Form 10QSB
period 2001-03-31
EXCEL PUBLISHING INC
filed 2001-05-16
CIK 1127993

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

      [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from     to

                    Commission File No. 333-51918
                       EXCEL PUBLISHING, INC.
  (Exact name of small business issuer as specified in its charter)

            Nevada                          87-0653761
(State or other jurisdiction of     (IRS Employer Identification No.)
incorporation  or organization)

            2250 West Center St., Springville,  UT  84663
              (Address of principal executive offices)

                            801-489-7079
                     (Issuer's telephone number)

                           Not Applicable
(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2001: 10,500,000 shares of common stock.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                             FORM 10-QSB
                          E NUTRITION, INC.

                                INDEX
                                                       Page
PART I.   Financial Information

          Item I.  Financial Statements (unaudited)       3

          Condensed Balance Sheets - March 31, 2001       4
          (unaudited) and December 31, 2000

          Condensed    Statements   of   Operations       5
          (unaudited)  for the Three  Months  Ended
          March  31,  2001 and 2000,  and  for  the
          period  from Inception on March 13,  1996
          through December 31, 2000
                                                          6
          Condensed   Statements  of   Cash   Flows
          (unaudited)  for the Three  Months  Ended
          March  31,  2001 and 2000,  and  for  the
          period  from Inception on March 13,  1996
          through December 31, 2000                       7

          Notes     to    Consolidated    Financial
          Statements                                     10

          Item  2.   Management's  Discussion   and
          Analysis of Financial Condition or Plan of Operation

PART II.  Other Information
          Item 2.  Changes in Securities                 11
          Item 6.  Exhibits and Reports on Form 8-K      11

          Signatures                                     11

(Inapplicable items have been omitted)

PART I.

Financial Information

Item 1.  Financial Statements (unaudited)

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                       EXCEL PUBLISHING, INC.
                    [A Development Stage Company]

                 UNAUDITED CONDENSED BALANCE SHEETS

                               ASSETS


                                         March 31, December 31,
                                            2001       2000
                                         __________ __________
CURRENT ASSETS:
  Cash                                   $    3,115  $   5,332
                                         __________ __________
        Total Current Assets                  3,115      5,332
                                         __________ __________
                                         $    3,115  $   5,332
                                         __________ __________

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                       $    8,233  $   8,904
  Accrued liabilities                        16,376      4,893
  Unearned subscription income                5,433     13,516
  Note payable - related party                8,000      8,000
                                         __________ __________
        Total Current Liabilities            38,042     35,313
                                         __________ __________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding               -          -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   10,500,000 shares issued and
   outstanding                               10,500     10,500
  Capital in excess of par value             24,500     24,500
  (Deficit) accumulated during the
    development stage                       (69,927)   (64,981)
                                         __________ __________
   Total Stockholders' Equity (Deficit)     (34,927)  (29,981)
                                         __________ __________
                                         $    3,115  $   5,332
                                         __________ __________

Note: The Balance Sheet of December 31, 2000, was taken from the audited financial statements at that date and condensed.

   The accompanying notes are an integral part of these unaudited condensed financial statements.

                       EXCEL PUBLISHING, INC.
                    [A Development Stage Company]


             UNAUDITED CONDENSED STATEMENT OF OPERATIONS




                                                  From Inception on
                                      For the Three  June 7, 2000
                                       Months Ended    Through
                                        March 31,     March 31,
                                           2001          2001
                                      ____________________________

REVENUE, net                             $   8,765   $     18,770

COST GOODS SOLD                             10,845         58,674
                                      ____________________________
  Gross profit                              (2,080)       (39,904)

EXPENSES:
  General and Administrative                 2,866         30,023
                                      ____________________________
LOSS BEFORE INCOME TAXES                    (4,946)       (69,927)

CURRENT TAX EXPENSE                              -              -

DEFERRED TAX EXPENSE                             -              -
                                      ____________________________

NET LOSS                                 $  (4,946)   $   (69,927)
                                      ____________________________

LOSS PER COMMON SHARE                    $    (.00)  $       (.01)
                                      ____________________________

   The accompanying notes are an integral part of these unaudited condensed financial statements.

                       EXCEL PUBLISHING, INC.
                    [A Development Stage Company]

            UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS



                                                  From Inception on
                                      For the Three  June 7, 2000
                                       Months Ended    Through
                                        March 31,     March 31,
                                           2001          2001
                                      ___________________________
Cash Flows From Operating Activities:
 Net loss                                     $  (4,946)  $ (69,927)
 Adjustments to reconcile net loss to
   net cash used by operating activities:
  Changes in assets and liabilities:
    Increase in accrued liabilities              11,483      16,376
    Increase in accounts payable                   (671)      8,233
    Increase in unearned subscription income     (8,083)      5,433
                                               _____________________
     Net Cash (Used) by Operating Activities     (2,217)    (39,885)
                                               _____________________
Cash Flows From Investing Activities                  -           -
                                               _____________________
    Net Cash Provided by Investing Activities         -           -
                                               _____________________
Cash Flows From Financing Activities:
 Proceeds from issuance of common stock              -       35,000
 Proceeds from notes payable - related party         -        8,000
                                               _____________________
     Net Cash Provided by Financing Activities       -       43,000
                                               _____________________
Net Increase (Decrease) in Cash                 (2,217)       3,115

Cash at Beginning of Period                      5,332            -
                                              ______________________
Cash at End of Period                        $   3,115   $    3,115
                                              ______________________

Supplemental Disclosures of Cash Flow
  Information:

 Cash paid during the period for:
   Interest                                  $      -    $       -
   Income taxes                              $      -    $       -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the periods ended March 31, 2001:
    None


   The accompanying notes are an integral part of these unaudited condensed financial statements.

                       EXCEL PUBLISHING, INC.
                    [A Development Stage Company]

          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Excel Publishing, Inc. (the Company) was organized under the laws of the State of Nevada on June 7, 2000. The Company is considered a development stage company as defined in Statement of Financial Accounting Standards (SFAS) No. 7. The Company sells subscriptions to an investment newsletter. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Revenue Recognition - The Company recognizes revenue from the sale of subscriptions upon mailing of the Company's newsletters. At March 31, 2001, the Company has recorded unrecorded subscription income of $5,433, representing the unearned portion of annual subscriptions.

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". [See Note 7]

  Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Accounting Estimates - The preparation of unaudited financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the unaudited financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133)", SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No. 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued. SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the unaudited financial statements would not have been significant.

NOTE 2 - CAPITAL STOCK

  Common Stock - During June 2000, in connection with its organization, the Company issued 10,000,000 shares of its previously authorized, but unissued common stock. The shares were issued for $10,000 cash (or $.001 per share).

  During August 2000, the Company issued 500,000 shares of its previously authorized, but unissued common stock for $25,000 cash (or $.05 per share).

                       EXCEL PUBLISHING, INC.
                    [A Development Stage Company]

               NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2001, the Company has available unused operating loss carryforwards of approximately $70,000, which may be applied against future taxable income and which expire in various years through 2021.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $24,000 as of March 31, 2001 with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $1,700 during the three months ended March 31, 2001.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - As of March 31, 2001, the Company has paid $53,556 in compensation to an officer/director of the Company.

  Loan from an Officer- During December 2000, an officer of the Company loaned $8,000 to the Company at a rate of 10% per annum due on demand.

NOTE 5 - GOING CONCERN

  The accompanying condensed financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations.
  Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The unaudited financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                       EXCEL PUBLISHING, INC.
                    [A Development Stage Company]

               NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 6 - COMMITMENTS AND CONTINGENCIES

  License Agreement - In December 2000, the Company entered into a license agreement with Eldridge Investment Management Company for the exclusive right to receive the timely information generated from Eldridge's computer-based investment strategy programs, EIM Mutual Fund Program. The Company will have the exclusive right to utilize EIM Mutual Fund Program for news letter-based services for one year from December 11, 2000. Thereafter, the Company will have the exclusive right to utilize this program in this manner provided the Company pay not less than $500 during each month of the second year, not less than $1,000 during each month of the third year, and not less than $1,500 during each month thereafter. In the event payments fall below those specified during any month, the Company's exclusive right terminates, although their right to continue utilizing the EIM Mutual Fund Program will continue. This agreement may be terminated by either party on or after January 1, 2004 upon three months' prior written notice to the other party.

NOTE 7 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share:

                                                          From Inception on
                                            For the Three   June 7, 2000
                                            Months Ended    Through
                                               March 31,     March 31,
                                                 2001          2001
                                           ____________ ______________
Loss from continuing operations
available to common shareholders
(numerator)                                $   (4,946)   $   (69,927)
                                          ____________ ______________
Weighted average number of
common shares outstanding used
in computing loss per share for the period
(denominator)                             10,500,000      10,418,685
                                          ____________ ______________

  Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

NOTE 8 - SUBSEQUENT EVENT

  Proposed Stock Offering - The Company is proposing to make a public offering of 1,000,000 shares of its previously authorized but unissued common stock. This offering is proposed to be registered with the Security and Exchange Commission on Form SB-2. An offering price of $.10 per share has been arbitrarily determined by the Company. The offering will be managed by the Company without an underwriter. The shares will be offered and sold by an officer of the Company, who will receive no sales commissions or other compensation in connection with the offering, except for reimbursement of expenses actually incurred on behalf of the Company in connection with the offering. The sale of all 1,000,000 shares is to be made within 90 days (or 120 days if extended by the Company) of the commencement of the offering.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION OR PLAN OF OPERATION

Forward-Looking Statement Notice

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the "Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

Three Month periods Ended March 31, 2001

The Company commenced operations in June 2000, therefore no comparable data is available. The Company had revenue from continuing operations for the three-month periods ended March 31,
2001 and 2000 of $8,765.   Cost of goods sold was $10,845 for the
period ending March 31, 2001.

General and administrative expenses for the three month periods ended March 31, 2001, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs and wages. These expenses were $2,866.

As a result of the foregoing factors, the Company realized a net loss of $4,946 for the three months ended March 31, 2001.

Liquidity and Capital Resources

At March 31, 2001 the Company had $3,115 cash in hand and total current liabilities of $38,042. The Company believes that its current cash needs can be met with the cash on hand and continued operations. However, should the Company find it necessary to raise additional capital, the Company may sell common stock of the Company or enter into debt financing agreements.

The Company filed an SB-2 Registration Statement with the Securities and Exchange Commission that became effective on March 26, 2001.
The Company proposes to raise a minimum of $80,000 and a maximum of $100,000 through the sale of its registered common stock. The Company has an escrow agreement in place whereby the Company cannot use the proceeds from the sale of stock until the minimum amount has been reached. As of March 31, 2001, the Company had not received the minimum amount. Should the Company fail to raise the minimum amount by June 26, 2001, unless extended for an additional 30 days, it will have to refund any monies held in escrow.

PART II.  OTHER INFORMATION

Item 2.  Use of Proceeds from Registered Securities

The Company filed an SB-2 Registration Statement on its common stock for a minimum of $80,000 and a maximum of $100,000 with the Securities and Exchange Commission that went effective on March 26, 2001. The Company is offering a minimum of 800,000 shares and a maximum of 1,000,000 shares at $0.10 per share. The Commission file number is 333-51918. The offering commenced on March 26, 2001, however the Company has not yet raised the minimum amount and has in place an escrow agreement whereby all funds are placed in escrow until the minimum amount is raised. Should the Company fail to raise the minimum, all proceeds will be refunded.

As of May 11, 2001, the Company has incurred expenses in the amount of approximately $21,305 relating to the Registration Statement. Expenses include legal fees, accounting fees, escrow fees, filing fees, printing and transfer agent costs. There are no underwriters discounts, commissions or finders fees. The Company originally estimated expenses to be $25,000 and believes this is an accurate estimate.

Item 6.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2001.

Exhibits: None


                         SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              E NUTRITION, INC.


Date: May 15, 2001            By:/s/ Anthony B. Ramon
                              President and Treasurer