Form 10QSB/A
period 2001-03-31
EXCEL PUBLISHING INC
filed 2001-05-16
CIK 1127993

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-QSB
                          AMENDMENT NO. 1

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

                             FORM 10-QSB
                          EXCEL PUBLISHING, INC.

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

                              EXCEL PUBLISHING, INC.


Date: May 15, 2001            By:/s/ Anthony B. Ramon
                              President and Treasurer