Form 10QSB
period 2001-06-30
EXCEL PUBLISHING INC
filed 2001-08-15
CIK 1127993

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2001: 11,300,000 shares of common stock.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                             FORM 10-QSB
                       EXCEL PUBLISHING, INC.

                                INDEX
                                                       Page
PART I.   Financial Information

          Item I.  Financial Statements (unaudited)       3

          Condensed Balance Sheets - June 30,  2001       4
          (unaudited) and December 31, 2000

          Condensed    Statements   of   Operations       5
          (unaudited) for the Three and Six  Months
          Ended June 30, 2001, and for the period from Inception on June 7, 2000 through
          June 30, 2000 and 2001

          Condensed   Statements  of   Cash   Flows       6
          (unaudited) for the Three and Six  Months
          Ended June 30, 2001, and for the period from Inception on June 7, 2000 through
          June 30, 2000 and 2001

          Notes     to    Consolidated    Financial       7
          Statements

          Item  2.   Management's  Discussion   and      11
          Analysis of Financial Condition or Plan of Operation

PART II.  Other Information
          Item  2.   Us of Proceeds from Registered      13
          Sescurities                                    13
          Item 6.  Exhibits and Reports on Form 8-K

          Signatures                                     13

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

                       EXCEL PUBLISHING, INC.
                    [A Development Stage Company]

                 UNAUDITED CONDENSED BALANCE SHEETS

                               ASSETS


                                          June 30, December 31,
                                            2001       2000
                                         __________ __________
CURRENT ASSETS:
  Cash                                   $   36,633  $   5,332
                                         __________ __________
        Total Current Assets                 36,633      5,332
                                         __________ __________
                                         $   36,633  $   5,332
                                         __________ __________


           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                       $    7,338  $   8,904
  Accrued liabilities                         7,110      4,893
  Unearned subscription income               19,175     13,516
  Note payable - related party                8,000      8,000
                                         __________ __________
        Total Current Liabilities            41,623     35,313
                                         __________ __________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding               -          -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   11,300,000 and 10,500,000
   shares issued and outstanding             11,300     10,500
  Capital in excess of par value            103,700     24,500
  (Deficit) accumulated during the
    development stage                      (119,990)   (64,981)
                                         __________ __________
   Total Stockholders' Equity (Deficit)      (4,990)   (29,981)
                                         __________ __________
                                         $   36,633  $   5,332
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

                       EXCEL PUBLISHING, INC.
                    [A Development Stage Company]


             UNAUDITED CONDENSED STATEMENT OF OPERATIONS

                                                      From Inception
                                                           on June 7,
                          For the Three   For the Six     2000 Through
                           Months Ended  Months Ended       June 30,
                              June 30,    June 30,    _______________________
                               2001        2001          2000        2001

REVENUE, net                 $   9,348   $   17,431   $    1,031   $   27,436

COST GOODS SOLD                 14,429       38,302        8,865       86,131

  Gross profit                  (5,081)     (20,871)      (7,834)     (58,695)


OPERATING EXPENSES:
  General and Administrative    24,940       33,700        3,738       60,857


OPERATING LOSS                 (30,021)     (54,571)     (11,572)     (119,552)

OTHER EXPENSES:
  Interest Expense                 206          438            -           438


LOSS BEFORE INCOME TAXES       (30,227)     (55,009)     (11,572)     (119,990)


CURRENT TAX EXPENSE                  -            -            -             -

DEFERRED TAX EXPENSE                 -            -            -             -



NET LOSS                     $ (30,227)   $ (55,009)   $ (11,572)   $ (119,990)


LOSS PER COMMON SHARE        $    (.00)   $   (.00)    $    (.00)   $     (.01)


   The accompanying notes are an integral part of these unaudited condensed financial statements.

                       EXCEL PUBLISHING, INC.
                    [A Development Stage Company]

            UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                   From Inception
                                                                     on June 7,
                                                    For the Six     2000 Through
                                                    Months Ended      June 30,
                                                       June 30,  _______________________
                                                          2001      2000      2001
Cash Flows From Operating Activities:
 Net loss                                             $  (55,009) $(11,572) $ (119,990)
 Adjustments to reconcile net loss to
   net cash used by operating activities:
  Changes in assets and liabilities:
    Increase in accrued liabilities                        2,217     1,407       7,110
    Increase (decrease) in accounts payable               (1,566)      600       7,338
    Increase in unearned subscription income               5,659    12,631      19,175

     Net Cash Provided (Used) by Operating Activities    (48,699)    3,066     (86,367)

Cash Flows From Investing Activities                           -         -           -

     Net Cash Provided by Investing Activities                 -         -           -

Cash Flows From Financing Activities:
 Proceeds from issuance of common stock                   80,000    10,000     115,000
 Proceeds from notes payable - related party                   -         -       8,000

     Net Cash Provided by Financing Activities            80,000    10,000     123,000

Net Increase (Decrease) in Cash                           31,301    13,066      36,633

Cash at Beginning of Period                                5,332         -           -

Cash at End of Period                                   $ 36,633   $13,066   $  36,633


Supplemental Disclosures of Cash Flow
  Information:

 Cash paid during the period for:
   Interest                                            $      -   $      -  $        -
   Income taxes                                        $      -   $      -  $        -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the periods ended June 30, 2001:
    None

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001 and 2000 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended June 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

  Revenue Recognition - The Company recognizes revenue from the sale of subscriptions upon mailing of the Company's newsletters. At June 30, 2001, the Company has unrecorded subscription income in the amount of $19,175, representing the unearned portion of annual subscriptions.

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". [See Note 8]

  Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

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

  Stock Offering - During June 2001, the Company completed a public offering of 800,000 shares of its previously authorized but unissued common stock for $80,000 cash (or $.10 per share). This offering was registered with the Securities and Exchange Commission on Form SB-2.

NOTE 3 - ACCRUED LIABILITIES

          Accrued payroll and payroll taxes     $ 6,678
          Accrued interest on loan                  432
                                                 _______
                                                 $7,110
                                                 _______

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2001, the Company has available unused operating loss carryforwards of approximately $119,000, which may be applied against future taxable income and which expire in various years through 2021.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $40,500 as of June 30, 2001 with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $18,700 during the six months ended June 30, 2001.

NOTE 5 - RELATED PARTY TRANSACTIONS

  Management Compensation - As of June 30, 2001, the Company has paid $33,326 in compensation to an officer/director of the Company.

  Loan from an Officer- During December 2000, an officer of the Company loaned $8,000 to the Company at a rate of 10% per annum due on demand.

                       EXCEL PUBLISHING, INC.
                    [A Development Stage Company]

          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - GOING CONCERN

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

  License Agreement - In December 2000, the Company entered into a license agreement with Eldridge Investment Management Company for the exclusive right to receive the timely information generated from Eldridge's computer-based investment strategy programs, EIM Mutual Fund Program. The Company will have the exclusive right to utilize EIM Mutual Fund Program for news letter-based services for one year from December 11, 2000. Thereafter, the Company will have the exclusive right to utilize this program in this manner provided the Company pay not less than $500 during each month of the second year, not less than $1,000 during each month of the third year, and not less than $1,500 during each month thereafter. In the event payments fall below those specified during any month, the Company's exclusive right terminates, although their right to continue utilizing the EIM Mutual Fund Program will continue. This agreement may be terminated by either party on or after January 1, 2004 within three months' of having given prior written notice to the other party.

  The Company will pay Eldridge 10 percent of all new and renewing subscription revenue collected (net refunds) from any newsletter based service utilizing the ElM Mutual Fund Program. The Company will pay this amount on the 15th day of each month following the receipt of subscription revenue and provide Eldridge with an accurate report of all new and renewing subscription revenue.

                       EXCEL PUBLISHING, INC.
                    [A Development Stage Company]

          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share:

                                                              From Inception
                                                                 on June 7,
                                  For the Three  For the Six     2000 Through
                                   Months Ended  Months Ended       June 30,
                                       June 30,    June 30,    ____________________
                                         2001       2001          2000        2001
Loss from continuing operations
 available to common shareholders
 (numerator)                        $   (30,227)  $  (55,009)  $  (11,572) $ (119,990)

Weighted average number of
 common shares outstanding used
 in computing loss per share for the
 period (denominator)                10,693,407   10,597,238   10,000,000   10,484,474

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

Our business

We market annual subscriptions for an investment strategy newsletter called the "Sector Fund Wealth Builder." The Sector Fund Wealth Builder is published and distributed to subscribers on a weekly basis. The newsletter provides timely information regarding our proprietary strategy, stock market observations, information on websites and publications relative to the stock market and investing, and a portfolio performance analysis.

Our strategy is based upon information provided by Eldridge
Investment Management, with whom we have an exclusive marketing agreement. EIM has developed a computer system that tracks and analyses sector funds and determines sustained leadership or momentum growth in targeted sectors. We use the information provided by EIM to notify our subscribers of buy or sell signals of certain sector funds.

In addition to the recommendations based upon the EIM data, we provide a commentary on financial markets and the economy. Our commentary, provided by Mr. Ramon, is based on research and analysis of weekly trends, market developments, current political and economic events and other information obtained from subscription and non-subscription sources, websites, periodicals, and financial news channels.

We currently fax, e-mail and U.S. mail our newsletter and Portfolio Alerts to our subscribers. In addition, for up to the minute information, we have a telephone hotline at 801-344-1304 where subscribers can call for an update of any new buy or sell recommendations. Our hotline is available to our subscribers 24 hours a day, seven days a week.

Subscriptions are $497 per year. Under certain promotions, we offer new subscribers an introductory offer of $297 per year. We offer a 100% refund for any subscriber who cancels within the first sixty days. Thereafter, at any time a subscriber cancels their subscription, we pro rate a refund.

We have agreed to pay EIM a royalty of 10% for all new and renewing subscriptions, less any refunds. In return EIM provides us instant notification of any and all signals given by their proprietary system. We have exclusive right to utilize the EIM program for one year from December 11, 2000. Thereafter, we will have exclusive rights provided we pay not less than $500 during each month of the second year, not less than $1,000 during each month of the third year and not less than $1,500 during each month thereafter. In the event our payments fall below the required levels during any month, our exclusive rights terminate, although we can continue to utilize the EIM program. Our agreement with EIM can be terminated by either party on or after January 1, 2004 upon three months written notice to the other party.

In addition to our weekly newsletter, the Sector Fund Wealth Builder, we also publish intra-week alerts called Portfolio Alerts. If and when the EIM system gives a buy or sell signal intra-week, we notify our subscribers via a Portfolio Alert that is sent to the subscribers the same day, typically within hours of receiving the information from EIM. This information is also placed on our hotline immediately. Along with a buy or sell recommendation, we include a description of the funds we recommend, along with the fund's strategy and its holdings.

Currently, subscription fees paid by subscribers is our sole source
of revenue.   We anticipate our future website will provide
additional revenue sources. We will consider allowing advertising inserts to accompany our newsletter at such time as our subscriber base reaches a significant level.

Three Month and Six Month periods Ended June 30, 2001 and 2000

The Company had revenue of $9,348 from continuing operations for the three month period ended June 30, 2001. From inception on June 7,
2000 through June 30, 2000, the Company had revenue of 1,031.   Cost
of goods sold was $14,429 for the period ending June 30, 2001 and $8,865 from inception through June 30, 2000. For the six month period ended June 30, 2001, the Company had revenue of $17,431 and cost of goods sold was $38,302.

General and administrative expenses for the three month periods ended June 30, 2001, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs and wages. These expenses were $24,940. Expenses from inception through June 30, 2000 were $3,738. For the six months ended June 30, 2001, the Company had expenses in the amount of $33,700. Increase in expenses is due to the Company commencing operations and costs associated with becoming a reporting company such as legal and accounting.

As a result of the foregoing factors, the Company realized a net loss of $30,227 for the three months ended June 30, 2001. From inception through June 30, 2000, the Company realized a net loss of $11,572. For the six month period ended June 30, 2001, the Company
had a net loss of $55,009.   The net loss from inception to June 30,
2001 was $119,990.

Liquidity and Capital Resources

At June 30, 2001 the Company had $36,633 cash in hand and total current liabilities of $41,623, resulting in a working capital deficit of $4,990. The Company believes that its current cash needs can be met with the cash on hand and continued operations. However, should the Company find it necessary to raise additional capital, the Company may sell common stock of the Company or enter into debt financing agreements.

The Company filed an SB-2 Registration Statement with the Securities and Exchange Commission that became effective on March 26, 2001.
The Company raised $80,000 and closed its offering on June 11, 2001.

PART II.  OTHER INFORMATION

Item 2.  Use of Proceeds from Registered Securities

The Company filed an SB-2 Registration Statement on its common stock for a minimum of $80,000 and a maximum of $100,000 with the Securities and Exchange Commission that went effective on March 26, 2001. The Commission file number is 333-51918. The offering commenced on March 26, 2001 and closed the offering on June 11, 2001 after raising the minimum of $80,000. As of June 30, 2001, the Company has incurred expenses of approximately $25,982 relating to the Registration Statement. Expenses include legal fees, accounting fees, escrow fees, filing fees, printing and transfer agent costs. There are no underwriters discounts, commissions or finders fees. The Company originally estimated expenses to be $25,000.

As of June 30, 2001, proceeds from the offering have been applied as follows:

     $10,993   Marketing costs
      19,512   Salaries
       2,566   General and administrative

Item 6.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2001.

Exhibits: None


                         SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              EXCEL PUBLISHING, INC.


Date: August 13, 2001        By/s/ Anthony B. Ramon
                              Anthony B. Ramon
                              President and Treasurer