Form 10QSB
period 2001-09-30
EXCEL PUBLISHING INC
filed 2001-11-14
CIK 1127993

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 333-51918

EXCEL PUBLISHING, INC.

(Exact name of small business issuer as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	87-0653761 (IRS Employer Identification No.)

2250 West Center St., Springville, UT 84663

(Address of principal executive offices)

801-489-0222

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2001: 11,300,000 shares of common stock.

Transitional Small Business Format: Yes [ ] No [ X ]

FORM 10-QSB

EXCEL PUBLISHING, INC.

INDEX
PART I.	Page
Financial Information
Item I. Financial Statements (unaudited)

Condensed Balance Sheets B September 30, 2001 (unaudited) and December 31, 2000

Condensed Statements of Operations (unaudited) for the Three and Nine Months Ended September 30, 2001, and for the period from Inception on June 7, 2000 through September 30, 2000 and 2001

Condensed Statements of Cash Flows (unaudited) for the Three and Nine Months Ended September 30, 2001, and for the period from Inception on June 7, 2000 through September 30, 2000 and 2001

Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

3 4 5 6 7 11
PART II. Other Information Item 2. Use of Proceeds from Registered Securities Item 6. Exhibits and Reports on Form 8-K	13 13
Signatures	13

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

EXCEL PUBLISHING, INC.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2001	2000
	_______________	________________
CURRENT ASSETS:
Cash	$ 2,933	$ 5,332
	_______________	_______________
Total Current Assets	2,933	5,332
	_______________	_______________
	$ 2,933	$ 5,332
	_______________	_______________

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$ 7,431	$ 8,904
Accrued liabilities	271	4,893
Unearned subscription income	12,055	13,516
Note payable - related party	-	8,000
	______________	______________
Total Current Liabilities	19,757	35,313
	_______________	______________
STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 11,300,000 and 10,500,000 shares issued and outstanding, respectively	11,300	10,500
Capital in excess of par value	103,700	24,500
(Deficit) accumulated during the development stage	(131,824)	(64,981)
	____________	____________
Total Stockholders' Equity (Deficit)	(16,824)	(29,981)
	____________	____________
	$ 2,933	$ 5,332
	_____________	______________

Note: The Balance Sheet of December 31, 2000, was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

EXCEL PUBLISHING, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
	For the Ended September 30, Three Months		For the Ended September 30, Nine Months		From Inception on June 7, 2000 Through September
	2001	2000	2001	2000	2001
REVENUE, net	$ 8,218	$ 7,299	$ 25,649	$ 8,330	$ 35,654
COST GOODS SOLD	9,316	15,150	47,618	24,015	95,447
Gross profit	(1,098)	(7,851)	(21,969)	(15,685)	(59,793)
OPERATING EXPENSES:
General and Administrative	10,637	10,802	44,337	14,540	71,494
OPERATING LOSS	(11,735)	(18,653)	(66,306)	(30,225)	(131,287)
OTHER EXPENSES:
Interest Expense	99	-	537	-	537
LOSS BEFORE INCOME TAXES	(11,834)	(18,653)	(66,843)	(30,225)	(131,824)
CURRENT TAX EXPENSE	-	-	-	-	-
	___________	___________	____________	_____________	______________
DEFERRED TAX EXPENSE	-	-	-	-	-
NET LOSS	$ (11,834)	$ (18,653)	$ (66,843)	$ (30,225)	$ (131,824)
	___________	___________	____________	____________	______________
LOSS PER COMMON SHARE $(.01)	$ (.00)	$ (.00)	$ (.01)	$ (.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EXCEL PUBLISHING, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
	For the Nine Months Ended September 30,		From Inception on June 7, 2000 Through September 30,
	2001	2000	2001
	_______________________	_______________________	_______________________
Cash Flows From Operating Activities:
Net loss	$ (66,843)	$ (30,225)	$ (131,824)
Adjustments to reconcile net loss to net cash used by
Operating activities:
Changes in assets and liabilities:
(Increase) in accounts receivable	-	(594)	-
(Increase) in prepaid assets	-	(5,000)	-
Increase (decrease) in accrued liabilities	(4,622)	1,709	271
Increase (decrease) in accounts payable	(1,473)	1,640	7,431
Increase (decrease) in unearned subscription income	(1,461)	10,134	12,055
	_____________	_____________	_____________
Net Cash Used by Operating Activities	(74,399)	(22,336)	(112,067)
	____________	_____________	_____________
Cash Flows From Investing Activities	-	-	-
	_____________	_____________	_____________
Net Cash Provided (Used) by Investing Activities	-	-	-
	_____________	_____________	_____________
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	80,000	35,000	115,000
Proceeds from notes payable - related party	-	-	8,000
Payments on notes payable - related party	(8,000)	-	(8,000)
	____________	_____________	_____________
Net Cash Provided by Financing Activities	72,000	35,000	115,000
	____________	_____________	_____________
Net Increase (Decrease) in Cash	(2,399)	12,664	2,933
Cash at Beginning of Period	5,332	-	-
	____________	_____________	_____________
Cash at End of Period	$ 2,933	$ 12,664	$ 2,933
	_____________	_____________	_____________
Supplemental Disclosures of Cash Flow
Information:
Cash paid during the period for:	$ 537	$ -	$ 537
Interest
Income taxes	$ -	$ -	$ -
Supplemental Schedule of Noncash Investing and Financing Activities:
For the periods ended September 30, 2001:
None

The accompanying notes are an integral part of these unaudited condensed financial statements.

EXCEL PUBLISHING, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Excel Publishing, Inc. (the "Company") was organized under the laws of the State of Nevada on June 7,2000. The Company is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company sells subscriptions to an investment newsletter. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and 2000 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended September 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

Revenue Recognition - The Company recognizes revenue from the sale of subscriptions upon mailing of the Company's newsletters. At September 30, 2001, the Company has recorded unearned subscription income in the amount of $12,055, representing the unearned portion of annual subscriptions.

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (ASFAS@) No. 140,AAccounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125@, SFAS No. 141, ABusiness Combinations@, SFAS No. 142, AGoodwill and Other Intangible Assets@, and SFAS No. 143, AAccounting for Asset Retirement Obligations@, were recently issued. SFAS No. 140, 141, 142 and 143 have no current applicability to the Company or their effect on the financial statements would not have been significant.

EXCEL PUBLISHING, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - CAPITAL STOCK

Preferred stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares were issued and outstanding at September 30, 2001 and December 31, 2000.

Common Stock - The Company has authorized 50,000,000 shares of $.001 par value common stock. During June 2000, in connection with its organization, the Company issued 10,000,000 shares of its previously authorized, but unissued common stock. The shares were issued for $10,000 cash (or $.001 per share).

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

NOTE 3 - ACCRUED LIABILITIES

Accrued liabilities consists of the following:
	September 30,	December 31,
	2001	2000
	______________	______________
Accrued payroll and payroll taxes	$ 271	$ 4,893
	______________	______________
	$ 271	$ 4,893

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109AAccounting for Income Taxes@. SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2001, the Company has available unused operating loss carryforwards of approximately $132,000, which may be applied against future taxable income and which expire in various years through 2021.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $45,000 and $25,000 as of September 30, 2001 and December 31, 2000, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $20,000 during the nine months ended September 30, 2001.

EXCEL PUBLISHING, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS

Management Compensation - As of September 30, 2001, the Company has paid $46,880 in compensation to an officer/director of the Company.

Loan from an Officer - During December 2000, an officer of the Company loaned $8,000 to the Company at a rate of 10% per annum due on demand. On August 17, 2001, this loan was repaid with accrued interest of $537.

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

License Agreement - In December 2000, the Company entered into a license agreement with Eldridge Investment Management Company for the exclusive right to receive the timely information generated from Eldridge's computer-based investment strategy programs, EIM Mutual Fund Program. The Company will have the exclusive right to utilize EIM Mutual Fund Program for news letter-based services for one year from December 11, 2000. Thereafter, the Company will have the exclusive right to utilize this program in this manner provided the Company pay not less than $500 during each month of the second year, not less than $1,000 during each month of the third year, and not less than $1,500 during each month thereafter. In the event payments fall below those specified during any month, the Company's exclusive right terminates, although their right to continue utilizing the EIM Mutual Fund Program will continue. This agreement may be terminated by either party on or after January 1, 2004 within three months= of having given prior written notice to the other party.

The Company will pay Eldridge 10 percent of all new and renewing subscription revenue collected (net of refunds) from any newsletter based service utilizing the ElM Mutual Fund Program. The Company will pay this amount on the 15th day of each month following the receipt of subscription revenue and provide Eldridge with an accurate report of all new and renewing subscription revenue.

EXCEL PUBLISHING, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Inception on June 7, 2000 Through September 30,
	2001	2000	2001	2000	2001
	______________	______________	___________	__________	________________
Loss from continuing operations available to common shareholders
(numerator)	$ (11,834)	$ (18,653)	$ (66,843)	$ (30,225)	$ (131,824)
	____________	_____________	___________	__________	___________

Weighted average number of common shares outstanding used in computing loss per share for the period
(denominator)	11,300,000	10,326,087	10,834,066	10,280,374	10,643,432
	______________	______________	___________	__________	__________

Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

NOTE 9 - SUBSEQUENT EVENTS

Officer Changes B On October 8, 2001, Steven White was appointed as director, president, vice president, secretary, and treasurer of the Company and Anthony Ramon, former director, president, vice president, secretary, and treasurer of the Company, resigned from all positions as officer and director.

License Agreement B On October 8, 2001, the Company licensed all production and distribution of its newsletter to Excel Publishers, Inc., a Utah corporation, for six months in exchange for $10,000 and 10% of the total subscription revenues generated by the licensed newsletter.

Item 2. MANAGEMENT's DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION OR PLAN OF OPERATION

Forward-Looking Statement Notice

When used in this report, the words "may", "will", "expect", "anticipate", "continue", "estimate", "project", "intend", and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations, and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

Our business

We market annual subscriptions for an investment strategy newsletter called the "Sector Fund Wealth Builder". The Sector Fund Wealth Builder is published and distributed to subscribers on a weekly basis. The newsletter provides timely information regarding our proprietary strategy, stock market observations, information on websites and publications relative to the stock market and investing, and a portfolio performance analysis.

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

Subsequent to the date of this report, On October 8, 2001, the current director, Anthony B. Ramon appointed Steven L. White to the board of directors and then resigned as an officer and director. Mr. Steven L. White is now the sole director and officer of the Company. Sparrow, Inc., an entity owned and controlled by Mr. White, purchased 8,000,000 shares of the Company's common stock from Mr. Ramon in exchange for $55,000. The stock purchase agreement and payment contract provides that $20,000 was payable at the date of signing the agreement and $5,000 each month thereafter for seven months. Mr. Steven L. White now controls 70% of the Company.

On October 8, 2001, the Company entered into a License Agreement with Excel Publishers, Inc., a Utah corporation. Excel Publishers, Inc. is owned and controlled by Anthony B. Ramon, our former director and executive officer. The Agreement provides Excel Publishers, Inc. a license to write, market and distribute the Sector Fund Wealth Builder newsletter for an initial period of six months. The license fee is $10,000 payable upon signing the Agreement. The license requires Excel Publishers, Inc. to pay the Company a royalty of ten percent (10%) of the total monthly revenues from subscription sales. The license is renewable upon the mutual agreement of both parties.

Three Month periods Ended September 30, 2001 and 2000

The Company had revenue of $8,218 from continuing operations for the three month period ended September 30, 2001 compared to $7,299 for the same period in 2000. Cost of goods sold was $9,316 for the period ending September 30, 2001 compared to $15,150 for the same period in 2000.

General and administrative expenses for the three month periods ended September 30, 2001, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs and wages. These expenses were $10,637 as compared to $10,802 for the same period in 2000. The Company had $99 in interest expense for the three months ended September 30, 2001 compared to $-0- for the same period in 2000.

As a result of the foregoing factors, the Company realized a net loss of $11,834 for the three months ended September 30, 2001 compared to $18,653 for the same period in 2000.

Nine Month periods Ended September 30, 2001 and 2000

The Company had revenue of $25,649 from continuing operations for the nine month period ended September 30, 2001 with no comparable period in 2000. Cost of goods sold was $47,618 for the period ending September 30, 2001 with no comparable period in 2000.

General and administrative expenses for the nine month periods ended September 30, 2001, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs and wages. These expenses were $44,337 with no comparable period in 2000. The Company had $537 in interest expense for the nine months ended September 30, 2001 with no comparable period in 2000.

As a result of the foregoing factors, the Company realized a net loss of $66,843 for the nine months ended September 30, 2001 with no comparable period in 2000.

Liquidity and Capital Resources

At September 30, 2001 the Company had $2,933 cash in hand and total current liabilities of $19,757, resulting in a working capital deficit of $14,767. The Company believes that its current cash needs can be met with the cash on hand and continued operations. However, should the Company find it necessary to raise additional capital, the Company may sell common stock of the Company or enter into debt financing agreements.

The Company filed an SB-2 Registration Statement with the Securities and Exchange Commission that became effective on March 26, 2001. The Company raised $80,000 and closed its offering on June 11, 2001.

PART II. OTHER INFORMATION

Item 2. Use of Proceeds from Registered Securities

The Company filed an SB-2 Registration Statement on its common stock for a minimum of $80,000 and a maximum of $100,000 with the Securities and Exchange Commission that went effective on March 26, 2001. The Commission file number is 333-51918. The offering commenced on March 26, 2001 and closed the offering on June 11, 2001 after raising the minimum of $80,000. As of September 30, 2001, the Company has incurred expenses of approximately $25,982 relating to the Registration Statement. Expenses include legal fees, accounting fees, escrow fees, filing fees, printing and transfer agent costs. There are no underwriters discounts, commissions or finders fees. The Company originally estimated expenses to be $25,000.

As of September 30, 2001, proceeds from the offering have been applied as follows:
Offering expense	$ 25,982
Marketing costs	28,497
Salaries	21,676
General & Administrative	3,845
Total	$ 80,000

Item 6. Exhibits and Reports on Form 8-K.

Reports on Form 8-K: A report on Form 8-K was filed with the Securities and Exchange Commission on October 11, 2001 reporting a change in control and other events.

Exhibits: None

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCEL PUBLISHING, INC.

Date: November 13, 2001 By: /s/ Steven L White

Steven L. White

President and Treasurer