Form 10KSB
period 2001-12-31
EXCEL PUBLISHING INC
filed 2002-03-22
CIK 1127993

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

(Mark One)

[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________ to ______________

Commission File Number 333-51918

Excel Publishing, Inc.

(Name of small business issuer in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	87-0653761 (I.R.S. Employer I.D. No.)

2250 West Center St. Springville, UT 84663

(Address and Zip Code of principal executive offices)

Issuer's telephone number, including area code: 801- 489-0222

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

$.001 par value, common voting shares

(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenue for its most recent fiscal year was: $37,151

The aggregate market value of the issuer's voting stock held as of March 12, 2002, by non-affiliates of the issuers was $453,250.

As of March 12, 2002, issuer had 11,300,000 shares of its $.001 par value common stock outstanding.

Transitional Small Business Format: Yes [ ] No [ X ]

Documents incorporated by reference: none

PART I

Item 1. Description of Business.

Excel Publishing Inc., ("Excel" or the "Company") was incorporated in Nevada on June 7, 2000. The Company is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company sells subscriptions to an investment newsletter. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend on the financial requirements of the Company and other factors.

Excel markets annual subscriptions for an investment strategy newsletter called the "Sector Fund Wealth Builder." The Sector Fund Wealth Builder is published and distributed to subscribers on a weekly basis. The newsletter provides timely information regarding our proprietary strategy, stock market observations, information on websites and publications relative to the stock market and investing, and a portfolio performance analysis.

In addition to Excel's weekly newsletter, the Sector Fund Wealth Builder, the Company also publishes intra-week alerts called Portfolio Alerts. If and when the EIM system gives a buy or sell signal intra-week, Excel notifies subscribers via a Portfolio Alert that is sent to subscribers the same day, typically within hours of receiving the information from EIM. This information is also placed on the hotline immediately. Along with a buy or sell recommendation, we include a description of recommended funds, the fund's strategy and its holdings.

Excel's strategy is based upon information provided by Eldridge Investment Management ("EIM"), with whom Excel has an exclusive marketing agreement. EIM has developed a computer system that tracks and analyses sector funds and determines sustained leadership or momentum growth in targeted sectors. Excel uses the information provided by EIM to notify subscribers of buy or sell signals of certain sector funds.

In addition to the recommendations based upon the EIM data, Excel provides a commentary on financial markets and the economy. The commentary is based on research and analysis of weekly trends, market developments, current political and economic events and other information obtained from subscription and non-subscription sources, websites, periodicals, and financial news channels.

Excel distributes its newsletter and Portfolio Alert to subscribers by fax, e-mail and U.S. mail. In addition, the Company maintains a telephone hotline at 801-344-1304 where subscribers can call for an update of any new buy or sell recommendations. The hotline is available to subscribers 24 hours a day, seven days a week.

Subscriptions are $497 per year. Under certain promotions, new subscribers are offered an introductory rate of $297 per year. The Company offers a 100% refund for any subscriber who cancels within the first sixty days. Thereafter, at any time a subscriber cancels their subscription, the company pro rates a refund.

Excel has agreed to pay EIM a royalty of 10% for all new and renewing subscriptions, less any refunds. In return EIM provides Excel with instant notification of any and all signals given by their proprietary system. Excel received exclusive right to utilize the EIM program for one year from December 11, 2000. Thereafter, Excel retains exclusive rights provided they pay not less than $500 during each month of the second year, not less than $1,000 during each month of the third year and not less than $1,500 during each month thereafter. In the event payments fall below the required levels during any month, the exclusive rights terminate, although Excel can continue to utilize the EIM program. The agreement with EIM can be terminated by either party on or after January 1, 2004 upon three months written notice to the other party.

The Company receives revenue from subscriptions to its newsletter, royalties based on subscriptions to its newsletter sold by a licensee, and licensing revenue from the licensing of its newsletter to a licensee. Excel anticipates that future website development will provide additional revenue. The Company has considered allowing advertising inserts to accompany the newsletters at such time as the subscriber base reaches a significant level.

Employees

The Company does not currently have any employees but relies upon the efforts of its director to conduct the business of the Company.

Item 2. Description of Property.

The Company does not currently own any property. The Company rents office space for $250 a month from a company owned by Steven L. White. The Company paid $250 during the year ending December 31, 2001. Until such time as the Company pursues a viable business opportunity and recognizes income, it will not seek independent office space.

Item 3. Legal Proceedings.

No legal proceedings are threatened or pending against the Company or any of its officers or directors. Further, none of the Company's officers or directors or affiliates of the Company are parties against the Company or have any material interests in actions that are adverse to the Company's interests.

Item 4. Submission of Matters to a Vote of Securities Holders.

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company's common stock is listed on the Over the Counter Bulletin Board ("OTCBB"), under the symbol "EXPB". As of March 12, 2002, the Company had 50 shareholders holding 11,300,000 shares of common stock. Of the issued and outstanding common stock, 800,000 are free trading, the balance are restricted stock as that term is used in Rule 144.

	CLOSING BID		CLOSING ASK
	High	Low	High	Low
2001
July 18 (first available) through September 28	0.1100	0.1000	0.0000	0.0000

October 1 through December 31	0.1100	0.1000	0.0000	0.0000

The above quotations, as provided by the National Quotation Bureau, LLC, represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

The Company has not paid, nor declared, any dividends since its inception and does not intend to declare any such dividends in the foreseeable future. The Company's ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that the corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Item 6. Management's Discussion and Analysis.

Twelve Month period Ended December 31, 2001 and from Inception on June 7, 2000 Through December 31, 2000.

The Company had revenue of $37,151 from continuing operations in the year ended December 31, 2001. Cost of goods sold during the year ended December 31, 2001 was $47,876.

General and administrative expenses for the year ended December 31, 2001, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs and wages. These expenses were $35,114. The Company also had interest expenses of $537 during the year ended December 31, 2001.

For the seven-month period from inception on June 7, 2000 through December 31, 2000, the Company had revenue of $10,005. Cost of goods sold was $47,829 for the seven-month period from June 7, 2000 through December 31, 2000.

General and administrative expenses for the seven-month period from inception on June 7, 2000 through December 31, 2000, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs and wages. These expenses were $27,157.

As a result of the foregoing factors, the Company realized a net loss of $64,981 for the period from inception on June 7, 2000 through December 31, 2000. For the year ended December 31, 2001, the Company realized a net loss of $46,376. The combined loss from inception on June 7, 2000 through December 31, 2001 was $111,357.

Liquidity and Capital Resources

At December 31, 2001 the Company had $3,496 cash in hand and royalties receivable of $58. The Company had total current liabilities of $540 in accounts payable. The Company also had $11,871 in unearned revenue resulting in total liabilities of $12,411. The Company believes that its current cash needs can be met with the cash on hand and continued operations. However, should the Company find it necessary to raise additional capital, the Company may sell common stock of the Company or enter into debt financing agreements.

The Company filed an SB-2 Registration Statement with the Securities and Exchange Commission that became effective on March 26, 2001. The Company raised $80,000 and closed its offering on June 11, 2001.

The Company has no capital commitments for the next twelve months.

Item 7. Financial Statements.

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the name, age, position and office term of the executive officer and director of the Company.
Name	Age	Positions	Since
Steven L. White	48	Director, President, Secretary/Treasurer	October 2001

All directors serve until the next annual stockholders meeting or until their successors are duly elected and qualified. All officers serve at the discretion of the Board of Directors.

Set forth below is a brief biography of Mr. Steven L. White, president, chief executive officer and director.

Steven L. White, Director, President, Secretary/Treasurer.

Mr. White earned his Bachelor of Science Degree from Brigham Young University in 1980 with a major in accounting and a minor in English. He is a member of the American Institute of Certified Public Accountants and has been employed by one national and two local CPA firms. Since 1983, Mr. White has been employed in private accounting and has been the controller of several small businesses which include Phoenix Ink, LLC, a financial newsletter publisher, from 1999 to present; HomeQuest, Inc., an educational software marketing company, from 1993 to 1998; InfoLink Technologies, Inc., a software development company, from 1991 to 1992; Jefferson Institute, Inc., an investment seminar company, from 1986 to 1990 and Video Ventures, Inc., a publicly held video rental company, from 1983 to 1985. Mr. White is the President and a director of New Horizon Education, Inc, a publicly traded company, and of eNutrition Inc., a publicly traded company.

Item 10. Executive Compensation

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation
Anthony B. Ramon Former Director and Chief Executive Officer	2001 2000	47,153 40,000	-0- -0-	-0- -0-
Steven L. White Current Director and Chief Executive Officer	2001 2000	-0- -0-	-0- -0-	-0- -0-

The Company paid $47,153 and $40,000 in compensation to the Company's former officer/director, Anthony B. Ramon during the year ended December 31, 2001 and during the period from inception on June 7, 2000 through December 31, 2000, respectively.

Employment Contracts and Termination of Employment and Change in Control Arrangement.

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change of control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of March 12, 2002, the number and percentage of the 11,300,000 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.
Name and Address	Amount	Percentage
Steven L. White (1) 2250 West Center St. Springville, UT 84663	8,005,000	70.84
Arianne Nemelka Support Foundation 2662 Stonebury Loop Road Springville, UT 84663	1,000,000	8.85
The Quest for the Gift of Life Foundation 6788 South 1300 East Ste. P Salt Lake City, UT 84121	1,000,000	8.85
Officers, Directors and Nominees as a Group: 3 People	10,005,000	88.54

(1) Officer and/or director. These shares are held in the name of Sparrow, Inc., a company owned and controlled by Steven L. White.

Item 12. Certain Relationships and Related Transactions.

The Company does not own property but rents office space on an as-needed basis for $250 per month from a company owned by the Company's current president, Steven L. White. The Company paid $250 and $0 during the year ended December 31, 2001 and the period from inception on June 7, 2000 through December 31, 2000, respectively.

During December 2000, the Company's former officer/director, Anthony B. Ramon loaned $8,000 to the Company at a rate of 10% per annum due on demand. On August 17, 2001, this loan was repaid with accrued interest of $537.

On October 8, 2001, then current director, Anthony B. Ramon appointed Steven L. White to the board of directors and then resigned as an officer and director. Mr. Steven L. White is now the sole director and officer of the Company. Sparrow, Inc., an entity owned and controlled by Mr. White, purchased 8,000,000 shares of the Company's common stock from Mr. Ramon in exchange for $55,000. The stock purchase agreement and payment contract provides that $20,000 was payable at the date of signing the agreement and $5,000 each month thereafter for seven months. Mr. Steven L. White now controls approximately 71% of the Company.

On October 4, 2001, the Company entered into a License Agreement with Excel Publishers, Inc., a Utah corporation. Excel Publishers, Inc. is owned and controlled by Anthony B. Ramon, our former director and executive officer. The Agreement provides Excel Publishers, Inc. a license to write, market and distribute the Sector Fund Wealth Builder newsletter for an initial period of six months. The license fee is $10,000 payable upon signing the Agreement. The license requires Excel Publishers, Inc. to pay the Company a royalty of ten percent (10%) of the total monthly revenues from subscription sales. The license is renewable upon the mutual agreement of both parties.

On February 19, 2002, the Company signed a letter of intent to acquire all of the outstanding shares of ANF Telecast, Inc. ("ANF") by issuing 6,000,000 shares of common stock to the shareholders of ANF. The agreement is subject to both companies completing several terms and conditions including the Company canceling all but 2,000,000 shares of common stock and the Company having no assets or liabilities. Final consummation is not expected until late March 2002.

Item 13. Exhibits and Reports on Form 8-K.

Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2001.

Exhibits

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Excel Publishing, Inc.

Date: March 20, 2002 By: /s/ Steven L. White

Steven L. White

President, Secretary/Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 20, 2002 By: /s/ Steven L. White

Director

EXCEL PUBLISHING, INC.

[A Development Stage Company]

CONTENTS

PAGE
-- Independent Auditors' Report	10
-- Balance Sheet, December 31, 2001	11
-- Statements of Operations, for the year ended December 31, 2001 and for the periods from inception on June 7, 2000 through December 31, 2000 and 2001	12
-- Statement of Stockholders' Equity (Deficit), for the period from inception on June 7, 2000 through December 31, 2001	13
-- Statements of Cash Flows, for the year ended December 31, 2001 and for the periods from inception on June 7, 2000 through December 31, 2000 and 2001	14
-- Notes to Financial Statements	15- 19

INDEPENDENT AUDITORS' REPORT

Board of Directors

EXCEL PUBLISHING, INC.

Salt Lake City, Utah

We have audited the accompanying balance sheet of Excel Publishing, Inc. [a development stage company] at December 31, 2001, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2001 and for the periods from inception on June 7, 2000 through December 31, 2000 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Excel Publishing, Inc. [a development stage company] as of December 31, 2001, and the results of its operations and its cash flows for the year ended December 31, 2001 and for the periods from inception on June 7, 2000 through December 31, 2000 and 2001, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company has liabilities in excess of assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

January 5, 2002

Salt Lake City, Utah

EXCEL PUBLISHING, INC.

[A Development Stage Company]

BALANCE SHEET

ASSETS	December 31, 2001
CURRENT ASSETS:
Cash	$ 3,496
Royalties receivable	58
_________
Total Current Assets	3,554
_________
$ 3,554
_________
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$ 540
_________
Total Current Liabilities	540
UNEARNED REVENUE	11,871
_________
Total Liabilities	12,411
_________
STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-
Common stock, $.001 par value, 50,000,000 shares authorized, 11,300,000 shares issued and outstanding	11,300
Capital in excess of par value	91,200
Earnings (deficit) accumulated during the development stage	(111,357)
_________
Total Stockholders' Equity (Deficit)	(8,857)
_________
$ 3,554
_________

The accompanying notes are an integral part of this financial statement.

EXCEL PUBLISHING, INC.

[A Development Stage Company]

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the Year Ended December 31,	From Inception on June 7, 2000 Through December 31,
	2001	2000	2001
REVENUE, net	$ 37,151	$ 10,005	$ 47,156
COST GOODS SOLD	47,876	47,829	95,705
	_____________	_____________	_____________
GROSS PROFIT (LOSS)	(10,725)	(37,824)	(48,549)
EXPENSES:
General and Administrative	35,114	27,157	62,271
	_____________	_____________	_____________
OPERATING LOSS	(45,839)	(64,981)	(110,820)
OTHER EXPENSES:
Interest expense	537	-	537
	_____________	_____________	_____________
LOSS BEFORE INCOME TAXES	(46,376)	(64,981)	(111,357)
CURRENT TAX EXPENSE	-	-	-
DEFERRED TAX EXPENSE - - -	-	-	-
	_____________	_____________	_____________
NET LOSS	$ (46,376)	$ (64,981)	$ (111,357)
	_____________	_____________	_____________
LOSS PER COMMON SHARE	$ (.00)	$ (.00)	$ (.01)
	_____________	_____________	_____________

The accompanying notes are an integral part of these financial statements.

EXCEL PUBLISHING, INC.

[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM THE DATE OF INCEPTION ON JUNE 7, 2000

THROUGH DECEMBER 31, 2001

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Earnings (deficit) Accumulated During the Development Stage
	Shares	Amount	Shares	Amount
BALANCE, June 7, 2000	-	$ -	-	$ -	$ -	$ -
Common stock issued for cash at $.001 per share, June 2000	-	-	10,000,000	10,000	-	-
Common stock issued for cash at $.05 per share, August 2000	-	-	500,000	500	24,500	-
Net loss for the period ended December 31, 2000	-	-	-	-	-	(64,981)
	_____________	_____________	_____________	_____________	_____________	_____________
BALANCE, December 31, 2000	-	-	10,500,000	10,500	24,500	(64,981)
Common stock issued for Cash at $.10 per share net of offering costs of $12,500, June 2001	-	-	800,000	800	66,700	-
Net loss for the year ended December 31, 2001	-	-	-	-	-	(46,376)
	_____________	_____________	_____________	_____________	_____________	_____________
BALANCE, December 31, 2001	-	$ -	11,300,000	$ 11,300	$ 91,200	$ (111,357)
	_____________	_____________	_____________	_____________	_____________	_____________

The accompanying notes are an integral part of this financial statement.

EXCEL PUBLISHING, INC.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	For the Year Ended December 31,	For the Year Ended December 31,	From Inception on June 7, 2000 Through December 31,
	2001	2000	2001
Cash Flows From Operating Activities:
Net loss	$ (46,376)	$ (64,981)	$ (111,357)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in assets and liabilities:
(Increase) in royalties receivable	(58)	-	(58)
Increase (decrease) in accrued liabilities	(4,893)	4,893	-
Increase (decrease) in accounts payable	(8,364)	8,904	540
Increase (decrease) in unearned revenue	(1,645)	13,516	11,871
	_____________	_____________	_____________
Net Cash (Used) by Operating Activities	(61,336)	(37,668)	(99,004)
	_____________	_____________	_____________
Cash Flows From Investing Activities	-	-	-
	_____________	_____________	_____________
Net Cash Provided by Investing Activities	-	-	-
	_____________	_____________	_____________
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	80,000	35,000	115,000
Payments of stock offering costs	(12,500)	-	(12,500)
Proceeds from notes payable - related party	-	8,000	8,000
Payments on notes payable - related party	(8,000)	-	(8,000)
	_____________	_____________	_____________
Net Cash Provided by Financing Activities	59,500	43,000	102,500
	_____________	_____________	_____________
Net Increase (Decrease) in Cash	(1,836)	5,332	3,496
Cash at Beginning of Period	5,332	-	-
	_____________	_____________	_____________
Cash at End of Period	$ 3,496	$ 5,332	$ 3,496
	_____________	_____________	_____________
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$ 537	$ -	$ 537
Income taxes	$ -	$ -	$ -

Supplemental Schedule of Noncash Investing and Financing Activities:

For the period from inception on June 7, 2000 through December 31, 2001:

None

The accompanying notes are an integral part of these financial statements.

EXCEL PUBLISHING, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Excel Publishing, Inc. ("the Company") was organized under the laws of the State of Nevada on June 7, 2000. The Company is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company sells a monthly investment newsletter. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Revenue Recognition - The Company recognizes revenue from the sale of subscriptions to its investment newsletter over the term of the subscription and upon mailing the newsletters. The Company also receives royalty revenue from its licensee based upon the sales of its investment newsletter by the licensee. The Company also is recognizing revenue from the licensing of its investment newsletter over the term of the licensing agreement.

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

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", were recently issued. SFAS No. 141, 142, 143 and 144 have no current applicability to the Company or their effect on the financial statements would not have been significant.

EXCEL PUBLISHING, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - REVENUE / UNEARNED REVENUE

The Company has recorded subscription revenues from the sales of its investment newsletters, net of refunds, which amounted to $31,986 and $10,005 during the year ended December 31, 2001 and the period from inception on June 7, 2000 through December 31, 2000, respectively. The Company recorded royalty revenue of $330 during the year ended December 31, 2001, based upon the sales of its newsletters by its licensee [See Note 7]. The Company also recorded $4,835 in Licensing revenue from the sale of a license agreement. Unearned revenues consists of the following:

December 31,
2001
Unearned subscription revenue	$ 6,706
Deferred licensing revenue	5,165
____________
Total Unearned Revenue	$ 11,871
____________

NOTE 3 - CAPITAL STOCK

Preferred stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares were issued and outstanding at December 31, 2001.

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

Stock Offering - During June 2001, the Company completed a public stock offering of 800,000 shares of its previously authorized, but unissued common stock for $80,000 cash (or $.10 per share). This offering was registered with the Securities and Exchange Commission on Form SB-2. Stock offering costs of $12,500 were netted against the proceeds in capital in excess of par value.

Change in Control - On October 8, 2001, the Company's current president purchased 8,000,000 shares of the Company's common stock from the Company's former president in a private transaction, resulting in a change in control of the Company. In conjunction with the stock transaction, the Company's former officer and director resigned and the Company's current president was appointed as the sole officer and director of the Company.

EXCEL PUBLISHING, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2001, the Company has available unused operating loss carryforwards of approximately $111,000, which may be applied against future taxable income and which expire in various years through 2021.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $37,900 and $25,000 as of December 31, 2001 and 2000, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $12,900 during the year ended December 31, 2001.

NOTE 5 - RELATED PARTY TRANSACTIONS

Management Compensation - The Company paid $47,153 and $40,000 in compensation to the Company's former officer/director during the year ended December 31, 2001 and the period from inception on June 7, 2000 through December 31, 2000, respectively.

Loan from an Officer - During December 2000, the Company's former officer/director loaned $8,000 to the Company at a rate of 10% per annum due on demand. On August 17, 2001, this loan was repaid with accrued interest of $537.

Rent - The Company rents office space on an as-needed basis for $250 per month from a company owned by the Company's current president. The Company paid $250 and $0 during the year ended December 31, 2001 and the period from inception on June 7, 2000 through December 31, 2000, respectively.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company has liabilities in excess of assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

EXCEL PUBLISHING, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 7 - COMMITMENTS AND CONTINGENCIES

License Agreement - In December 2000, the Company entered into a license agreement with Eldridge Investment Management Company for the exclusive right to receive the timely information generated from Eldridge's computer-based investment strategy programs, EIM Mutual Fund Program. The Company will pay Eldridge 10 percent of all new and renewing subscription revenue collected (net of refunds) from any newsletter based service utilizing the ElM Mutual Fund Program. The Company will pay this amount on the 15th day of each month following the receipt of subscription revenue and provide Eldridge with an accurate report of all new and renewing subscription revenue. The Company will have the exclusive right to utilize EIM Mutual Fund Program for newsletter-based services for one year from December 11, 2000. Thereafter, the Company will have the exclusive right to utilize this program in this manner provided the Company pay not less than $500 during each month of the second year, not less than $1,000 during each month of the third year, and not less than $1,500 during each month thereafter. In the event payments fall below those specified during any month, the Company's exclusive right terminates, although their right to continue utilizing the EIM Mutual Fund Program will continue. This agreement may be terminated by either party on or after January 1, 2004 within three months of having given prior written notice to the other party.

License Agreement - On October 4, 2001, the Company entered into a license agreement with Excel Publishers, Inc. granting them the exclusive right to market the Company's investment newsletter within the United States. The Company received $10,000 as a licensing fee and will receive 10% of all revenue generated from the sale of the Company's investment newsletter. The agreement is for six months, is renewable upon mutual agreement and may be terminated only if Excel Publishers, Inc. fails to make payments or if the Company markets its investment newsletter in the United States itself or through another contractor.

NOTE 8 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

	For the Year Ended December 31,	For the Year Ended December 31,	From Inception on June 7, 2000 Through December 31,
	2001	2000	2001
Loss from continuing operations available to common shareholders (numerator)	$ (46,376)	$ (64,981)	$ (111,357)
	____________	____________	____________
Weighted average number of common shares outstanding used in computing loss per share for the period (denominator)	10,951,507	10,381,910	10,600,175
	____________	____________	____________

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would effect the computation of diluted loss per share.

EXCEL PUBLISHING, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 9 - SUBSEQUENT EVENTS

Proposed Merger - On February 19, 2002, the Company signed a letter of intent to acquire all of the outstanding shares of ANF Telecast, Inc. ("ANF") by issuing 6,000,000 shares of common stock to the shareholders of ANF. The agreement is subject to both companies completing several terms and conditions including the Company canceling all but 2,000,000 shares of common stock and the Company having no assets or liabilities. Final consummation is not expected until late March 2002.