Form 10QSB
period 2002-03-31
FULLCIRCLE REGISTRY INC
filed 2002-05-14
CIK 1127993

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File No. 333-51918

FULLCIRCLE REGISTRY, INC.

(Exact name of small business issuer as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	87-0653761 (IRS Employer Identification No.)

500 West Jefferson Street, PNC Plaza, Suite 2310

Louisville, KY 40202

(Address of principal executive offices)

502-540-5112

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2002: 753,334 shares of common stock.

Transitional Small Business Format: Yes [ ] No [ X ]

FORM 10-QSB

FULLCIRCLE REGISTRY, INC.

INDEX
PART I.	Financial Information	Page
	Item I. Financial Statements (unaudited)	3
	Condensed Balance Sheets - March 31, 2002 (unaudited) and December 31 , 2001	4
	Condensed Statements of Operations (unaudited) for the Three Months Ended March 31, 2002 and 2001, and for the period from Inception on June 7, 2000 through March, 31, 2002	5
	Condensed Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2002 and 2001, and for the period from Inception on June 7, 2000 through March 31, 2002	6
	Notes to Unaudited Condensed Financial Statements	7
	Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation	14
PART II.	Other Information
	Item 5. Subsequent Events	15
	Item 2. Use of Proceeds from Registered Securities	15
	Item 6. Exhibits and Reports on Form 8-K	16
	Item 10. Consulting Agreement	16
Signatures	17

(Inapplicable items have been omitted)

PART I.

Financial Information

Item 1. Financial Statements (unaudited)

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. These financial statements do not reflect the financial position of the Company in its current form, nor are the results of operations for the periods presented necessarily indicative of the results to be expected for the full year. The following financial statements do not reflect the current financial position or the results of operations for the Company following the subsequent reorganization with Full Circle Registry, Inc.

FULLCIRCLE REGISTRY, INC.

(Formerly Excel Publishing, Inc.)

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS	March 31,	December 31,
	2002	2001
CURRENT ASSETS:
Cash	$ 2,020	$ 3,496
Royalties receivable	440	58
	__________	__________
Total Current Assets	2,460	3,554
	__________	__________
	$ 2,460	$ 3,554
	__________	__________
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$ 9,960	$ 540
	__________	__________
Total Current Liabilities	9,960	540
UNEARNED REVENUE	2,578	11,871
	__________	__________
Total Liabilities	12,538	12,411
	__________	__________
STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 753,334 shares issued and outstanding	753	753
Capital in excess of par value	101,747	101,747
(Deficit) accumulated during the development stage	(112,578)	(111,357)
	__________	__________
Total Stockholders' Equity (Deficit)	(10,078)	(8,857)
	__________	__________
	$ 2,460	$ 3,554
	__________	__________

Note: The Balance Sheet of December 31, 2001 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

FULLCIRCLE REGISTRY, INC.

(Formerly Excel Publishing, Inc.)

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,	For The Three Months Ended March 31,	From Inception on June 7, 2000 Through March 31,
	2002	2001	2002
REVENUE	$ -	$ -	$ -
COST GOODS SOLD	-	-	-
	__________	__________	__________
GROSS PROFIT	-	-	-
EXPENSES:
General and administrative	-	-	-
	__________	__________	__________
LOSS BEFORE INCOME TAXES	-	-	-
CURRENT TAX EXPENSE	-	-	-
DEFERRED TAX EXPENSE	-	-	-
	__________	__________	__________
LOSS FROM CONTINUING OPERATIONS	-	-	-
	__________	__________	__________
DISCONTINUED OPERATIONS:
Loss from discontinued operations (net of $0 in income taxes)	(1,221)	(4,946)	(112,578)
Gain on disposal of discontinued operations (net of $0 in income taxes)	-	-	-
	__________	__________	__________
LOSS FROM DISCONTINUED OPERATIONS	(1,221)	(4,946)	(112,578)
	__________	__________	__________
NET LOSS	$ (1,221)	$ (4,946)	$ (112,578)
	__________	__________	__________
LOSS PER COMMON SHARE:
Loss from continuing operations	$ -	$ -	$ -
Loss from discontinued operations	(.00)	(.01)	(.16)
Gain on disposal of discontinued operations	-	-	-
	__________	__________	__________
LOSS PER COMMON SHARE	$ (.00)	$ (.01)	$ (.16)
	__________	__________	__________

The accompanying notes are an integral part of these unaudited condensed financial statements.

FULLCIRCLE REGISTRY, INC.

(Formerly Excel Publishing, Inc.)

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,	For the Three Months Ended March 31,	From Inception on June 7, 2000 Through March 31,
	2002	2001	2002
Cash Flows From Operating Activities:
Net loss	$ (1,221)	$ (4,946)	$ (112,578)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in assets and liabilities:
(Increase) in royalties receivable	(382)	-	(440)
Increase in accrued liabilities	-	11,483	-
Increase (decrease) in accounts payable	9,420	(671)	9,960
Increase (decrease) in unearned income	(9,293)	(8,083)	2,578
	__________	__________	__________
Net Cash (Used) by Operating Activities	(1,476)	(2,217)	(100,480)
	__________	__________	__________
Cash Flows From Investing Activities	-	-	-
	__________	__________	__________
Net Cash Provided by Investing Activities	-	-	-
	__________	__________	__________
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	-	-	115,000
Payments of stock offering costs	-	-	(12,500)
Proceeds from notes payable - related party	-	-	8,000
Payments on notes payable - related party	-	-	(8,000)
	__________	__________	__________
Net Cash Provided by Financing Activities	-	-	102,500
	__________	__________	__________
Net Increase (Decrease) in Cash	(1,476)	(2,217)	2,020
Cash at Beginning of Period	3,496	5,332	-
	__________	__________	__________
Cash at End of Period	$ 2,020	$ 3,115	$ 2,020
	__________	__________	__________
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -	$ 537
Income taxes	$ -	$ -	$ -

Supplemental Schedule of Noncash Investing and Financing Activities:

For the three months ended March 31, 2002:

None

For the three months ended March 31, 2001:

None

The accompanying notes are an integral part of these unaudited condensed financial statements.

FULLCIRCLE REGISTRY, INC.

(Formerly Excel Publishing, Inc.)

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - FullCircle Registry, Inc. ("the Company") was organized under the laws of the State of Nevada on June 7, 2000 as Excel Publishing, Inc. The Company subsequently changed its name from Excel Publishing, Inc. to FullCircle Registry, Inc. during April 2002 [See Note 10]. The Company is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company was previously engaged in selling a monthly investment newsletter [See Note 2]. The Company plans to provide a registry of emergency medical information through the acquisition of a subsidiary [See Note 10]. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and 2001 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

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

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". [See Note 9]

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

FULLCIRCLE REGISTRY, INC.

(Formerly Excel Publishing, Inc.)

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

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

Reclassification - The financial statements for periods prior to March 31, 2002 have been reclassified to conform to the headings and classifications used in the March 31, 2002 financial statements.

Restatement - During April 2002, the Company effected a 1 for 15 reverse stock split [See Note 10]. The financial statements have been restated, for all periods presented, to reflect this stock split.

NOTE 2 - DISCONTINUED OPERATIONS

During April 2002, the Company sold its investment newsletter business [See Note 10]. The assets and liabilities of the investment newsletter business disposed of consisted of the following at:

	March 31,	December 31,
	2002	2001
Royalties receivable	$ 440	$ 58
	__________	__________
Total assets	$ 440	$ 58
	__________	__________
Accounts payable	2,000	500
Unearned revenue	2,578	11,871
	__________	__________
Total liabilities	$ 4,578	$ 12,371
	__________	__________
Net liabilities disposed of	$ 4,138	$ 12,313
	__________	__________

Assets are shown at their expected net realizable values and liabilities are shown at their face amounts.

FULLCIRCLE REGISTRY, INC.

(Formerly Excel Publishing, Inc.)

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - DISCONTINUED OPERATIONS [Continued]

The following is a summary of the results of operations of the Company's investment newsletter business:

	For the Three Months Ended March 31,	For the Three Months Ended March 31,	From Inception on June 7, 2000 Through March 31,
	2002	2001	2002
Sales	$ 9,733	$ 8,765	$ 56,889
Cost goods sold	-	10,845	95,705
General and administrative	10,954	2,866	73,225
Interest	-	-	537
	__________	__________	__________
Net loss	(1,221)	(4,946)	(112,578)
	__________	__________	__________

NOTE 3 - REVENUE / UNEARNED REVENUE

The Company has recorded subscription revenues from the sales of its investment newsletters, net of refunds, which amounted to $4,348 and $8,765 during the three months ended March 31, 2002 and 2001, respectively. The Company recorded royalty revenue of $440 and $0 during the three months ended March 31, 2002 and 2001, respectively, based upon the sales of its newsletters by its licensee [See Note 8]. The Company also recorded $4,945 and $0, respectively, in licensing revenue from the sale of a license agreement. Unearned revenues consists of the following:

	March 31,	December 31,
	2002	2001
Unearned subscription revenue	$ 2,358	$ 6,706
Deferred licensing revenue	220	5,165
	__________	__________
Total Unearned Revenue	$ 2,578	$ 11,871
	__________	__________

NOTE 4 - CAPITAL STOCK

Preferred stock - The Company had previously authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. During April 2002, the Company increased the authorized preferred stock from 5,000,000 shares to 10,000,000 shares. No shares were issued and outstanding at March 31, 2002 and December 31, 2001.

FULLCIRCLE REGISTRY, INC.

(Formerly Excel Publishing, Inc.)

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - CAPITAL STOCK [Continued]

Common Stock - The Company has authorized 50,000,000 shares of $.001 par value common stock. During June 2000, in connection with its organization, the Company issued 666,667 shares of its previously authorized, but unissued common stock. The shares were issued for $10,000 cash (or $.015 per share).

During August 2000, the Company issued 33,333 shares of its previously authorized, but unissued common stock for $25,000 cash (or $.75 per share).

Stock Offering - During June 2001, the Company completed a public stock offering of 53,334 shares of its previously authorized, but unissued common stock for $80,000 cash (or $1.50 per share). This offering was registered with the Securities and Exchange Commission on Form SB-2. Stock offering costs of $12,500 were netted against the proceeds in capital in excess of par value.

Change in Control - On October 8, 2001, the Company's president purchased 533,333 shares of the Company's common stock from the Company's former president in a private transaction, resulting in a change in control of the Company. In conjunction with the stock transaction, the Company's former officer and director resigned and the Company appointed a new president as the sole officer and director of the Company.

Stock Split - During April 2002, the Company effected a 1 for 15 reverse stock split [See Note 10]. The financial statements, for all periods presented, have been restated to reflect the split.

NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2002, the Company has available unused operating loss carryforwards of approximately $112,000, which may be applied against future taxable income and which expire in various years through 2022. However, the Company has subsequently entered into a merger agreement which will result in a change in control of the Company. Due to the change in control, there may be limitations on the amount of the operating loss carryforwards that can be used for income tax purposes.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $38,300 and $37,900 as of March 31, 2002 and December 31, 2001, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $400 during the three months ended March 31, 2002.

FULLCIRCLE REGISTRY, INC.

(Formerly Excel Publishing, Inc.)

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS

Management Compensation - The Company paid $0 and $13,556 in compensation to the Company's officers and directors during the three months ended March 31, 2002 and 2001, respectively.

Rent - The Company rents office space on an as-needed basis from a company owned by the Company's president. The Company paid $0 and $0 during the three months ended March 31, 2002 and 2001, respectively.

NOTE 7 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

License Agreement - In December 2000, the Company entered into a license agreement with Eldridge Investment Management Company for the exclusive right to receive the timely information generated from Eldridge's computer-based investment strategy programs, EIM Mutual Fund Program. The Company pays Eldridge 10 percent of subscription revenue collected from any newsletter-based service utilizing the ElM Mutual Fund Program. The Company maintains the exclusive right to utilize EIM Mutual Fund Program for newsletter-based services provided the Company pay not less than $500 during each month of the second year, not less than $1,000 during each month of the third year, and not less than $1,500 during each month thereafter. In the event payments fall below those specified during any month, the Company's exclusive right terminates, although their right to continue utilizing the EIM Mutual Fund Program will continue. This agreement may be terminated by either party on or after January 1, 2004 within three months of having given prior written notice to the other party. This agreement was subsequently sold [See Note 10].

License Agreement - On October 8, 2001, the Company entered into a license agreement with Excel Publishers, Inc. granting them the exclusive right to market the Company's investment newsletter within the United States. The Company received $10,000 as a licensing fee and receives 10% of all revenue generated from the sale of the Company's investment newsletter. The agreement is for six months, is renewable upon mutual agreement and may be terminated only if Excel Publishers, Inc. fails to make payments or if the Company markets its investment newsletter in the United States itself or through another contractor. This agreement was subsequently sold [See Note 10].

FULLCIRCLE REGISTRY, INC.

(Formerly Excel Publishing, Inc.)

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 - COMMITMENTS AND CONTINGENCIES [Continued]

Cancelled Proposed Merger - On February 19, 2002, the Company signed a letter of intent to acquire all of the outstanding shares of ANF Telecast, Inc. ("ANF") by issuing 400,000 shares of common stock to the shareholders of ANF. The agreement was subject to both companies completing several terms and conditions including the Company canceling all but 133,334 shares of common stock and the Company having no assets or liabilities. On March 20, 2002, ANF terminated the letter of intent.

NOTE 9 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

	For the Three Months Ended March 31,	For the Three Month Ended March 31,	From Inception on June 7, 2000 Through March 31,
	2002	2001	2002
Loss from continuing operations available to common shareholders (numerator)	$ -	$ -	$ -
	__________	__________	__________
Loss from discontinued operations available to common shareholders (numerator)	$ (1,221)	$ (4,946)	$ (112,578)
	__________	__________	__________
Weighted average number of common shares outstanding used in computing loss per share for the period (denominator)	753,334	700,000	713,021
	__________	__________	__________

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would effect the computation of diluted loss per share.

NOTE 10 - SUBSEQUENT EVENTS

Discontinued Operations - On April 5, 2002, the Company sold its investment newsletter business to Excel Publishers, Inc. ("Buyer"). In exchange for the rights and assets, Buyer has subsequently assumed the liabilities and agreements associated with the Company's investment newsletter business as of April 5, 2002.

FULLCIRCLE REGISTRY, INC.

(Formerly Excel Publishing, Inc.)

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10 - SUBSEQUENT EVENTS [Continued]

Consulting Agreement - On April 8, 2002, the Company entered into a consulting agreement with McKinley Capital ("McKinley"). McKinley will assist the Company in finding and evaluating potential merger candidates. The term of the agreement is for six months, beginning on April 1, 2002, or until the Company makes an acquisition, whichever occurs first. The Company has subsequently paid a non-refundable fee of $50,000 to McKinley.

Agreement and Plan of Reorganization - On April 10, 2002, the Company signed an agreement and plan of reorganization with FULLCIRCLE Registry, Inc. ("FULLCIRCLE"). The Company acquired all 12,500 outstanding common shares of FULLCIRCLE by issuing 12,000,000 shares of common stock to the shareholders of FULLCIRCLE and this transaction will be accounted for as a recapitalization of FULLCIRCLE. In connection with the agreement, the Company amended its articles of incorporation to change the name of the Company to FullCircle Registry, Inc. In connection with the agreement, the Company effected a 1 for 15 reverse stock split, the Company's officers and directors resigned and new officers and directors were elected. In connection with the agreement, the Company agreed to cancel 449,997 shares of common stock for cash of $224,400 and the re-issuance of 396,667 shares of restricted common stock.

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

Description of the Business

FullCircle Registry, Inc. ("FullCircle" or the "Company") was organized under the laws of the State of Nevada on June 7, 2000 as Excel Publishing, Inc. The Company subsequently changed its name from Excel Publishing, Inc. to FullCircle Registry, Inc. during April 2002. FullCircle is a technology-based emergency document and information management company. The Company digitally stores customer's emergency documents and information and makes them instantly available to the customer and/or to emergency personnel, whenever and wherever they are needed, 24 hours/day and 7 days/week, by fax, or via a secure Internet connection, using the Member's User ID and PIN numbers and the Company's state of the art system with 24-hour live customer support.

Subscribers join FullCircle by completing a simple, one page enrollment form that includes the primary subscriber's name and address, along with the names of his or her spouse and children to be included if a family membership is purchased, and payment information. Payment options include payroll deduction, if FullCircle is offered by an employer, and no payment information is requested if it is an included prepaid benefit. When FullCircle receives the enrollment form, unique User ID's and Personal Identification Numbers ("PIN's") are assigned to each subscriber together with unique User ID's and PIN's for each family member. A complete membership package is generated and immediately mailed directly to the subscriber. This package contains the requested identification device (such as a pendant or keychain) and a wallet-size ID Card for each member with the unique User ID and PIN for that member and all instructions and all forms need for membership including medical history and emergency contact questionnaires, the BrightStarTM emergency identification tools and forms to create the appropriate advanced directives (such as living wills) for the applicable state. The subscriber and/or family members complete the documents and return them in postage paid envelopes provided.

When the completed documents are received by FullCircle, they are immediately scanned into a secure electronic database, linked to the customer's assigned User ID and PIN and the service is activated. Customers may also store legal and other documents using the Company's "Electronic Safe Deposit Box" feature. These additional documents are also linked to the member's User ID and PIN but require an additional password, known only to the member, to be accessed. Once activation occurs, members or emergency medical personnel acting in an emergency can access the appropriate information and documents by using the customer's ID Pendant or Wallet ID Card directly via the internet or by calling FullCircle's Emergency Response Personnel 24-hours a day. Upon security verification, our Emergency Response Personnel can provide direction to the FullCircle website and/or immediately send the documents via fax, mail or courier. Members accessing personal information and stored documents in their "Electronic Safe Deposit Box" must use their assigned User ID and PIN along with their password. Documents may also be sent via mail or courier wherever they are needed.

Our security system includes designs, methodology and systems to prevent intrusion both to the physical space where documents, records and systems are stored as well as the virtual space where images and other data are stored. In each case, the system balances reasonable access against appropriate levels of security so that the system can be claimed to be virtually impenetrable while still allowing reasonably convenient access in fulfillment of the promise of making emergency information immediately accessible to the needs of our customers.

FullCircle's national headquarters and operations center are located on the 23rd floor of the PNC Bank building in Louisville, KY. Customer information is stored both in paper and digital form in an ultra-secure, access controlled environment with 24-hour video surveillance, motion detectors and numerous other security measures.

FullCircle has developed a clear marketing strategy whereby it has segmented the marketing efforts into three primary sectors:

1. Companies to whom we sell our service as either a product or service enhancement (including companies who elect to add our service as a value-added component to one or more of their products or services), paid employee benefit, voluntary payroll deduction option or a company endorsed direct purchase option:

2. Resellers, including insurance companies and agencies, whom we ask to sell to companies and/or their individual customers;

3. Associations and organization whom we ask to sell to the public as a means of fundraising.

Financial Condition

The following financial statements do not reflect the current financial position or the results of operations for the Company following the subsequent reorganization with Full Circle Registry, Inc.

Three Month periods Ended March 31, 2002 and 2001

The Company had no revenue from continuing operations for the three month periods ended March 31, 2002 and March 31, 2001. The Company had net losses from discontinued operations of $1,221 for the period ended March 31, 2002 compared to $4,946 for the same period in 2001. The lack of revenue is the result of the Company discontinuing previous operations as part of a reorganization and recommencing operations following reorganization.

Liquidity and Capital Resources

At March 31, 2002 the Company had $2,020 cash in hand and $440 in royalties receivable. Total current liabilities for the same period were $12,538. The Company believes that its current cash needs can be met with the cash on hand and continued operations. However, should the Company find it necessary to raise additional capital, the Company may sell common stock of the Company or enter into debt financing agreements.

PART II. OTHER INFORMATION

Item 5. Subsequent Events:

Discontinued Operations - On April 5, 2002, the Company sold its investment newsletter business to Excel Publishers, Inc. ("Buyer"). In exchange for the rights and assets, Buyer has subsequently assumed the liabilities and agreements associated with the Company's investment newsletter business as of April 5, 2002.

Consulting Agreement - On April 8, 2002, the Company entered into a consulting agreement with McKinley Capital ("McKinley"). McKinley will assist the Company in finding and evaluating potential merger candidates. The term of the agreement is for six months, beginning on April 1, 2002, or until the Company makes an acquisition, whichever occurs first. The Company has subsequently paid a non-refundable fee of $50,000 to McKinley.

Agreement and Plan of Reorganization - On April 10, 2002, the Company signed an agreement and plan of reorganization with FULLCIRCLE Registry, Inc. ("FULLCIRCLE"). The Company acquired all 12,500 outstanding common shares of FULLCIRCLE by issuing 12,000,000 shares of common stock to the shareholders of FULLCIRCLE and this transaction will be accounted for as a recapitalization of FULLCIRCLE. In connection with the agreement, the Company amended its articles of incorporation to change the name of the Company to FullCircle Registry, Inc. In connection with the agreement, the Company effected a 1 for 15 reverse stock split, the Company's officers and directors resigned and new officers and directors were elected. In connection with the agreement, the Company agreed to cancel 449,997 shares of common stock for cash of $224,400 and the re-issuance of 396,667 shares of restricted common stock.

Item 6. Exhibits and Reports on Form 8-K.

Subsequent to this report, on May 2, 2002 a report on Form 8-K was filed with the Securities and Exchange Commission reporting an Agreement and Plan of Reorganization. Pursuant to the Agreement, 12,000,000 shares of Excel Publishing, Inc. were exchanged for all of the issued and outstanding shares of FullCircle Registry, Inc. making FullCircle Registry, Inc. a wholly-owned subsidiary of Excel Publishing, Inc. This transaction, which closed on April 17, 2002, created a change in control of the Company. Pursuant to the Agreement, Alec G. Stone, James A. Reskin, George Harman, Steven Whitten and Bruce A. Kramer became directors of the Company, James A. Reskin, George Harman and Bruce A. Kramer became officers and the current officers and directors resigned. As a part of the Agreement, the Company changed its name to FullCircle Registry, Inc.

Item 10. Exhibits:

SEC #	Title
10	Consulting Agreement between the Company and McKinley Capital, Inc.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULLCIRCLE REGISTRY, INC.

Date: May 14, 2002 By: /s/ James A. Reskin

James A. Reskin

Chief Executive Officer and Treasurer