Form 10QSB
period 2002-06-30
FULLCIRCLE REGISTRY INC
filed 2002-08-20
CIK 1127993

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  June  30,  2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2002: 14,100,030 shares of common stock, $.001 par value.

Transitional  Small  Business  Format:  Yes  [   ]  No  [  X  ]


                                  FORM 10-QSB
                            FULLCIRCLE REGISTRY, INC.

                                      INDEX

                                                                            Page
PART I..  Financial Information

          Item I.  Financial Statements (unaudited)                            3

          Consolidated Balance Sheets - June 30, 2002 (unaudited) and
          December 31, 2001                                                  4-5

          Consolidated Statements of Operations (unaudited) for the Three
          Months and Six Months Ended June 30, 2002 and 2001, and for
          the period from Inception on January 20, 2000 through June 30,
          2002                                                                 6

          Consolidated Statements of Cash Flows (unaudited) for the Three
          Months and Six Months Ended June 30, 2002, and for the period
          from Inception on January 20, 2000 through June 30, 2002             7

          Notes to Consolidated Financial Statements                           8

          Item 2.  Management's Discussion and Analysis of Financial
          Condition or Plan of Operation                                      10

PART II.  Other Information
          Item 6.  Exhibits and Reports on Form 8-K                           13

          Signatures                                                          13

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


                            FULLCIRCLE REGISTRY, INC.
                          (a Development Stage Company)
                          Consolidated Balance Sheets


                                   ASSETS
                                   ------

                                        June 30,      December 31,
                                         2002         2001
                                       ------------  ------------
                                       (Unaudited)
                                       ------------
CURRENT ASSETS:
  Cash. . . . . . . . . . . . . . . .  $   337,592   $  3,251
  Note receivable - related party . .            -     20,000
                                       ------------  ------------
      Total Current Assets. . . . . .      337,592     23,251
                                       ------------  ------------

PROPERTY AND EQUIPMENT:
   Office furniture and fixtures. . .       60,952     60,952
   Computers and equipment. . . . . .       10,153     10,153
   Software . . . . . . . . . . . . .      250,472    244,296
                                       ------------  ------------

                                           321,577    315,401
                                       ------------  ------------
Less:
   Accumulated depreciaton - software     (116,563)   (91,855)
   Accumulated depreciaton. . . . . .      (22,304)   (15,194)
                                       ------------  ------------

      Total Property and Equipment. .      182,710    208,352
                                       ------------  ------------

OTHER ASSETS:
   Prepaid expenses . . . . . . . . .        4,100          -
   Deposits . . . . . . . . . . . . .        1,717      1,717
                                       ------------  ------------

      Total Other Assets. . . . . . .        5,817      1,717
                                       ------------  ------------

     TOTAL ASSETS . . . . . . . . . .  $   526,119   $233,320
                                       ============  ============


                                      FULL CIRCLE REGISTRY, INC
                                    (A Development Stage Company)
                                     Consolidated Balance Sheets



                                                                           June 30,          December 31,
                                                                             2002              2001
                                                                           ------------  ---------------
                                                                           (Unaudited)
                                                                           ------------

CURRENT LIABILITIES:
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   149,371   $   170,016
   Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .       21,162        18,974
   Interest payable . . . . . . . . . . . . . . . . . . . . . . . . . . .      155,743        91,612
   Line of credit . . . . . . . . . . . . . . . . . . . . . . . . . . . .       35,000        25,135
   Current protion of long-term liabilities . . . . . . . . . . . . . . .    1,534,882       595,000
                                                                           ------------  ---------------

      Total Current Liabilities . . . . . . . . . . . . . . . . . . . . .    1,896,158       900,737
                                                                           ------------  ---------------

LONG-TERM LIABILITIES:
   Convertible bonds. . . . . . . . . . . . . . . . . . . . . . . . . . .      335,000       365,000
   Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       20,050             -
   Notes payable-related party. . . . . . . . . . . . . . . . . . . . . .    1,179,832       680,931
   Less: current portion of long-term liabilities . . . . . . . . . . . .   (1,534,832)     (595,000)
                                                                           ------------  ---------------

      Total Long Term Liabilities . . . . . . . . . . . . . . . . . . . .            -       450,931
                                                                           ------------  ---------------

     Total Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .    1,896,158     1,351,668
                                                                           ------------  ---------------

STOCKHOLDERS' EQUITY:
 Common Stock, Authorized 50,000,000 Shares of $.001 Par Value,
    Issued and Outstanding 14,100,030 and 12,000,000 shares, respectively       14,100        12,000
  Additional Paid in Capital. . . . . . . . . . . . . . . . . . . . . . .      731,896        14,103
  Deficit Accumulated During the Development Stage. . . . . . . . . . . .   (2,459,035)   (1,144,451)
                                                                           ------------  ---------------

      Total Stockholders' Equity. . . . . . . . . . . . . . . . . . . . .   (1,713,039)   (1,118,348)
                                                                           ------------  ---------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . . . . .  $   526,119   $   233,320
                                                                           ============  ==============


                                         FULL CIRCLE REGISTRY, INC
                                       (A Development Stage Company)
                                          Statement of Operations
                                                (Unaudited)

                                              For the three              For the six            From inception on
                                              months ended               months ended            January 20, 2000
                                                June 30,                   June 30,                thru June 30,
                                      --------------------------  --------------------------  -------------------
                                          2002          2001          2002          2001               2002
                                      ------------  ------------  ------------  ------------  -------------------

Revenues . . . . . . . . . . . . . .  $     1,801   $    11,200   $     5,012   $    33,500   $    81,000

Cost of Sales. . . . . . . . . . . .            -         5,290         1,131        12,043        31,685
                                      ------------  ------------  ------------  ------------  -------------------

Gross Profit . . . . . . . . . . . .        1,801         5,910         3,881        21,457        49,315

Operating Expenses
  Selling. . . . . . . . . . . . . .            -         9,969         6,037        27,169       251,764
  General & Administrative . . . . .      790,453        53,896     1,238,272       110,438     1,977,475
                                      ------------  ------------  ------------  ------------  -------------------

    Total Operating Expenses . . . .      790,453        63,865     1,244,309       137,607     2,229,239
                                      ------------  ------------  ------------  ------------  -------------------

Operating Income (Loss). . . . . . .     (788,652)      (57,955)   (1,240,428)     (116,150)   (2,179,924)
                                      ------------  ------------  ------------  ------------  -------------------

Other Income (Expense)
   Loss on disposal of assets. . . .            -             -             -             -        (4,300)
   Bad debt. . . . . . . . . . . . .            -             -             -             -       (14,516)
   Interest Expense. . . . . . . . .      (37,078)       (8,352)      (74,156)       (9,194)     (260,295)
                                      ------------  ------------  ------------  ------------  -------------------

    Total Other Income (Expense) . .      (37,078)       (8,352)      (74,156)       (9,194)     (279,111)
                                      ------------  ------------  ------------  ------------  -------------------

Net Income (Loss). . . . . . . . . .  $  (825,730)  $   (66,307)  $(1,314,584)  $  (125,344)  $(2,459,035)
                                      ============  ============  ============  ============  ===================

Net Income (Loss) Per Share. . . . .  $     (0.06)  $     (0.01)  $     (0.10)  $     (0.01)  $     (0.20)
                                      ============  ============  ============  ============  ===================

Weighted Average Shares Outstanding.   13,633,333    12,000,000    12,816,667    12,000,000    12,158,065
                                      ============  ============  ============  ============  ===================


                                  FULL CIRCLE REGISTRY, INC
                                (A Development Stage Company)
                             Statement of Cash Flows (Unaudited)


                                                     For the six months ended   From inception on
                                                               June 30,         January 20, 2000
                                                     ------------------------
                                                                                  thru June 30,
                                                          2002         2001          2002
                                                      ------------  ----------  ------------
Cash Flows from Operating Activities
  Net Income (Loss). . . . . . . . . . . . . . . . .  $(1,314,584)  $(125,346)  $(2,459,035)
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operations:
     Depreciation & Amortization . . . . . . . . . .       31,818       8,713       138,867
     Stock Issued for Services . . . . . . . . . . .      709,143           -       709,703
     Loss on disposal of asset . . . . . . . . . . .            -           -         4,300
  Change in Assets and Liabilities
     (Increase) Decrease in Accounts Receivable. . .            -      (6,015)            -
     (Increase) Decrease in Prepaid Expenses . . . .       (4,100)    (14,476)       (4,100)
     Increase (Decrease) in Bank Overdraft . . . . .            -       1,277             -
     Increase (Decrease) in Accounts Payable . . . .      (20,645)    (79,802)      149,371
     Increase (Decrease) in Accrued Expenses . . . .        2,188           -        21,162
     Increase (Decrease) in Interest Payable . . . .       64,131           -       155,743
                                                      ------------  ----------  ------------
  Net Cash Provided(Used) by Operating Activities. .     (532,049)   (215,649)   (1,283,989)
                                                      ------------  ----------  ------------

Cash Flows from Investing Activities
  Cash paid for deposits . . . . . . . . . . . . . .            -         100        (1,717)
  Cash paid for note receivable. . . . . . . . . . .       20,000           -             -
  Cash paid for property and equipment . . . . . . .       (6,176)    (61,725)     (326,377)
  Cash received from sale of property and equipment.            -           -           500
                                                      ------------  ----------  ------------
  Net Cash Provided (Used) by Investing Activities .       13,824     (61,625)     (327,594)
                                                      ------------  ----------  ------------

Cash Flows from Financing Activities
  Proceeds from Line of Credit . . . . . . . . . . .        9,865         150        55,000
  Payments on Line of Credit . . . . . . . . . . . .            -           -       (20,000)
  Proceeds from Convertible Bonds. . . . . . . . . .            -     295,000       365,000
  Payments for Convertible Bonds . . . . . . . . . .      (30,000)          -       (30,000)
  Proceeds from Notes Payable. . . . . . . . . . . .       20,050           -        20,050
  Proceeds from Notes Payable -related party . . . .      498,901     (17,876)    1,201,925
  Payments on Notes Payable -related party . . . . .            -           -       (22,093)
  Proceeds pending Issuance of Stock . . . . . . . .      353,750           -       379,293
                                                      ------------  ----------  ------------
  Net Cash Provided(Used) by Financing Activities. .      852,566     277,274     1,949,175
                                                      ------------  ----------  ------------

Increase (Decrease) in Cash. . . . . . . . . . . . .      334,341           -       337,592
                                                      ------------  ----------  ------------

Cash and Cash Equivalents at Beginning of Period . .        3,251           -             -
                                                      ------------  ----------  ------------

Cash and Cash Equivalents at End of Period . . . . .  $   337,592   $       -   $   337,592
                                                      ============  ==========  ============

Cash Paid For:
  Interest . . . . . . . . . . . . . . . . . . . . .  $         -   $       -   $     8,000
                                                      ============  ==========  ============
  Income Taxes . . . . . . . . . . . . . . . . . . .  $         -   $       -   $         -
                                                      ============  ==========  ============

                            FULLCIRCLE REGISTRY, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  June 30, 2002

NOTE  1  -  BASIS  OF  FINANCIAL  STATEMENT  PRESENTATION
          The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2001 audited financial statement filed with Form 8-K during the first quarter. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE  2  -  NOTES  PAYABLE

          Long-term liabilities are detailed in the following schedules as of June 30, 2002 and December 31, 2001:


                                                         June 30,    December 31,
                                                           2002        2001
                                                        ----------   --------
                                                        (Unaudited)
  Convertible Bonds:

  Convertible bonds convertible for 1,401,600 shares,
   of common stock due June 2003, bears interest at
   8.0% per annum. . . . . . . . . . . . . . . . . . .  $  335,000   $365,000
                                                        ----------   --------

  Note Payable:

  Note payable to a bank, 8.0% interest per annum,
   due July 2002 . . . . . . . . . . . . . . . . . . .  $   20,050   $     -
                                                        ----------   --------

  Notes Payable - Related Party:

  Note payable to a shareholder bears interest at
   16.7% per annum, principal and interest due
   March 2003. . . . . . . . . . . . . . . . . . . . .     685,832    450,931

  Note payable to a shareholder bears interest at
   8.0% per annum, principal and interest due on
   demand. . . . . . . . . . . . . . . . . . . . . . .      90,000          -

                            FULLCIRCLE REGISTRY, INC.
                 Notes to the Consolidated Financial Statements
                                  June 30, 2002

NOTE  2  -  NOTES  PAYABLE  (continued)


  Balance Forward. . . . . . . . . . . . . . . . .          775,832         450,931

  Note payable to a shareholder bears interest at
   8.0% per annum, principal and interest due on
   demand. . . . . . . . . . . . . . . . . . . . .           49,000               -

  Note payable to a shareholder, bears interest at
   7.0% per annum, principal and interest due
   July 2002 . . . . . . . . . . . . . . . . . . .          355,000         230,000
                                                    ----------------  --------------

  Total Notes Payable. . . . . . . . . . . . . . .        1,179,832         680,931
                                                    ----------------  --------------

Total Long-Term Liabilities: . . . . . . . . . . .        1,534,882       1,045,931

  Less current portion:. . . . . . . . . . . . . .       (1,534,882)       (595,000)
                                                    ----------------  --------------

  Net Long-Term Liabilities. . . . . . . . . . . .  $             -   $     450,931
                                                    ================  ==============

NOTE  3  -  ACQUISITION  /  CONSOLIDATION  POLICY

          On April 10, 2002, the Company completed an Agreement and Plan of Reorganization between Excel Publishing, Inc. a public Nevada corporation (Excel) (the Company) and FullCircle Registry, Inc. a private Delaware corporation (FullCircle). Pursuant to the plan, the Company issued 12,000,000 shares of common stock for all the outstanding stock of FullCircle, authorized a 1 for 15 reverse split and changed their name to FullCircle Registry, Inc. The reorganization was recorded as a reverse acquisition using the purchase method of accounting.

NOTE  4  -  EQUITY  TRANSACTIONS

          During May 2002, the Company issued 1,400,000 shares of its previously authorized, but unissued common stock for services valued at $700,000 (or $0.50 per share).

NOTE  5  -  CONTINGENT  LIABILITY

          The Company received funds in escrow for a preferred stock offering in the amount of $353,750. If the minimum shares are not received, the Company is required to refund all proceeds collected. During the third quarter, subsequent to the date of this report, sufficient additional funds were received pursuant to the offering, consequently the preferred stock is being registered with the State of Nevada for issuance.

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

The Company formerly marketed annual subscriptions for an investment strategy newsletter called the "Sector Fund Wealth Builder." During April 2002, the Company sold its investment newsletter business and entered into a consulting agreement with McKinley Capital, Inc.

MANAGEMENT  SUMMARY,  JUNE  30,  2002

We completed a merger during the second quarter and began on our quest to market and sell our services on a nationwide basis. With our status as a public company, we have access to capital that we have not previous had and we undertook a private placement which was carried into the third quarter in part because of the difficult investment climate. The private placement was not completed during the second quarter and we have not yet closed the offering although we have received as of the date of this filing, investments totaling roughly $1,003,000 allowing us to accept funds. We believe this will allow us to begin the expansion and growth strategies that will increase the likelihood of achieving future profitability. We have executed certain agreements with organizations who will market our services to their members, employees and to the public also increasing that likelihood although we have not yet received significant enrollments as a result of those agreements and there can be no assurance of future enrollments from any such agreements. All in all, we remain positive and optimistic as we carry out our long-term strategic plans.

THREE  MONTH  AND  SIX  MONTH  PERIODS  ENDED  JUNE  30,  2002  AND  2001

For the three months ended June 30, 2002, the Company had revenue of $1,801. Operating expenses for the same period were $790,453 resulting in an operating loss of $788,652. The Company had additional interest expenses of $37,078. As a result, the Company realized a net loss of $825,730 for the three months ended June 30, 2002.

For the six months ended June 30, 2002, the Company had revenue of $5,012. Operating expenses for the same period were $1,238,272 and interest expenses were $74,156. As a result, the Company realized a net loss of $1,314,584 for the six months ended June 30, 2002. Higher overall expenses for the six months ended June 30, 2002 were due in large part to general and administrative costs associated with changing control of the Company.

For the three months ended June 30, 2001, the Company had revenue of $11,200 and cost of sales of $5,290 resulting in gross profit of $5,910. General, administrative and operating expenses totaled $63,865 and interest expenses were $8,352 for the same period. As a result, the Company realized a net loss of $66,307 for the three months ended June 30, 2001.

For the six months ended June 30, 2001, the Company had revenue of $33,500 with cost of sales of $12,043 resulting in gross profit of $21,457. Operating expenses for the same period were $137,607 and interest expenses were $9,194. As a result, the Company had a net loss of $125,344 for the six months ended June 30, 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

At June 30, 2002 the Company had assets totaling $526,119. These assets consisted of $337,592 cash in hand, $182,710 in property, equipment and software, $4,100 in prepaid expenses and $1,717 in deposits. Total current liabilities for the same period were $1,896,158. Current liabilities consisted of $149,371 in accounts payable, $155,743 in interest payable, $21,162 in accrued expenses, $35,000 in a line of credit and $1,534,882 in long-term liabilities. Long-term liabilities consisted of $1,179,832 in notes payable to a related party, $335,000 in convertible bonds and $20,050 in notes payable.

The Company believes that its current cash needs can be met with the cash on hand and continued operations. However, should the Company find it necessary to raise additional capital, the Company may sell common stock of the Company or enter into debt financing agreements. (See subsequent event reported below).

PART  II.  OTHER  INFORMATION

ITEM  5.  SUBSEQUENT  EVENT

We commenced a private placement seeking investments during the second quarter. As of August 14, 2002 we have obtained investments totaling roughly $1,003,000 allowing us to accept funds from escrow. The placement provides for a minimum of $1,000,000. We have not yet closed the offering.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K


REPORTS  ON  FORM  8-K:

DATE          EVENT(S) REPORTED

May 2, 2002  Change in Control of Company
             Acquisition or Disposition of Assets
             Agreement and Plan of Reorganization

May 2, 2002  Change of Company Name
             Change of Company Address
             Change of Auditor



EXHIBITS:

EXHIBIT NUMBER  TITLE                                     LOCATION

          99.1  Certification of Chief Executive Officer  Attached

          99.2  Certification of Chief Financial Officer  Attached




                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FULLCIRCLE  REGISTRY,  INC.


Date:  Aug  19,  2002         /s/James  A.  Reskin
                              -------------------------
                              James  A.  Reskin
                              Chief  Executive  Officer
                              Chief  Financial  Officer