Form 10QSB/A
period 2002-06-30
FULLCIRCLE REGISTRY INC
filed 2002-10-08
CIK 1127993

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB/A

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


                                  FORM 10-QSB/A
                            FULLCIRCLE REGISTRY, INC.

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
                                       ============  ============


                                      FULL CIRCLE REGISTRY, INC
                                    (A Development Stage Company)
                                     Consolidated Balance Sheets
                                LIABILITIES  AND  STOCKHOLDERS'  EQUITY

                                                                           June 30,          December 31,
                                                                             2002              2001
                                                                           ------------  ---------------
                                                                           (Unaudited)
                                                                           ------------

CURRENT LIABILITIES:
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   149,371   $   170,016
   Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .       21,162        18,974
   Interest payable . . . . . . . . . . . . . . . . . . . . . . . . . . .      155,743        91,612
   Line of credit . . . . . . . . . . . . . . . . . . . . . . . . . . . .       35,000        25,135
   Current protion of long-term liabilities . . . . . . . . . . . . . . .    1,534,882       595,000
                                                                           ------------  ---------------

      Total Current Liabilities . . . . . . . . . . . . . . . . . . . . .    1,896,158       900,737
                                                                           ------------  ---------------

LONG-TERM LIABILITIES:
   Convertible bonds. . . . . . . . . . . . . . . . . . . . . . . . . . .      335,000       365,000
   Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       20,050             -
   Notes payable-related party. . . . . . . . . . . . . . . . . . . . . .    1,179,832       680,931
   Less: current portion of long-term liabilities . . . . . . . . . . . .   (1,534,882)     (595,000)
                                                                           ------------  ---------------

      Total Long Term Liabilities . . . . . . . . . . . . . . . . . . . .            -       450,931
                                                                           ------------  ---------------

     Total Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .    1,896,158     1,351,668
                                                                           ------------  ---------------

CONTINGENT LIABILITY: . . . . . . . . . . . . . . . . . . . . . . . . . .      343,000             -
                                                                           ------------  ---------------
STOCKHOLDERS' EQUITY:
 Common Stock, Authorized 50,000,000 Shares of $.001 Par Value,
    Issued and Outstanding 14,100,030 and 12,000,000 shares, respectively       14,100        12,000
  Additional Paid in Capital. . . . . . . . . . . . . . . . . . . . . . .      731,896        14,103
  Deficit Accumulated During the Development Stage. . . . . . . . . . . .   (2,459,035)   (1,144,451)
                                                                           ------------  ---------------

      Total Stockholders' Equity. . . . . . . . . . . . . . . . . . . . .   (1,713,039)   (1,118,348)
                                                                           ------------  ---------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . . . . .  $   526,119   $   233,320
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

          The Company received funds in escrow for a preferred stock offering in the amount of $353,750. If the minimum shares are not received, the Company is required to refund all proceeds collected. During the third quarter, the preferred stock is being filed with the State of Nevada for issuance.

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

                              FULLCIRCLE  REGISTRY,  INC.


Date:  October 7, 2002        /s/James  A.  Reskin
                              -------------------------
                              James  A.  Reskin
                              Chief  Executive  Officer
                              Chief  Financial  Officer