Form 10QSB
period 2002-09-30
FULLCIRCLE REGISTRY INC
filed 2002-11-21
CIK 1127993

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  September  30,  2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2002: 14,100,030 shares of common stock, $.001 par value.

Transitional  Small  Business  Format:  Yes  [   ]  No  [  X  ]


                                   FORM 10-QSB
                            FULLCIRCLE REGISTRY, INC.

                                      INDEX

                                                                            Page
PART I.   Financial Information

          Item 1.  Financial Statements (unaudited)                            3

          Consolidated Balance Sheets - September 30, 2002 (unaudited)
          and December 31, 2001                                                4

          Consolidated Statements of Operations (unaudited) for the Three
          Months and Nine Months Ended September 30, 2002 and 2001,
          and from Inception on January 20, 2000 through September 30,
          2002                                                                 6

          Consolidated Statements of Cash Flows (unaudited) for the Nine
          Months Ended September 30, 2002 and 2001, and from Inception
          on January 20, 2000 through September 30, 2002                       7

          Notes to Consolidated Financial Statements                           9

          Item 2.  Management's Discussion and Analysis of Financial
          Condition or Plan of Operation                                      12

          Item 3.  Controls and Procedures                                    15

PART II.  Other Information

          Item 2.   Changes in Securities                                     15

          Item 5.   Subsequent Event                                          15

          Item 6.  Exhibits and Reports on Form 8-K                           16

          Signatures                                                          16

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


                            FULLCIRCLE REGISTRY, INC.
                          (a Development Stage Company)
                           Consolidated Balance Sheets


                                     ASSETS
                                     ------

                                         September 30,    December 31,
                                             2002             2001
                                        ---------------  --------------
                                         (Unaudited)

CURRENT ASSETS:
  Cash . . . . . . . . . . . . . . . .  $      112,055   $       3,251
  Note receivable - related party. . .               -          20,000
                                        ---------------  --------------

      Total Current Assets . . . . . .         112,055          23,251
                                        ---------------  --------------

PROPERTY AND EQUIPMENT:
   Office furniture and fixtures . . .          62,104          60,952
   Computers and equipment . . . . . .          10,153          10,153
   Software. . . . . . . . . . . . . .         250,472         244,296
                                        ---------------  --------------

                                               322,729         315,401
                                        ---------------  --------------

Less:
   Accumulated depreciaton - software.        (129,147)        (91,855)
   Accumulated depreciaton . . . . . .         (25,917)        (15,194)
                                        ---------------  --------------

      Total Property and Equipment . .         167,665         208,352
                                        ---------------  --------------

OTHER ASSETS:
   Investments . . . . . . . . . . . .         142,500               -
   Prepaid expenses. . . . . . . . . .          60,483               -
   Deposits. . . . . . . . . . . . . .           1,717           1,717
                                        ---------------  --------------

      Total Other Assets . . . . . . .         204,700           1,717
                                        ---------------  --------------

     TOTAL ASSETS. . . . . . . . . . .  $      484,420   $     233,320
                                        ===============  ==============


                                         FULL CIRCLE REGISTRY, INC
                                       (A Development Stage Company)
                                        Consolidated Balance Sheets
                                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                             September 30,    December 31,
                                                                                 2002             2001
                                                                            ---------------  --------------
                                                                             (Unaudited)

CURRENT LIABILITIES:
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      100,276   $     170,016
   Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .          18,974          18,974
   Interest payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .         108,593          91,612
   Line of credit. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          35,000          25,135
   Current protion of long-term liabilities. . . . . . . . . . . . . . . .       1,003,951         595,000
                                                                            ---------------  --------------

      Total Current Liabilities. . . . . . . . . . . . . . . . . . . . . .       1,266,794         900,737
                                                                            ---------------  --------------

LONG-TERM LIABILITIES:
   Convertible bonds . . . . . . . . . . . . . . . . . . . . . . . . . . .         341,850         365,000
   Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -               -
   Notes payable-related party . . . . . . . . . . . . . . . . . . . . . .         662,101         680,931
   Less: current portion of long-term liabilities. . . . . . . . . . . . .      (1,003,951)       (595,000)
                                                                            ---------------  --------------

      Total Long Term Liabilities. . . . . . . . . . . . . . . . . . . . .               -         450,931
                                                                            ---------------  --------------

     Total Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .       1,266,794       1,351,668
                                                                            ---------------  --------------


STOCKHOLDERS' EQUITY:
  Preferred Stock, Authorized 5,000,000 Shares of $.001 Par Value,
    Issued and Outstanding 210,750 and 0 shares, respectively. . . . . . .             211               -
  Common Stock, Authorized 50,000,000 Shares of $.001 Par Value,
    Issued and Outstanding 14,230,000 and 12,000,000 shares, respectively.          14,230          12,000
  Additional Paid in Capital . . . . . . . . . . . . . . . . . . . . . . .       2,016,555          14,103
  Deficit Accumulated During the Development Stage . . . . . . . . . . . .      (2,813,370)     (1,144,451)
                                                                            ---------------  --------------

      Total Stockholders' Equity . . . . . . . . . . . . . . . . . . . . .        (782,374)     (1,118,348)
                                                                            ---------------  --------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . . . . . .  $      484,420   $     233,320
                                                                            ===============  ==============


                                            Full  Circle  Registry,  Inc
                                         (A  Development  Stage  Company)
                                      Statement  of  Operations  (Unaudited)


                                                For the  three                       For  the  nine         From inception on
                                                months  ended                        months  ended          January 20, 2000
                                                September  30,                       September  30,         thru September 30,
                                           2002             2001                2002              2001            2002
                                      ---------------  ---------------  --------------------  ------------  ----------------

Revenues . . . . . . . . . . . . . .  $        2,441   $        5,138   $             7,453   $    38,638   $    83,441

Cost of Sales. . . . . . . . . . . .             908            2,412                 2,039        14,455        32,593
                                      ---------------  ---------------  --------------------  ------------  ------------

Gross Profit . . . . . . . . . . . .           1,533            2,726                 5,414        24,183        50,848


Operating Expenses

  Selling. . . . . . . . . . . . . .          48,219              171                54,256        27,340       299,983

  General & Administrative . . . . .         270,204           47,860             1,508,476       158,298     2,247,679
                                      ---------------  ---------------  --------------------  ------------  ------------

    Total Operating Expenses . . . .         318,423           48,031             1,562,732       185,638     2,547,662
                                      ---------------  ---------------  --------------------  ------------  ------------

Operating Income (Loss). . . . . . .        (316,890)         (45,305)           (1,557,318)     (161,455)   (2,496,814)
                                      ---------------  ---------------  --------------------  ------------  ------------

Other Income (Expense)

   Loss on disposal of assets. . . .               -                -                     -             -        (4,300)

   Bad debt. . . . . . . . . . . . .               -                -                     -             -       (14,516)

   Interest Expense. . . . . . . . .         (37,445)          (2,934)             (111,601)      (12,128)     (297,740)
                                      ---------------  ---------------  --------------------  ------------  ------------

    Total Other Income (Expense) . .         (37,445)          (2,934)             (111,601)      (12,128)     (316,556)
                                      ---------------  ---------------  --------------------  ------------  ------------

Net Income (Loss). . . . . . . . . .  $     (354,335)  $      (48,239)  $        (1,668,919)  $  (173,583)  $(2,813,370)
                                      ===============  ===============  ====================  =============  ===========

Net Income (Loss) Per Share. . . . .  $        (0.02)  $        (0.00)  $             (0.19)  $     (0.01)  $     (1.07)
                                      ===============  ===============  ====================  =============  ===========

Weighted Average Shares Outstanding.      14,186,848       12,000,000             8,860,842    12,000,000     2,628,653
                                      ===============  ===============  ====================  =============  ===========




                                  FULLCIRCLE REGISTRY, INC.
                                (a Development Stage Company)
                            Consolidated Statements of Cash Flows
                                         (Unaudited)

                                                                                       From
                                                                                   inception on
                                                      For the nine months ended  January 20, 2000
                                                           September 30,               thru
                                                      -------------------------
                                                                                  September 30,
                                                          2002         2001           2002
                                                      ------------  -----------  ----------------

Cash Flows from Operating Activities

  Net Income (Loss). . . . . . . . . . . . . . . . .  $(1,668,919)  $(173,583)    $(2,813,370)
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operations:
     Depreciation & Amortization . . . . . . . . . .       48,015      43,015         155,064
     Stock Issued for Services . . . . . . . . . . .      766,143           -         766,703
     Stock Issued for Marketing Rights . . . . . . .       42,500           -          42,500
     Loss on disposal of asset . . . . . . . . . . .            -           -           4,300
  Change in Assets and Liabilities
     (Increase) Decrease in Accounts Receivable. . .            -      (6,015)              -
     (Increase) Decrease in Prepaid Expenses . . . .      (60,483)    (17,776)        (60,483)
     Increase (Decrease) in Bank Overdraft . . . . .            -      (3,562)              -
     Increase (Decrease) in Accounts Payable . . . .      (69,740)   (118,634)        100,276
     Increase (Decrease) in Accrued Expenses . . . .            -     (34,689)         18,974
     Increase (Decrease) in Interest Payable . . . .       16,981           -         108,593
                                                      ------------  -----------  -------------

  Net Cash Provided(Used) by Operating Activities. .     (925,503)   (311,244)     (1,677,443)
                                                      ------------  -----------  -------------

Cash Flows from Investing Activities
  Cash paid for deposits . . . . . . . . . . . . . .            -         100          (1,717)
  Cash paid for note receivable. . . . . . . . . . .       20,000     (88,700)              -
  Cash paid for property and equipment . . . . . . .       (7,328)    (40,335)       (327,529)
  Cash received from sale of property and equipment.            -           -             500
                                                      ------------  -----------  -------------

  Net Cash Provided (Used) by Investing Activities .       12,672    (128,935)       (328,746)
                                                      ------------  -----------  -------------

Cash Flows from Financing Activities
  Proceeds from Line of Credit . . . . . . . . . . .        9,865     (19,850)         55,000
  Payments on Line of Credit . . . . . . . . . . . .            -           -         (20,000)
  Proceeds from Convertible Bonds. . . . . . . . . .        6,850     295,000         371,850
  Payments for Convertible Bonds . . . . . . . . . .      (30,000)          -         (30,000)
  Proceeds from Notes Payable. . . . . . . . . . . .       20,050     182,124          20,050
  Payments from Notes Payable. . . . . . . . . . . .      (20,050)          -         (20,050)
  Proceeds from Notes Payable -related party . . . .      498,901           -       1,201,925
  Payments on Notes Payable -related party . . . . .     (517,731)          -        (539,824)
  Proceeds from Issuance of Stock. . . . . . . . . .    1,053,750       4,440       1,079,293
                                                      ------------  -----------  -------------

  Net Cash Provided(Used) by Financing Activities. .    1,021,635     461,714       2,118,244
                                                      ------------  -----------  -------------

Increase (Decrease) in Cash. . . . . . . . . . . . .      108,804      21,535         112,055
                                                      ------------  -----------  -------------

Cash and Cash Equivalents at Beginning of Period . .        3,251           -               -
                                                      ------------  -----------  -------------

Cash and Cash Equivalents at End of Period . . . . .  $   112,055   $  21,535     $   112,055
                                                      ============  ===========  =============

Cash Paid For:
  Interest . . . . . . . . . . . . . . . . . . . . .  $         -   $       -     $     8,000
                                                      ============  ===========  =============

  Income Taxes . . . . . . . . . . . . . . . . . . .  $         -   $       -     $         -
                                                      ============  ===========  =============

                            FULLCIRCLE REGISTRY, INC.
                          (a Development Stage Company)
            Notes to the Unaudited Consolidated Financial Statements
                               September 30, 2002

NOTE  1  -  BASIS  OF  FINANCIAL  STATEMENT  PRESENTATION

          The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2001 audited financial statement filed with Form 8-K during the first quarter. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE  2  -  INVESTMENT

          During July 2002, the Company issued 75,000 shares of common stock valued at $142,500 (or $1.90 per share) to acquire Electronic Luminescent Technologies, Inc. (ELTI). ELTI possesses a product that is pending patent approval from the United States Patent and Trademark Office. After acquiring ELTI, the Company closed ELTI and then transferred the rights of this product to GloTech Industries, Inc. in exchange for a 10% interest in GloTech Industries, Inc.

NOTE  3  -  NOTES  PAYABLE

          Long-term liabilities are detailed in the following schedules as of September 30, 2002 and December 31, 2001:


                                                        September   December
                                                           30,         31,
                                                           2002       2001
                                                        ----------  -----------
                                                                    (Unaudited)
  Convertible Bonds:

  Convertible bonds convertible for 1,401,600 shares,
   of common stock due June 2003, bears interest at
   8.0% per annum. . . . . . . . . . . . . . . . . . .  $  341,850  $ 365,000
                                                        ----------  -----------

  Notes Payable - Related Party:

  Note payable to a shareholder bears interest at
   16.7% per annum, principal and interest due
   March 2003. . . . . . . . . . . . . . . . . . . . .     423,101    450,931



                            FULLCIRCLE REGISTRY, INC.
                          (a Development Stage Company)
            Notes to the Unaudited Consolidated Financial Statements
                               September 30, 2002

NOTE  3  -     NOTES  PAYABLE  (continued)

Balance Forward                                       423,101          450,931

Note payable to a shareholder bears interest at
8.0% per annum, principal and interest due on
demand                                                 34,000             -

Note payable to a shareholder, bears interest at
7.0% per annum, principal and interest due
July 2002 - in default                                205,000          230,000
                                                  ----------------  --------------

Total Notes Payable                                   662,101          680,931
                                                  ----------------  --------------

Total Long-Term Liabilities:                         1,003,951        1,045,931

Less current portion:                               (1,003,951)       (595,000)
                                                  ----------------  --------------

Net Long-Term Liabilities                         $             -   $     450,931
                                                  ================  ==============


NOTE  4  -  ACQUISITION  /  CONSOLIDATION  POLICY

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

NOTE  5  -  EQUITY  TRANSACTIONS

          During July 2002, the Company issued 210,750 shares of previously authorized but unissued preferred stock for cash valued at $1,053,750 (or $5.00 per share).

          During May 2002, the Company issued 1,400,000 shares of its previously authorized, but unissued common stock for services valued at $700,000 (or $0.50 per share).

          During July 2002, the Company issued 75,000 shares of previously authorized but unissued common stock for an investment valued at
          $142,500  (or  $1.90  per  share).  (See  Note  2)

          During July 2002, the Company issued 30,000 shares of previously authorized but unissued common stock for services valued at $57,000
          (or  $1.90  per  share).

          During August 2002, the Company issued 25,000 shares of previously authorized but unissued common stock to Paradigm Solutions Group, LLC for marketing services valued at $42,500 (or $1.70 per share).

                            FULLCIRCLE REGISTRY, INC.
                          (a Development Stage Company)
            Notes to the Unaudited Consolidated Financial Statements
                               September 30, 2002


NOTE  6  -  SUBSEQUENT  EVENT

          During the fourth quarter of 2002, the Company acquired Paradigm Solutions Group, LLC.

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

FullCircle has developed a clear marketing strategy whereby it has segmented the marketing efforts into three primary sectors:

     1. Companies to whom we sell our service as either a product or service enhancement (including companies who elect to add our service as a value-added component to one or more of their products or services), paid employee benefit, voluntary payroll deduction option or a company endorsed direct purchase option:

     2. Resellers, including insurance companies and agencies, that we ask to sell to companies and/or their individual customers;

     3. Associations and organizations that we ask to sell to the public as a means of fundraising.


MANAGEMENT  SUMMARY,  SEPTEMBER  30,  2002

We completed a merger during the second quarter of 2002 and began on our quest to market and sell our services on a nationwide basis. In the third quarter of 2002, we successfully undertook a private placement, selling 210,750 shares of restricted preferred stock. The offering closed in July of 2002, generating $1,053,750 before expenses. We believe these funds will allow us to expand and implement strategies that will increase the likelihood of achieving future profitability.

Also in July of 2002, we acquired and disposed of Electronic Luminescent Technologies, Inc. ("ELTI"). ELTI had previously applied for a patent on its luminescence technology, however, with the exception of the pending patent, the company had ceased activity. After the acquisition, we closed ELTI and transferred ownership of their technology and pending patent to GloTech
Industries, Inc., in exchange for a 10% interest in GloTech. We believe that GloTech has the expertise to develop the technology and we hope to benefit from our relationship with GloTech.

Subsequent to the date of this report, we acquired Paradigm Solutions Group, LLC. Paradigm markets internal medical reimbursement programs and healthcare reimbursement arrangement plans designed to optimize tax savings and employee benefits to subscribing companies. Paradigm has included our registry service in its healthcare reimbursement programs since August of 2002. As a result of this transaction, we have acquired Paradigm's assets, including existing client accounts, agents, intellectual property and the distributional rights to Paradigm's HealthiER(TM) Plan. We have no plans to change Paradigm's marketing strategy or distribution and intend to continue bundling our services with the HealthiER(TM) Plan. We remain positive and optimistic as we carry out our long-term strategic plans.


THREE  MONTH  AND  NINE  MONTH  PERIODS  ENDED  SEPTEMBER  30,  2002  AND  2001

During the three months ended September 30, 2002, the Company had revenue of $2,441 with cost of sales of $908 resulting in gross profit of $1,533. Total operating expenses for the same period were $318,423 consisting of $48,219 in selling expenses and $270,204 in general and administrative expenses. General and administrative expenses consisted of payroll, professional fees, and compensation for consulting services. The Company had additional interest expense of $37,445 resulting in a net loss of $354,335 for the three months ended September 30, 2002.

For the nine months ended September 30, 2002, revenues totaled $7,453 with cost of sales of $2,039 resulting in gross profit of $5,414. However, operating expenses the first nine months of 2002 were $1,562,732 and interest expenses were $111,601. Operating expenses consisted of $1,508,476 in general and administrative costs and $54,256 in selling expenses. As a result, the Company realized a net loss of $1,668,919 during the nine months ended September 30, 2002.

For the three months ended September 30, 2001, the Company had revenue of $5,138 and cost of sales of $4,212 resulting in gross profit of $2,726. General, administrative and operating expenses were $47,860 with selling expenses of $171 and interest expenses of $2,934 for the same period. As a result, the Company realized a net loss of $48,239 for the three months ended September 30, 2001.

For the nine months ended September 30, 2001, the Company had revenue of $38,638 with cost of sales of $14,455 resulting in gross profit of $24,183. Expenses for the same period consisted of $27,340 in selling expenses, $158,298 in general and administrative costs, and interest expenses of $12,128. As a result, the Company realized a net loss of $173,583 for the nine months ended September 30, 2001.

Increasing overall general and administrative expenses during the first nine months of 2002 were due in part to legal and professional fees associated with changing control of the Company and relocating corporate offices from Utah to Kentucky in April of 2002. However, the most significant general and administrative expenses in 2002 resulted from the issuance of 1,400,000 shares at $0.50 per share or $700,000 as compensation to four individuals for consulting and marketing services. The issuance was registered on Form S-8 and filed with the Securities and Exchanged Commission on May 22, 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

At September 30, 2002 the Company had total assets of $484,420. Current assets consisted of $112,055 in cash, with fixed assets consisting of property, equipment and software valued at $167,655 after depreciation. Other assets included $142,500 in investments, $60,483 in prepaid expenses, and $1,717 in deposits. Total liabilities for the same period were $1,266,794. Current liabilities at September 30, 2002 consisted of $100,276 in accounts payable, $108,593 in interest payable, $18,974 in accrued expenses, a $35,000 line of credit, and long-term liabilities of $1,003,951. Long-term liabilities consisted of $662,101 in notes payable to a related party and $341,850 in convertible bonds.

The Company believes that its current operating needs can be met with cash on hand, long-term investments and continuing operations. However, should the Company find it necessary to raise additional capital, the Company may sell additional common stock of the Company or enter into debt financing agreements.

ITEM  3.  CONTROLS  AND  PROCEDURES

Within the 90-day period prior to the date of this report, we evaluated the effectiveness and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.


PART  II.  OTHER  INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES

In July of 2002, the Company issued 210,750 shares of previously authorized but unissued restricted preferred stock for $1,053,750 in cash, or $5.00 per share. The shares were sold in a private placement to a small number of non-accredited investors without registration in reliance on the exemptions provided by of Rule 506 of Regulation D and Section 4(2) of the Securities Act. No broker was involved and no commissions were paid in the transaction.

In July of 2002, the Company issued 75,000 shares of previously authorized but unissued restricted common stock valued at $142,500 (or $1.90 per share) to acquire Electronic Luminescent Technologies, Inc. ("ELTI"). The securities were sold in a private transaction, without registration in reliance on the exemption provided by Section 4(2) of the Securities Act. No broker was involved and no commissions were paid in the transaction. ELTI had previously developed a luminescent product and applied for a patent but was otherwise inactive. The Company subsequently closed ELTI and assigned the rights to ELTI's product and technology to GloTech Industries, Inc. in exchange for a 10% interest in GloTech Industries, Inc.

During July of 2002, the Company issued 30,000 shares of previously authorized but unissued restricted common stock to Equity Capital Partners for consulting and research services valued at $57,000 or $1.90 per share. The securities were sold in a private transaction, without registration in reliance on the exemption provided by Section 4(2) of the Securities Act. The investors had pre-existing relationships with FullCircle and had access to all material information pertaining to the Company's financial condition. No broker was involved and no commissions were paid in the transaction.

In August 2002, the Company issued 25,000 shares of previously authorized but unissued restricted common stock to Paradigm Solutions Group, LLC for marketing services valued at $42,500 or $1.70 per share. The securities were sold in a private transaction, without registration in reliance on the exemption provided by Section 4(2) of the Securities Act. The investors had pre-existing relationships with FullCircle and had access to all material information pertaining to the Company's financial condition. No broker was involved and no commissions were paid in the transaction.

ITEM  5.  SUBSEQUENT  EVENT,  ACQUISITION  OF  SUBSIDIARY

On October 25, 2002 FullCircle acquired Paradigm Solutions Group, LLC, a Delaware limited liability company. The transaction was reported on Form 8-K as filed with the Securities and Exchange Commission on November 7, 2002. Under the agreement, FullCircle exchanged 6,000,000 shares of restricted Common Stock valued at approximately $5,000,000 for all of Paradigm's issued and outstanding stock. The securities were sold in a private transaction, without registration in reliance on the exemption provided by Section 4(2) of the Securities Act. No broker was involved and no commissions were paid in the transaction. As a result of this transaction, Paradigm became a wholly owned subsidiary of FullCircle.

Pursuant to the Agreement, FullCircle acquired ownership of all Paradigm assets, including Paradigm's existing client accounts, agents, intellectual property and the distributional rights to Paradigm's HealthiER(TM) Plan. Under an earlier licensing agreement between the Company and Paradigm, FullCircle's emergency information and medical document management service was included in Paradigm's HealthiER(TM) Plan. FullCircle intends to continue bundling its services with the HealthiER(TM) Plan and has no plans to change Paradigm's marketing strategy or distribution.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K


REPORTS  ON  FORM  8-K:

DATE              EVENT(S) REPORTED


July 10, 2002. .  Changes in registrant's certifying accountant

November 7, 2002  Acquisition of Paradigm Solutions Group, LLC



EXHIBITS:

EXHIBIT NUMBER  TITLE                                                 LOCATION

          99.1  Certification of Chief Executive Officer pursuant to  Attached section 906 of the Sarbanes-Oxley act of 2002

          99.2  Certification of Chief Financial Officer pursuant to  Attached section 906 of the Sarbanes-Oxley act of 2002


                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   FULLCIRCLE  REGISTRY,  INC.


Date:  November  19,  2002         /s/James  A.  Reskin
                                   ------------------------
                                   James  A.  Reskin
                                   Chief  Executive  Officer
                                   Chief  Financial  Officer