Form 10KSB
period 2002-12-31
FULLCIRCLE REGISTRY INC
filed 2003-04-14
CIK 1127993

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
            [ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 333-51918

                            FULLCIRCLE REGISTRY, INC.
              (Exact name of small business issuer in its charter)

                State of Nevada                 87-0653761
               (State of or other           (IRS Employer Identification No.)
                jurisdiction
                of incorporation or
                organization)

         2310 PNC Plaza, Louisville, Kentucky                 40202
         -------------------------------------                -----
         (Address of Principal Executive Officers)           (Zip Code)

                    Issuer's telephone number: (502) 540-5112

   Securities registered pursuant to Section 12(b) of the Exchange Act: None.
                                                                        -----

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                              Common Capital Stock
                                (Title of Class)

         Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for its most recent fiscal year were $221,321.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 10, 2003 was $4,410,098 based on the average bid and asked price of $.50 per share as of that date.

         As of March 31, 2003, the Issuer had 22,526,030 shares outstanding of the Common Stock ($0.001 par value) and no shares outstanding of the Preferred Stock ($0.001 par value).

PART  I

  Item  1.    Description of Business
  Item  2.    Description of Properties
  Item  3.    Legal  Proceedings
  Item  4.    Submission of Matters to a Vote of Security Holders

PART  II

  Item  5.    Market for Common Equity and Related Stockholder Matters
  Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item  7.    Financial  Statements
  Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

PART  III

  Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
  Item  10.   Executive  Compensation
  Item  11    Security Ownership of Certain Beneficial Owners and Management
  Item  12.   Certain  Relationships  and  Related  Transactions
  Item  13.   Exhibits  and  Reports  on  Form  8-K
  Item 14.    Controls and Procedures.

SIGNATURES

FINANCIAL  STATEMENTS

FINANCIAL  STATEMENT  SCHEDULE

EXHIBITS

                           Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Affect Future Results of Operations." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed in 2003. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Estimates of future financial results are inherently unreliable.

From time to time, representatives of the Company may make public predictions or forecasts regarding the Company's future results, including estimates regarding future revenues, expense levels, earnings or earnings from operations. Any forecast regarding the Company's future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and, as a matter of course, many of them will prove to be incorrect. Further, the achievement of any forecast depends on numerous factors (including those described in this discussion), many of which are beyond the Company's control. As a result, there can be no assurance that the Company's performance will be consistent with any management forecasts or that the variation from such forecasts will not be material and adverse. Investors are cautioned not to base their entire analysis of the Company's business and prospects upon isolated predictions, but instead are encouraged to utilize the entire available mix of historical and forward-looking information made available by the Company, and other information affecting the Company and its products, when evaluating the Company's prospective results of operations.

In addition, representatives of the Company may occasionally comment publicly on the perceived reasonableness of published reports by independent analysts regarding the Company's projected future performance. Such comments should not be interpreted as an endorsement or adoption of any given estimate or range of estimates or the assumptions and methodologies upon which such estimates are based. Undue reliance should not be placed on any comments regarding the conformity, or lack thereof, of any independent estimates with the Company's own present expectations regarding its future results of operations. The methodologies employed by the Company in arriving at its own internal projections and the approaches taken by independent analysts in making their estimates are likely different in many significant respects. Although the Company may presently perceive a given estimate to be reasonable, changes in the Company's business, market conditions or the general economic climate may have varying effects on the results obtained through the use of differing analyses and assumptions. The Company expressly disclaims any continuing responsibility to advise analysts or the public markets of its view regarding the current accuracy of the published estimates of outside analysts. Persons relying on such estimates should pursue their own independent investigation and analysis of their accuracy and the reasonableness of the assumptions on which they are based.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

History

Our current business began with the formation of FullCircle Registry, Inc., a Nevada corporation, in 1991. Founder Steven Whitten (who is currently our Chief Executive Officer and a director) conceived of a company that would provide customers with secure storage and immediate access to their critical medical records, wishes (living will, do not resuscitate, etc.) and emergency contact information. FullCircle would obtain the customers' information, providing them with a user identification and PIN that is required to access the information. Customers can contact FullCircle's Emergency Response Personnel, who can make the information available to the consumer electronically through the internet, by mail, fax, and even courier, anywhere in the world, 24 hours a day, 7 days a week.

The Merger

On April 10, 2002, we entered into a Plan and Agreement of Reorganization with FullCircle Registry, Inc. which became effective on April 17, 2002. Prior to April 10, 2002 we operated under the name, Excel Publishing, Inc. We were a publishing company until our merger with FullCircle Registry. The Plan and Agreement of Reorganization provided for a share exchange in which shareholders of FullCircle Registry received 12,000,000 shares of Excel Publishing for all of the issued and outstanding shares of common stock of FullCircle Registry. The shares were offered by us in reliance on the exemption from registration provided by Rule 506 of Regulation D. The Plan and Agreement of Reorganization provided further that, after we had acquired all of the outstanding stock of FullCircle Registry, we would effect a merger of FullCircle Registry into our company. On April 17, 2002 we filed an Amendment to Articles of Incorporation with the State of Nevada changing our name from Excel Publishing, Inc. to FullCircle Registry, Inc.

On October 10, 2002, we entered into a Plan and Agreement of Reorganization with Paradigm Solutions Group, LLC, a Delaware limited liability company which became effective on October 25, 2002. The Plan and Agreement of Reorganization provided for a share exchange in which we offered shareholders of Paradigm Solutions Group 6,000,000 shares of our common stock in exchange for the 3,000 issued and outstanding shares of Paradigm Solutions Group common stock. The shares were offered by us in reliance on the exemption from registration provided by Rule 506 of Regulation D. The Plan and Agreement of Reorganization provided further that, after we had acquired all of the outstanding stock of Paradigm Solutions Group, we would effect a merger of Paradigm Solutions Group into our company.

Operations

Subscribers join FullCircle by completing a simple, one page enrollment form that includes the primary subscriber's name and address, along with the names of his or her spouse and children to be included if a family membership is purchased, and payment information. Payment options include payroll deduction, if FullCircle is offered by an employer, and no payment information is requested if it is an included prepaid benefit. When FullCircle receives the enrollment form, unique User ID's and Personal Identification Numbers ("PIN's") are assigned to each subscriber together with unique User ID's and PIN's for each family member. A complete membership package is generated and immediately mailed directly to the subscriber. This package contains a wallet-size ID Card for each member with the unique User ID and PIN for that member and all instructions and all forms needed for membership including medical history and emergency contact questionnaires, the BrightStar emergency identification tools and forms to create the appropriate advanced directives (such as living wills) for the applicable state. The subscriber and/or family members complete the documents and return them in the postage paid envelopes provided to them.
When the completed documents are received by FullCircle, they are immediately scanned into a secure electronic database, linked to the customer's assigned User ID and PIN, and the service is activated. In addition, customers may store legal and other documents using the Company's "Electronic Safe Deposit Box" feature. These additional documents are also linked to the member's User ID and PIN, but require an additional password, known only to the member, to be accessed. Once activation occurs, members or emergency medical personnel acting in an emergency can access the appropriate information and documents by using the customer's ID Card directly via the internet or by calling FullCircle's Emergency Response Personnel 24-hours a day. Upon security verification, our Emergency Response Personnel can provide direction to the FullCircle website and/or immediately send the documents via fax, mail or courier. Members accessing personal information and stored documents in their "Electronic Safe Deposit Box" must use their assigned User ID and PIN along with their password.

Call Center

Our call center operates 24 hours a day, seven days a week to process emergency calls and provides access to information and documents to members, emergency personnel, or the authorities as applicable. FullCircle personnel handle all calls between 9:00 AM and 5:00 PM Monday through Friday. We contract with Answer Xact to handle all after-hours and weekend calls. The contract with Answer Xact is on a 30 day basis, renewable from month to month. We provide extensive training for all call center staff and have implemented a strict protocol that must be followed.

Security

Our security system includes designs, methodology and systems to prevent intrusion both to the physical space where documents, records and systems are stored as well as the virtual space where images and other data are stored. In each case, the system balances reasonable access against appropriate levels of security so that the system can be claimed to be virtually impenetrable while still allowing reasonably convenient access in fulfillment of the promise of making emergency information immediately accessible to the needs of our customers. Customer information is stored in both paper and digital form in an ultra-secure, access controlled environment with 24-hour video surveillance, motion detectors, and numerous other security measures. Visitors to our operations center have to pass five video cameras, with the last video camera requiring identification by a staff member, prior to being granted access to the outer office. Direct access to the further secured document storage and retrieval area is limited to only a few individuals. Hardcopies and originals of all documents are catalogued and stored for immediate access as a backup in the event the computer system goes down.

FullCircle's computer system is contained in its own autonomous network behind multiple layers of hardware-based and software-based firewalls allowing only authorized Internet traffic to access the system. The system utilizes multiple layering of passwords and all transmissions use the high level of 128 bit Secure Socket Layer encryption. Access to the network is routed through the firewalls into one of the primary processing computers set up with multiple processors, redundant services including RAID 5 hard drive arrays, redundant power, auto-loading backups, and multi-homed internet connectivity. The computers and network are monitored offsite, 24 hours a day to insure accessibility.

Brightstar Photo ID Registry

In the event of a missing or abducted person or child, FullCircle Registry's BrightStar Photo ID Kit provides police and other authorities with instant access to key identification data. This critical information is stored on a secure server and aids police in properly identifying missing or abducted persons, especially during the most critical first minutes.

The BrightStar Photo ID Kit incorporates all five identification elements as recommended by the National Center for Missing and Exploited Children and includes: member data; descriptive information, a color photograph (which can be updated on our system as necessary); an identifying marks chart, fingerprint chart, dental records, as well as friend and family contact information.

FullCircle Registry makes this information available immediately worldwide, 24 hours a day, 7 days a week, via access through its website or toll-free telephone number.

Medical Reimbursement Plans

Through our wholly-owned subsidiary, Paradigm Solutions Group, LLC, we offer the HealthIER Plan, a medical reimbursement plan under Section 105(b) of the Internal Revenue Code of 1986. The HealthiER Plan is designed to offer tax-saving benefits to client-companies by allowing them to take advantage of the health care cost reimbursement provisions of the Internal Revenue Code. Payments made to employees under the HealthIER Plan are exempt from taxable income under the Internal Revenue Code. An employer-funded Smart Card for employee cardholders can be made available to pay for qualifying medical expenses. Employees then submit their receipts to verify the medical expenses incurred.

We have engaged Katten Muchin Zavis Rosenman to render an opinion that the HealthIER Plan should qualify as a medical care reimbursement plan under Section 105(b) of the Internal Revenue Code of 1986, as amended, and that the HealthIER Plan should be a health reimbursement arrangement where the amounts properly paid to eligible employees covered by the HealthIER Plan should be excludable from taxable income under the Internal Revenue Code of 1986. The opinion and the success of the HealthIER Plan must be viewed in light of the applicable provisions of the Internal Revenue Code of 1986, the Employee Retirement Income Security Act of 1974, as each is amended, and the regulations under each of these sets of laws generally. Presently, there are no statutes, judicial cases, U.S. Department of Labor rulings, IRS rulings or other binding authority directly addressing all of the issues raised in the implementation and maintenance of our plan. Therefore the opinion is necessarily based on a reasoned interpretation of the existing legal authorities. If either the Internal Revenue Code of 1986 or the Employee Retirement Income Security Act of 1974 is amended, we will work to try to ensure that the HealthIER Plan meets all the changes or new interpretations.

Business Strategy

Our strategic goal is to establish FullCircle Registry as the premier emergency document and information management company and the HealthIER Plan as the preeminent medical reimbursement plan. To accomplish these goals, FullCircle has entered into several reseller agreements with corporate and institutional organizations, including Fortune 100 companies, insurance agencies, and non-profit organizations to provide our bundled services to their employees and customers. Additionally, we continue to recruit sales representatives with a lot of existing contacts , who are trained and tested to qualify to sell our HealthIER Plan.

Pricing

A basic individual membership in FullCircle Registry is priced at $99.00. A basic family membership is priced at $129.00, which includes a family of seven in the same household, as well as students away at college. Aging parents are also included, if they live in the same household.

FullCircle Registry has established special pricing structures for affinity groups, associations, and medical advocacy groups.

FullCircle Registry has entered into a number of wholesale agreements whereby membership in FullCircle Registry is included as part of employee benefit packages, and into other arrangements whereby membership is included as part of the total benefit packages provided through health care cards.

The HealthIER Plan and other health reimbursement plans offered by Paradigm Solutions Group, LLC, are intended to be ERISA-compliant medical expense reimbursement accident and health plans. ERISA requires that fees charged in conjunction with such plans pass a test of reasonableness, and Paradigm Solutions Group believes that the HealthIER Plan passes such test. In addition to administrative costs commensurate with legal compliance, fulfillment, and sales fees, pricing includes the cost of ancillary benefits as may be incorporated from time to time, including but not limited to, those provided through FullCircle Registry and its contractors, as well as access fees charged by Best Benefits for provider access. The fees charged are uniform from client to client at any given time, but may be adjusted for clients in effect with prior notice.

Expansion Plans

Marketing

We continue to purse a variety of opportunities whereby one or more of our benefit components can be distributed through resellers on a stand-alone or bundled basis.

FullCircle Registry membership greatly compliments various other products for which there is existing distribution in place. Examples of existing bundled product offerings are the automatic inclusion of FullCircle Registry membership as value-added service alongside medical reimbursement plans (both the HealthIER Plan, offered by Paradigm Solutions Group, LLC and the 105 Plan, now in the offing with Superior Solutions Group, LLC) and health care cards (including those offered by independent contractors Wellness Premium Plus, Good Health, LLC, and Wellness Benefits Group).

Negotiations for other reseller agreements are ongoing. One such opportunity is the incorporation of FullCircle Registry member benefits with electronic emergency alert systems. Through global positioning systems (GPS) there is a large market in both home-based and hand-held devices. These devices, in the event of an emergency, pinpoint the exact location of persons in need and alert emergency personnel as to their whereabouts. FullCircle Registry, as an emergency information retrieval service, is an obvious fit as a companion benefit, enabling emergency personnel to access vital medical history, contact data, advance directives, and other information, such as fingerprints and dental records for positive identification. This lifesaving information is delivered expediently via the Internet, fax, or courier.

Sales

We currently have 90 independent salespeople and will continue to recruit and train additional salespeople in targeted geographically areas. Recruiting and training incentives are provided to productive, certified representatives, creating an opportunity for them to earn the privilege of managing other salespeople and increase income.

Infrastructure

A contract with Superior Solutions Group, LLC gives us the capacity to support large-scale growth. Superior Solutions has developed and maintains Paradigm Solutions Group's proprietary software for all data storage and automated administrative support associated with health reimbursement plans, such as billings and commissions, as well as on-line access by sales representatives, prospects and customers. Superior Solutions continues to program additional software components and provide maintenance of a robust, secured Virtual Private Network server, with data storage capacity sufficient to handle millions of customers.

Acquisitions

FullCircle Registry has recently acquired certain technologies that are designed to give it competitive advantages.

Ask.Physicians.com is a web forum for questions, answers and discussion of medical and health related issues. It is offered either on a stand-alone or bundled basis to employees, members of affinity groups, and the public.

By providing straightforward answers to medical questions in a confidential environment, AskPhysicians.com provides personalized information directly from board-certified or board-eligible physicians, via the Internet, in the privacy of a member's home or office. In addition, members may search through the forums to view previous member postings and physician responses within a selected category. They may also research the expansive medical libraries to study health issues on their own.

By providing individual members access to these essential medical tools, FullCircle Registry helps employers avoid the loss of valuable production hours spent at the Doctor's office. Additionally, through use of the medical advice and information provided by the doctors at AskPhysicians.com, rising health care costs can be significantly reduced by lessening employees' reliance upon more costly doctors' office visits.

Spoken Data is a text-to-voice service that will allow emergency personnel to access certain medical and emergency information that the member deems critical in the event of an emergency. Medical conditions, drug allergies, blood type, family contact information, current medications or any other pertinent information can be made available via telephone to assist emergency personnel in their efforts to treat FullCircle Registry members. Spoken Data allows the verbal conveyance of critical information while maintaining our company's philosophy of no human interaction with the data.

We will develop implementation strategies over the next several months and will continue to acquire programs and technology that can keep us ahead of the competition.

Marketing Strategy

FullCircle has clearly-defined target markets:

EMPLOYEE BENEFITS. We sell our services to employers as an enhancement to their existing employee benefit offerings, including employer-paid benefits, voluntary employee-paid benefits, and company-endorsed direct purchase options. Marketing efforts target both large and small employers and service providers and have resulted in relationships with companies ranging from local printing companies who are offering FullCircle as a voluntary payroll deducted benefit to a regional funeral home operator that is providing FullCircle to its employees as a paid benefit, to large companies who are making FullCircle available to employees as a direct purchase option.

RESELLERS. We develop relationships with both large and small marketing organizations for the resale of our services to their business and/or individual clientele. Existing resellers include insurance agencies, affinity groups and Internetbased wellness programs, as well as consumer-direct and multi-level marketing organizations.

PROFESSIONALS. We develop relationships whereby professionals, such as CPAs, insurance agents and physicians, refer our salespeople to their client or patient base, respectively.

FUND RAISERS. We develop relationships with associations and organizations that sell our service to their constituency and/or the public as a means of fund raising. Non-profit organizations, associations, schools, churches and other groups are in constant need of new and effective fundraising methods. When offering FullCircle to their membership, constituency and/or donor base, an organization is able to earn a commission on sales while providing a valuable and much needed service. Existing fundraising agreements include national and regional medical associations, schools, churches and support groups.

INDIVIDUALS IN NEED. Individual may find themselves at greater risk for the kinds of medical or other emergencies that could be mitigated by our services. Examples include: seniors, particularly those living alone or without family in the vicinity; parents with young children or teenagers of driving age or attending college; adults who are frequent travelers or who live alone; and anyone with medical conditions, drug allergies or on medications that could interfere with emergency treatment; amateur and professional athletes.

Suppliers

FullCircle Registry uses subcontractors in the provision of its services. Fulfillment contractors prepare enrollment materials and member kits for a fee, allowing predictability, accountability and efficiencies in our cost and management of member services. Fulfillment contractors are bound by confidentiality and the standards under the Health Insurance Portability and Accountability Act of 1996 (HIPAA), as those regulations may be applicable to our services. The receipt, scanning and processing of membership materials could also be outsourced, should the demands of expansion require.

FullCircle Registry relies upon subcontractors to supply both our computer equipment and the networking and connectivity which allows access to information stored for our members.

We have several suppliers upon whom we rely for the administration and development of our HealthIER Plan. Kuhlmann Enterprises LLC has a 10--year, non-exclusive contract with us, which was effective June 1, 2002, to provide administrative services support and fulfillment for the HealthIER Plan.

We currently have contracts with ninety (90) independent salespeople, who promote and sell our HealthIER Plan to employers nationwide.

Best Benefits provides nationwide dental, chiropractice, vision, hearing and homeopathic networks. Best Benefits also provides mail-order vitamin and herbal remedies, as well as an emergency travel benefit that includes guarantee of payment for medical emergency treatment in foreign countries.

Superior Solutions Group, LLC currently supplies us with information technology and proprietary software development for direct medical care expense reimbursement by client-employers under our HealthIER Plan. Superior Solutions Group is also in the process of working with FullCircle Registry to move their database and website to aSuperior Solutions Group database and web servers. The Superior Solutions Group servers in Indianapolis, Indiana will be the primary servers, and mirrored servers will be located in Louisville, Kentucky.

Competition

There are numerous companies, both large and small, who address, with a wide range of methodology, the need to access certain information in the event of an emergency. These companies provide services that range from printing information on bracelets to smart cards and implanted chips and tracking devices. FullCircle believes that they have shortcomings compared to our product, such as the limited amount of medical information that can be printed on a bracelet and the lack of support infrastructure (primarily device readers) that render higher technology solutions ineffective. Other companies offer telephonic and/or online access to certain data with various levels of security and efficiency. Each of these represents a form of competition. However, we do not believe that there are currently any competing businesses that provide the full range of services, flexibility, security and support infrastructure provided by FullCircle.

o Advance Directives. Competitors could include, but not be limited to, LastRights.org, Right to Die, and Die with Dignity.
o Medical Registry. Competitors could include, but not be limited to, Medifile, MedicAlert, MyOnlineMedicalRecord.com, EMSfile, and MedRecordsWeb.com
o Missing Person Identification Service. Competitors could include, but not be limited to, Amber Alert and Fingerprint America.
o Digital Safe Deposit Box. Competitors could include, but not be limited to, Mnempolis and FleetBoston Financial Corp.
o Personal Contact Information Storage. Competitors could include, but not be limited to, HealthTracer.
o        On-line Physician Question and Answer Forum and Medical Data Look-up.
         Competitors could include, but not be limited to, WebMD and various "Nurse Hotline" services.
o Health Reimbursement Plans. Competitors could include, but not be limited to, any number of insurance carriers or administrators (including those that are in-house, carrier-owned or independently owned), which either administer, or have existing infrastructure that could be adapted to administer, the processing of receipts for non-insured medical reimbursement or adjudicate claims for insured or self-funded group health coverage. Specifically, large insurance companies including, but not limited to, Aetna, Principal, Fortes, Trustmark and Humana, currently offer, or may offer, non-insured medical reimbursement below the threshold of a high deductible insurance plan. In addition, certain insurance companies, including, but not limited to Principal, Fortes, American Republic and Trustmark, offer, or may offer, medical savings account-qualified insurance products to groups or self-employed individuals. In addition, insurance companies that provide premium-only cafeteria plan documents and administrative assistance at no cost in exchange for the sale of their voluntary products, including, but not limited to, Aflac, Colonial and American Heritage, while not in direct competition for medical reimbursement, could be perceived by employers as achieving the same or similar tax savings as employer-sponsored, non-insured medical reimbursement.

In another arena, "Health Reimbursement Arrangements" (HRAs) offered by insurance companies, including, but not limited to, Principal, Trustmark and Humana, could appear to be the same as the HealthIER Plan. However, while HealthIER Plan can serve as an HRA, an HRA, per se, cannot achieve the same tax savings as HealthIER Plan.

Intellectual Property

On December 10, 2002, the United States Patent and Trademark Office issued us a registered trademark for FullCircle. The registration number is 2658050. Additionally, we hold numerous other trademarks under common law, including:

         1. Collar I.D. Pet Registry;
         2. Paradigm Solutions Group;
         3. HealthIER Plan;
         4. Superior Solutions Group Section 105 Plan;
         5. SSG Medical Reimbursement Plan;
         6. Brightstar Photo I.D. Registry;
         7. "Lighting the way for missing persons";
         8. "Seconds matter in an emergency";
         9. "Information is useless , until you need it. Now."; and
         10. "Lifesaving e-convenience and peace of mind."

for which we may seek registration with the US Patent and Trademark Office.

We have developed proprietary software for the administrative support of health reimbursement plans, billing, commissions, general corporate accounting, and client-firm payroll integration. We have proprietary information, including internal marketing plans and methodology and trade secrets, and we claim copyrights on all published materials, developed for both internal and external distribution. We enter into confidentiality agreements with employees, consultants and sales agents who might have access to proprietary information. We have taken steps to enforce our intellectual property rights including prosecution of legal action where disclosure and/or misuse of confidential information was threatened.

Employees

We currently have 98 persons working for us, of whom five are full-time employees, three are full-time consultants (two in information technology and one in investor relations) and 90 of which are independent sales representatives (independent contractors) for Paradigm Solutions Group. Our independent sales representatives must undergo extensive training, including curriculum studies, a

75-question test that requires a perfect score, and field training prior to soliciting customers on their own.

ITEM 2.           DESCRIPTION OF PROPERTIES

Our principal executive offices are located at 2350 PNC Plaza, Louisville, Kentucky 40202, and our telephone number is (502) 540-5112. The facility is utilized in the following manner:

o        administrative offices;
o        professional offices;
o        storage and warehousing; and
o        product development.

The facility consists of approximately 1,730 square feet of office and warehouse space, leased for $2,739.17 per month in 2003 and $2,883.33 per month in 2004. The lease expires on December 31, 2004. We believe that our existing facilities are adequate for our current use.

ITEM 3.           LEGAL PROCEEDINGS

From time to time, we are a party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not involved currently in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2002.


                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Pursuant to the Bylaws of the Company, as amended, we are authorized to issue a total of 50,000,000 shares of Common Stock, and 10,000,000 shares of Preferred Stock. The Company does not currently have any shares of its Preferred Stock outstanding.

Our common stock is traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "FLCR". As of March 31, 2003, there were 22,526,030 shares of the Company's Common Stock ($0.001 par value) issued and outstanding and 210,750 shares of Series A Preferred Stock ($0.001 par value) issued and outstanding.

On March 31, 2003, there were approximately 126 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The following table sets forth the high and low sales price per share of our common stock.

                          High($)     Low ($)
                          ------      --------

    2002

Second Quarter             11.00       2.60
Third Quarter               2.50       1.01
Fourth Quarter              1.45       0.40
Fiscal Year                11.00       0.40

    2003

First Quarter               2.27       0.58

The quotations reflect interdealer prices without retail markup, markdown, or a commission, and may not necessarily represent actual transactions.

We have paid no dividends on our common stock during the fiscal year ended December 31, 2002, or during any period of the Company's existence.

The declaration of future dividends, whether in cash or in-kind, is within the discretion of the Board of Directors and will depend upon business conditions, our results of operations, our financial condition, and other factors.

Securities authorized for issuance under equity compensation plan:

We do not have any equity compensation plans.

Issuance of Restricted Securities:

On July 26, 2002, the Company issued 75,000 shares of its common stock in exchange for 1,000,000 shares of Electro-Luminescent Technologies, Inc. The shares were issued in a transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

On August 1, 2002, the Company issued to one entity consultant of the Company as consideration for consulting services 30,000 shares of its common stock . The shares were issued in a transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

On August 15, 2002, the Company sold 210,750 shares of Series A Preferred stock to several private investors. The shares were issued in a transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

On September 16, 2002, the Company issued to one entity consultant of the Company as consideration for consulting services 25,000 shares of its common stock . The shares were issued in a transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

On October 24, 2002, the Company issued 6,000,000 shares of its common stock in exchange for all of the issued and outstanding shares of Paradigm Solutions Group, LLC. The shares were issued in a transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

On October 24, 2002, the Company issued 210,000 shares of its common stock in exchange for all of the issued and outstanding shares of Spoken Data. The shares were issued in a transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

On December 18, 2002, the Company issued 414,000 shares of its common stock upon the exercise of a warrant at an exercise price of $0.01 per share. The holder of the warrant used cash as consideration for the exercise price. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The individual to whom the shares were issued had a pre-existing relationship with the Company, was the president, chief executive officer, and director of the Company, and had access to the same information as would be included in a registration statement prepared by the Company.

On December 18, 2002, the Company issued 75,000 shares of its common stock to employees as bonuses. The shares were issued in a transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

On December 20, 2002, the Company sold 20,000 shares of its common stock, at a price of $0.25 per share, to a private investor. The investor was an accredited investor. The shares were issued in a transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

On December 20, 2002, the Company issued to 2 individual consultants of the Company as consideration for lobbying services 25,000 shares of its common stock. The shares were issued in a transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

On December 20, 2002, the Company issued 462,000 shares of its common stock in exchange for all of the issued and outstanding shares of AskPhysician.com, Inc.. The shares were issued in a transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the company believes," "management believes" and similar words or phrases. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including factors set forth in the following discussion and in the discussions under "Business." Our actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

The essence of FullCircle Registry member benefits is the secure electronic storage of critical data so that both our members and emergency personnel may immediately retrieve it anytime, anywhere. Prospective buyers perceive the intrinsic value of FullCircle membership. Nevertheless, as with other purchases that cause people to reflect upon their vulnerability and mortality, they tend to procrastinate in buying memberships on a stand-alone basis.

Understanding this psychology, we are moving away from selling FullCircle Registry memberships to individuals and groups on a stand-alone basis, and, instead, are bundling our membership with products that are more consumer-driven. While the lifesaving value of a FullCircle Registry membership cannot be overstated, consumers are predisposed to buy products they perceive to have immediate economic benefit. By aggressively bundling our services with other products, we are able to covert FullCircle Registry memberships into revenue, while providing our critical services to more people.

Often, joint marketing arrangements allow us to utilize the services of entire sales forces at no cost to us. We can harness the momentum they already have, and bring their sales volume to bear on ours, simply by including our value-added memberships in the products they are already selling.

The identification and courting of these relationships, which, over time, can greatly increase our customer base over selling memberships one-by-one, has been the focus of management during the past several months. The first few joint marketing arrangements have been consummated and are either beginning to or expected to generate sales revenue during this fiscal year.

We are establishing these marketing alliances by contract, acquisition and merger. In July 2002, we announced the acquisition of Electro-Luminescent Technologies, Inc., which holds certain rights to develop and market electroluminiscent lighting for safety-related purposes. This acquisition would have required development and further research to fully expand the product and marketing strategies, so we conveyed our interest into a new venture in which we retain an interest and allowed that new venture to raise funds and focus on the development, marketing, production and sales of those products. The new venture, called GloTech Industries, Inc. recently had an initial public offering and is traded on the Over-the-Counter Bulletin Board under the symbol "GTHI".

In August 2002, we announced a joint marketing arrangement with Paradigm Solutions Group, LLC, which agreed to bundle FullCircle Registry memberships in the administrative fees it charges to assist employers in implementing and maintaining the HealthIER Plan. Paradigm Solutions Group, LLC promoted the sale of a medical reimbursement arrangement to companies. This arrangement offers certain tax advantages pursuant to Section 105 of the Internal Revenue Code. By entering into a marketing plan to include memberships in FullCircle Registry, Paradigm was able to market its plan as offering unique benefits that distinguished it from other similar plans beginning their promotions. Since the primary benefits of medical reimbursement arrangements are structured under the Internal Revenue Code, plans must be similar by their nature to be compliant and while the Paradigm Solutions Group offering used unique and proprietary methodology, the inclusion of the bundled services allows it to claim a level of uniqueness for maximum marketing effectiveness.

Likewise, Paradigm's health reimbursement plan, the HealthIER Plan, provides a significant bundling opportunity for FullCircle Registry in the employee benefits arena. HealthIER enables employers to achieve substantial tax savings in the provision of group health coverage to their employees. Employees receive additional benefits without paying for them. Enrollment in the HealthIER Plan provides added benefits from FullCircle Registry at no cost to employees.

In October 2002, we announced the acquisition of Paradigm Solutions Group. We determined that the value proposition of bundling the HealthIER Plan with FullCircle Registry memberships was compelling and that owning both companies made sense in terms of a joint-marketing effort and anticipated efficiencies in the fulfillment and delivery of the combined products. This transaction was reflected in our filing of a Form 8-K.

While the acquisition of Paradigm Solutions Group resulted in less initial sales volume than originally anticipated due to IRS Revenue Rulings in the health reimbursement arena, sales revenues are increasing and gaining momentum, based upon a restructuring of the Paradigm reimbursement model to satisfy new IRS guidance.

In December 2002, we announced the acquisition of AskPhysicians.com, Inc. AskPhysicians.com operates a website where visitors can get basic information and, for a fee, pose questions to board-certified physicians. While this service does not replace traditional medical care, it offers a high-qulaity and efficient way to inform consumers of treatment options; a service most healthcare insurers currently provide using only nurses. We have the right to offer this highly-desirable information service to consumers of our other products at a reduced rate, both exposing them to the value of this service by cross-marketing and providing another component to our bundled products and services.

Discussion of Cash Flow and Operations

We have previously relied on financing from investors and other sources for cash sufficient to sustain our operations. Without continued financing, including the completion of funding for arrangements presently in place, we will not be able to continue our operations with current overhead and expenses. Significant steps will be required to reduce expenses and would limit our ability to continue our pursuit of the business strategies we feel most likely will produce successful growth and operations of our Company.

Compared to the previous year, our revenues increased to $221,321 for the fiscal year ended December 31, 2002 from $41,131 for the fiscal year ended December 31, 2001.. Much of this increase came from sales of products of our subsidiary, Paradigm Solutions Group. Costs of operations have grown as we attempt to develop and execute marketing strategies that will create sustainable sales volume. We have expended significant amounts of cash for reduction of debts previously incurred, for advances and other costs for developing a sales force, and for the continued development of our products, including legal fees to ensure that our products will produce certain tax-advantaged results that corporate purchasers rely upon in making a decision to purchase the HealthIER Plan. Therefore, without a dramatic increase in sales, we must rely on financing from other sources to continue operations.

We believe that revenue from sales will not only continue to grow but will increase dramatically during 2003. We base this belief on the relationships which have developed in the sales and marketing of our products. We believe that continued refinements of the HealthIER Plan and working with our legal counselors will insure the marketability of that plan on a wider scale, and that certain customers who were reluctant to commit during 2002, based on uncertainty about tax consequences, will enter into contracts to the extent that we can offer assurance from independent counsel. We also believe that our mix of benefits, including the core products of FullCircle Registry with the HealthIER Plan, will allow us to compete favorably with anticipated competition from other companies offering health expense reimbursement arrangements.

General and Administrative expenses, which includes operations, overhead and other costs of operating our company, rose from $336,393 for the fiscal year ended December 31, 2001 to $3,321,402 for the fiscal year ended December 31, 2002. In connection with financing from some of our existing shareholders, we issued stock for investments and some of these transactions have been treated as expenses. For fiscal year ending December 31, 2002, $1,839,625 of our general and administrative expenses were attributable to stock issuances. This represents greater than 50% of our total expenses. We expect to pursue and obtain alternative sources of financing in the future to prevent large expense expenditures. These expenses do not represent an expenditure of cash although it does have an effect of dilution on the currently outstanding shares of common stock. Additionally, a large percentage of these expenses represented salary and commissions for the sale of our HealthIER Plan. It is likely that these costs will remain about the same for this year as significant reductions might limit our ability to continue the pursuit of sales.

Costs of operations have grown as we attempt to develop and execute our marketing strategies to create sustainable sales. We have expended significant amounts of cash for reduction of debts previously incurred, advances and other costs for developing a sales force and continued development of our products including legal fees to insure that our products will produce certain tax-advantaged results that corporate purchasers rely upon in making a decision to implement the HealthIER Plan.

One area of expenses relates to costs of developing a viable sales force. Frequently, this includes advances against future commissions or salaries when salespeople begin. While we anticipate that we will continue to expend cash to develop our sales force, we also believe that this will result in significant growth in revenues. Our cost of sales will decrease with additional future sales as a result of commissions replacing advances and salaries of salespeople. Therefore, we believe that our expenses measured against sales will decrease allowing us to approach profitability.

Compared to the previous year, our net loss increased to $3,321,042 for fiscal year 2002 from $474,414 in fiscal year 2001. This represents a loss of roughly $.22 per share for fiscal year 2002 up from $.04 per share in fiscal year 2001 (adjusted for the weighted average number of shares outstanding in each year). This reflects a significant increase in expenses. As discussed above, significant expenses were attributable to issuances of stock to investors, and efforts made to compensate starting salespeople, to develop marketing and other strategic partnerships, and to market our product, all resulted in higher expenses in the early stages of our business model. We expect that our salespeople will generate greater revenue and reduce expenses in this fiscal year, reducing our net loss. We anticipate that future revenues will be the result of these efforts and we believe that our Company will eventually become profitable. Notwithstanding this, we have not yet stabilized the expense structure of our Company, primarily as a result of acquisitions and costs relating to consolidation of marketing and operations, and we have not yet reached a point in our sales cycle where sales are predictable with any degree of reliability; therefore, we are not able to predict when the Company will become profitable. More importantly, continued costs of development and marketing, while necessary for the long-term success of our Company, could result in larger, rather than smaller, losses in the foreseeable future.

Discussion of Capital Assets and Resources

Presently, we have nominal cash reserves and have had to rely on financing for short-term cash-flow requirements. We have recently arranged financing which should allow us to continue operations in a consistent manner for the next six to nine months. If we need to obtain additional capital, no assurance can be given that we will be able to obtain this capital on acceptable terms, if at all. Without completion of the present financing arrangement, we will not have sufficient cash to meet anticipated expenses. In the event we cannot raise adequate financing, we may have to reduce the scope of our business activities until other financing can be arranged.

The financing arrangement revolves around a Securities Purchase Agreement we entered into with private investors on February 12, 2003 for the sale of (i) $600,000 in convertible debentures and (ii) a warrants to buy 1,800,000 shares of our common stock. The investors are obligated to provide us with the funds as follows:

o        $200,000 was disbursed on February 12, 2003;

o        $200,000 will be disbursed within 10 days of filing a prospectus; and

o $200,000 will be disbursed within 5 days of the effectiveness of the prospectus.

Accordingly, we have received a total of $200,000 pursuant to the Securities Purchase Agreement.

The debentures bear interest at 12%, mature on one year from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of:

o        $0.75; or
o 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date.

The full principal amount of the convertible debentures are due upon default under the terms of convertible debentures. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights.

The warrants are exercisable until seven years from the date of issuance at a purchase price of $0.75 per share. In addition, the exercise price of the warrants will be adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of the warrant.

In the past, we have relied on loans from shareholders, but we do not believe that those loans are available on a consistent basis in amounts and on terms that insure our continued operations. Furthermore, a significant portion of our assets is allocated to goodwill. While the value of these assets has been estimated based on appropriate accounting methodology, we do not consider any of these assets appropriate sources of cash, should liquidation become necessary. Thus, while we have taken steps to insure the continued operation of our business, we are not at a point where funding from operations allows us to operating on a self-sustaining basis. Without significant cash reserves or hard assets that may be sold, pledged or hypothecated, we are at a disadvantage when seeking financing and we may be forced to accept financing on less than favorable terms than those offered to a company with greater cash-flow or a more significant asset base.

Discussion of Inflation and Other Factors

Presently, we pursue contracts for sales of our products with one-year duration and some of our products are sold with no assurance of renewal. This allows us to keep pricing flexible enough to reflect inflation or other costs that might arise on a non-localized level. Our expenses are primarily related variable costs (such as salaries and commissions), with only part of our costs fixed (such as office rent and equipment rental). As a result, we have a greater amount of flexibility and a commensurate exposure to increases relative to these costs. This degree of control suggests that we have the ability to pass on increased costs, but this ability is limited by the elasticity of the markets in which we sell our products. If our markets prove to be rigid and make raising prices difficult, we could be subject to increased costs from inflationary pressure without any recourse to recoup these costs. At present, we are pursuing pricing plans that we believe reflects the demands of the marketplace. In the past, the impact from inflation and interest rates has not been significant.

RISK FACTORS

There are a number of factors that could cause actual results to differ materially from those discussed in the forward-looking statements, including those factors described below. Other factors not identified herein could also have such an effect. Among the factors that could cause actual results to differ materially from those discussed in the forward-looking statements are the following:

Risks Relating to Our Business:

We Have a History Of Losses Which May Continue, Requiring Us To Seek Additional Sources of Capital Which May Not Be Available, Requiring Us To Curtail Or Cease Operations.

We incurred net losses of $3,321,042 for the year ended December 31, 2002 and $474,414 for the year ended December 31, 2001. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we will continue to incur losses. We will continue to incur losses until we are able to establish significant sales of FullCircle Registry memberships and significantly increase the number of HealthIER Plan participants. Our possible success is dependent upon the successful development and marketing of our services and products, as to which there is no assurance. Any future success that we might enjoy will depend upon many factors, including factors out of our control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon us or may force us to reduce or curtail operations.

If We Are Unable to Obtain Additional Funding Our Business Operations Will be Harmed and If We Do Obtain Additional Financing Our Then Existing Shareholders May Suffer Substantial Dilution.

We will require additional funds to sustain and expand our sales and marketing activities, particularly if a well-financed competitor emerges. We anticipate that we will require up to approximately $1,600,000 to fund our continued operations for the next twelve months, depending on revenue from operations.

Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

Our Independent Auditors Have Expressed Substantial Doubt About Our Ability to Continue As a Going Concern, Which May Hinder Our Ability to Obtain Future Financing.

In their report dated March 31, 2003, our independent auditors stated that our financial statements for the year ended December 31, 2002 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of a loss for the year ended December 31, 2002 in the amount of $3,321,402. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses and stockholders' deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

Our Industry Has Low Barriers to Entry For New Competitors, and Competition Could Have a Material Adverse Effect on Our Financial Results.

While we believe that we are the only company that currently provides the broad array of our services, several companies do compete against us in one or more of our services, including living will storage, medical records retrieval, digital document storage, child identification information, and medical reimbursement plans. If one or more of these competitors combined and offered their services on a bundled basis like we do, it could result in lost market share. Additionally, since the barriers to entry in our industry are low, a competitor may emerge with substantially greater managerial, engineering and technical systems and/or have the ability to adapt more quickly to changes in the industry. Lost market share will decrease our revenue and increase our marketing costs, thereby lowering or eliminating our ability to make a profit and increasing our losses.

A Significant Portion of Our Income Comes From Individual Purchases Not Long-Term Contracts; As a Result, Our Revenue Is not Guaranteed From Quarter-to-Quarter and We Cannot Always Operate Efficiently.

A large percentage of our customer base involves purchases from resellers and the customers who purchase through the resellers do not enter into long-term purchase orders or commitments. Therefore, a large number of cancellations and non-renewals could exceed new subscribers, resulting in a loss of revenue. We make significant decisions regarding staffing and component procurement, personnel and resource requirements, and the level of business we seek and accept based upon long-term estimates of our number of customers. The short-term nature of our customers' commitments could result in large deviations from our estimates, resulting in severe excesses or shortages in staffing and resources. This makes it difficult for us to maximize our potential efficiency.

Our Computer System is Vulnerable to Being Hacked, Resulting in Loss of Customer Confidence and Liability for Damages to Customers.

We employ a state-of-the-art computer system and security protections. However, no computer system is 100% impenetrable. If our computer system does get hacked, it could lead to incorrect or misinformation provided to customers and a loss of confidence by our customers, who would stop using our services, leading to a decrease in revenue and potential liability.

As a Result of the Sensitive Nature of Our Customers Documents and the Need for Immediate Access, Mistakes Could Lead to Lawsuits Demanding Large Verdicts.

Our customers entrust us with sensitive medical documents, including advance directives (living wills and do not resuscitate orders) and lists of prescriptions, allergies, and medical conditions. A customer's inability to access these documents on a moments notice, or the release of wrong information, could result in serious injury or possible death. As a result, our company could face huge amounts of liability for medical mistakes, serious injuries, and death. While we have an insurance policy in the amount of $1,000,000, we cannot be assured of full coverage or continuing coverage in the future. A large settlement or monetary award against us could result in a loss of all or nearly all of our assets or cause us to cease operations.

As a Result of Our Industry, We Need to Maintain Substantial Insurance Coverage, Which Could Become Very Expensive or Have Limited Availability.

Our marketing and sale of products and services related to the medical and emergency care fields creates an inherent risk of claims for liability. As a result, we have secured and will continue to maintain insurance in amounts we consider adequate to protect us from claims. We cannot, however, be assured to have resources sufficient to satisfy liability claims in excess of policy limits if required to do so. Also, there is no assurance that our insurance provider will not drop our insurance or that our insurance rates will not substantially rise in the future, resulting in increased costs to us or forcing us to either pay higher premiums or reduce our coverage amounts which would result in increased liability to claims.

Our HealthIER Plan, a Medical Reimbursement Plan, is Subject to Scrutiny, Which Could Result in Audits of Customers and Challenges by the Internal Revenue Service.

Our HealthIER Plan, a medical reimbursement plan, provides certain tax advantages to employers and employees alike. The Internal Revenue Service could decide to audit our customers, which could result in tax penalties and a loss of that customer's business with us. Additionally, although we believe that our HealthIER Plan complies with the necessary regulations, there is no guarantee that the IRS will not challenge our plan as being non-compliant with the exemptions provided. A negative ruling by the IRS could result in fines against us or a termination of this part of our business.

Future Laws, Regulations, and Rulings Could Result in the Reduction or Elimination of our HealthIER Plan Business.

As with any tax procedure, medical expense reimbursement plans may be impacted by changes in the U. S. Tax Code and regulations promulgated thereunder, as well as Internal Revenue Service Rulings, Private Letter Rulings, Revenue Procedures, proposed regulations and an other interpretations of the Internal Revenue Code. Future laws, regulations, or rulings could restrict or eliminate the exemption in the law under which our HealthIER Plan operates, resulting in a reduction or loss of our revenue from this part of our business.

ITEM 7.       FINANCIAL STATEMENTS

The response to this item is set forth at the end of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 2, 2002, we dismissed Pritchett, Siler & Hardy, P.C. as our certifying accountant. The change in certifying accountant was for the sake of convenience to the Company and was approved by the Company's Board of Directors. There were no disagreements with Pritchett, Siler & Hardy, P.C. on any matters of accounting principle or practice, financial statement disclosure, or auditing scope or procedure and the Company has no knowledge why any disagreements should exist. For either of the past two years, Pritchett, Siler & Hardy, P.C.'s audit reports did not contain any adverse opinion or disclaimer of opinion, and were not modified as to uncertainty, audit scope, or accounting principles.

On July 2, 2002, we engaged Chisholm & Associates as our independent public accountant. We did not previously consult with Chisholm & Associates regarding any matter, including but not limited to:

o the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or
o any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-B).

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers, directors and key employees and their ages and their respective positions with FullCircle Registry are as follows:


    NAME                            AGE                       POSITION

Steven A. Whitten                    46               Chief Executive Officer and Director

W. Garriott Baker                    50               President and Chairman of the Board of
Directors

Trent Oakley                         44               Senior Vice President, Sales and Marketing and
Director

David Less                           44               Chief Information Officer

David E. Allen                       49               Director

Issac M. Boutwell                    70               Director

John M. Briungton                    49               Director

Myron Feinberg                       62               Director

Christopher E. Rhodes                49               Director

J. Matthew Skiles                    32               Director

Janice Whelan                        47               Director

Toby G. Wolcott                      58               Director


The following is a brief description of each officer, director and key employee listed above:

Steven A. Whitten, Chief Executive Officer and Director. Mr. Whitten has been the Chief Executive Officer and a Director of FullCircle since April 2002. He is the founder of Willrequest.com, Inc., the predecessor to FullCircle Registry and has served as a director since 2000. Mr. Whitten was the Chief Executive Officer of Willrequest.com from January 2000 until May 2000 when Willrequest.com became FullCircle Registry. From May through November 2000, Mr. Whitten served as the Chief Operations Officer of FullCircle Registry. From July through October 2001, Mr. Whitten served as a sales manager for Chaz Concrete, LLC in Louisville, Kentucky. From 1996 to 1999 he served as an independent environmental consultant with numerous companies to ensure state and federal environmental compliance and provided guidance for proper transportation, storage, and disposal of EPA regulated hazardous waste. From 1994-1996 he was National Sales Manager, Hazardous Waste Division C.I.W., Inc. Indianapolis, IN. From 1991-1994 he was National Sales Manager, Hazardous Waste Division T.S.M.T., Joplin, MO.

W. Garriott Baker, President and Chairman of the Board of Directors. Mr. Baker has been the President and Chairman of the Board of Directors since April 2003. Prior to being named President of FullCircle Registry, Mr. Baker was the Presid of Paradigm Solutions Group, LLC, a wholly-owned subsidiary of FullCircle Registry, since November 2002. Prior to his appointment as President of Paradigm Solutions Group, Mr. Baker served as Senior Vice President, Marketing and Sales from July through October 2002, Regional Director from August 2001 through June 2002, and Managing General Agent from March through July 2001. Prior to joining Paradigm Solutions Group in March 2001, Mr. Baker was the President of BeneSOURCE Brokerage Services, Inc., a Las Vegas based insurance provider, from January 1990 until March 2002. Mr. Baker has also previously worked for Samaritan Health Plans, Central Reserve Life Insurance Company, Lone Star Life Insurance Company, and TLC Associates.

Trent Oakley, Senior Vice President, Sales and Marketing and Director. Mr. Oakley has been the Senior Vice President, Sales and Marketing for FullCircle since April 2002 and a Director since April 2003. Prior to joining FullCircle, Mr. Oakley was an independent marketing agent and sales manager for 10 years, contracting his services to various insurance companies including Transamerica Life, American United Life, and Guarantee Reserve Life. Mr. Oakley has also been a sales manager with John Hancock Financial Services from 1985 to 1992 and a marketing representative with Prudential Financial Services from 1993 to 1995.

David Less, Chief Information Officer. Mr. Less has been the Chief Information Officer for FullCircle Registry since August 2002. Mr. Less is also a member of Deed Rooms Services, a supplier of information services to the mortgage industry, and has been a member since July 2001. Since July 1999, Mr. Less has also been a member of SL & Consulting, providing human resource and employee benefit management services. Mr. Less has also worked for Keane, Inc. from July 1997 through July 1999 and The Human Resource Team from July 1997 through September 2000.

David E. Allen, Director. Mr. Allen was appointed a director of FullCircle Registry in April 2003. Since 1978, Mr. Allen has been the owner and general manager of Allen Air Conditioning and Heating.

Issac M. Boutwell, Director. Mr. Boutwell was elected a director of
FullCircle Registry in October 2002. Mr. Boutwell is the sole owner of two movie theatres in Kentucky, The Movie Palace in Elizabethtown, and The Dixie Dozen in Louisville, and has been an owner since 1980. Mr. Boutwell has also owned an 1800 acre commercial cattle ranch in Kentucky since 1982.

John M. Briungton, Director. Mr. Bruington was appointed a director of FullCircle Registry in April 2003. Mr. Briungton is currently the Owner and Director of Briungton-Jenkins-Sturgeon, Neurather & Underwood ana Schoppenhort, and Underwood Funeral Homes in Kentucky, a position he has held since January 2001. From October 1997 until January 2001, Mr. Briungton was the Manager for Jenkins Funeral Home.

Myron Feinberg, Director. Mr. Feinberg was appointed a director of FullCircle Registry in April 2003. Mr. Feinberg has been the President of American Employee Benefit Association, Inc. since December 1997. Currently, Mr. Feinberg is also the Vice President of Marketing for LPI Companies, Inc. in Miami, Florida. Mr. Feinberg is also a Certified Area Manager for Paradigm Solutions Group, LLC, a FullCircle Registry subsidiary, a position he has held since April 2002.

Christopher E. Rhodes, Director. Mr. Rhodes was elected a director of FullCircle Registry in November 2002. Mr. Rhodes is currently the Senior Vice-President of Operations for Paradigm Solutions Group, LLC, a wholly-owned subsidiary of FullCircle Registry, a position he has held since July 2002. From June 2000 until July 2002, Mr. Rhodes was the Chief Operations Officers for The Redwood Group, LLC. From 1994-1996, Mr. Rhodes was a Regional Sales Manager for CompuCom, and from 1998-2000 as a Professional Services Manager. Mr. Rhodes worked as the General Manager for Pomeroy Computer Resources from 1996-1998.

J. Matthew Skiles, Director. Mr. Skiles was appointed a director of
FullCircle Registry in April 2003. Mr. Skiles is currently the Chief Financial Officer of Benefits Management Consulting, LLC, a position he has held since April 2003. From August 2001 until March 2003, Mr. Skiles was the manager of Huth Thompson, LLP. From February 1999 until July 2001, Mr. Skiles was the Controller and Chief Financial Officer of Atlas Excavating, Inc. From June 1993 until February 1999, Mr. Skiles was a Senior Accountant for Huth Thompson, LLP. Mr. Skiles is a Certified Public Accountant and Certified Valuation Analyst.

Janice Whelan, Director. Ms. Whelan was appointed a director of FullCircle Registry in April 2003. Ms. Whelan is currently the office manager for Stone Law Office, a position that she has held since November 1997.

Toby G. Wolcott, Director. Mr. Wolcott was elected a director of FullCircle Registry in April 2003. Mr. Wolcott currently is a sales representative for Business Technology solutions, a position he has held since July 2002. From August 2001 until July 2002, Mr. Wolcott was a sales representative for Tom Sexton & Assoc. From August 2000 until August 2001, Mr. Wolcott was a sales representative for Central School Supply. Mr. Wolcott has also been a sales representative for Panax from August 1998 until August 2000 and for Worldwide Visioneering from June 1996 until August 1998.

Compensation of Directors

Directors receive 2,000 shares of common stock for each Board meeting that they attend in person.

Committees of the Board of Directors

The Board of Directors has established an Audit Committee and a Compensation Committee.

The function of the Compensation Committee is to approve stock plans and option grants and review and make recommendations to the Board of Directors regarding executive compensation and benefits. The Compensation Committee consists of the following members: Ms. Whelan, Mr. Feinberg, and Mr. Allen.

The responsibilities of the Audit Committee will include (1) reviewing financial statements and consulting with the independent auditors concerning the Company's financial statements, accounting and financial policies, and internal controls, (2) reviewing the scope of the independent auditors' activities and the fees of the independent auditors, and (3) reviewing the independence of the auditors. All of the members of the Audit Committee shall meet the independence standards established by the National Association of Securities Dealers. The Audit Committee consists of the following members: Messrs. Boutwell, Rhodes, and Skiles. Mr. Skiles has been appointed to sit on the Audit Committee to serve as its audit committee financial expert. Mr. Skiles is considered independent.

Section 16(a) Beneficial Ownership Reporting Compliance

Since we are governed under Section 15(d) of the Exchange Act, we are not required to file reports of executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities pursuant to Section 16(a) of the Exchange Act.

Code of Ethics

The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, directors and employees of the Company.

ITEM 10.      EXECUTIVE COMPENSATION

The following table summarizes all compensation paid by us with respect to the fiscal year ended December 31, 2002 for the Chief Executive Officer and all other executive offices whose total cash compensation exceeds $100,000 in the fiscal year ended December 31, 2002.

                                                   SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------- --------------------------------------------------------
                         Annual Compensation                                           Long-Term Compensation
                                                                       ------------------------------- ------------------------
                                                                                   Awards                      Payouts
------------------- -------- ------------ -------- ------------------- ---------------- -------------- ----------- ------------
     Name and        Year    Salary ($)   Bonus       Other Annual       Restricted      Securities    LTIP         All Other
Principal Position               (1)        ($)     Compensation ($)     Stock Award     Underlying    Payouts     Compen-sation
                                                                                          Options /       ($)          ($)
                                                                                          SARs (#)

------------------- -------- ------------ -------- ------------------- ---------------- -------------- ----------- ------------
James A. Reskin,
Chief Executive
Officer and
Director             2002      120,000       -             -                  -               -            -            -
                    -------- ------------ -------- ------------------- ---------------- -------------- ----------- ------------
                     2001      60,000        -             -                  -            5% (2)          -            -
                    -------- ------------ -------- ------------------- ---------------- -------------- ----------- ------------

------------------- -------- ------------ -------- ------------------- ---------------- -------------- ----------- ------------

------------------- -------- ------------ -------- ------------------- ---------------- -------------- ----------- ------------
W. Garriott          2002    72,000 (3)      -           87,000               -               -            -            -
Baker, President,                                         (3)
Paradigm
Solutions Group,
LLC
                    -------- ------------ -------- ------------------- ---------------- -------------- ----------- ------------

                    -------- ------------ -------- ------------------- ---------------- -------------- ----------- ------------

------------------- -------- ------------ -------- ------------------- ---------------- -------------- ----------- ------------

----------
   (1) Mr. Reskin's employment agreement with our company to serve as President and Chief Executive Officer ended on March 2003, at which time Mr. Reskin orally agreed to become a part-time Chief Executive Officer with our company in exchange for $100 an hour, working from 5-20 hours a week. On April 13, 2003, Mr. Reskin resigned as the Chief Executive Officer and a director to pursue other matters. As of March 15, 2003, the date Mr. Reskin's written employment agreement ended, the Company owned Mr. Reskin approximately $75,000 in past due compensation, which includes $20,000 from his 2003 salary, unpaid expenses pending reimbursement in the amount of $13,500, and approximately $41,500, including accrued interest, in deferred compensation from 2002.

   (2) Mr. Reskin's employment contract granted him options to purchase five percent (5%) of the then-outstanding shares of common stock at the time of execution, at an exercise price of $0.01 a share. On April 17, 2002, Mr. Reskin exercised his option for 3% of the then-outstanding shares of common stock of the company, for a total of 384,000 shares of common stock, for a total exercise price of $3,840. On December 18, 2002, Mr. Reskin exercised his option for the remaining 2% of the then-outstanding shares of common stock of the company, for a total of 414,000 shares of common stock, for a total exercise price of $4,140.

   (3) Mr. Baker signed an employment agreement on July 1, 2002 to be the President of Paradigm Solutions Group, LLC for an annual salary of $72,000. The contract expires on June 30, 2007. Mr. Baker also receives an office allowance of $250 per month. Additionally, Mr. Baker is entitled to receive additional monthly compensation at a minimum of $7,000, based upon the number of active participants in the HealthIER Plan. Mr. Baker receives $7,000 a month, and an additional $1.00 for each HealthIER Plan participant that exceeds 7,000.

Employment Arrangements

The Company has a written employment agreement with Steven A. Whitten, Chief Executive Officer. The contract was signed on April 13, 2003, and provides for a salary of $1 and 10,000 shares of unrestricted common stock per month of employment.

The Company also has a written employment agreement with W. Garriott Baker, President. The contract was signed on April 13, 2003, and provides for an annual salary of $120,000. In addition, Mr. Baker receives $200 a month for the lease of Mr. Baker's automobile and the Company leases a house for Mr. Baker at a cost of $1,750 a month. Mr. Baker also receives 175,000 shares of common stock within 30 days of execution of his contract, 60,000 shares of common stock, payable at a rate of 5,000 shares a month for the first twelve months of his contract, and 40,000 shares of common stock for every 10,000 persons enrolled in a health reimbursement plan offered by Paradigm Solutions Group, LLC. Additionally, the Company pays a minimum of $7,000 a month to B-Advisors, LLC, in which Mr. Baker is a managing member, for his recruitment of customers in the HealthIER Plan.

Officers and employees are permitted to participate in our benefits and employee benefit plans that may be in effect from time to time, to the extent eligible, and each employee is entitled to receive an annual bonus as determined in the sole discretion of our Board of Directors based on the Board's evaluation of the officer's or employee's performance as well as the Company's financial performance.

Employee and Non-Employee Stock Option Plans

We do not have any stock option plans.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 14, 2003, certain information concerning beneficial ownership of shares of Common Stock with respect to (i) each person known to the Company to own 5% or more of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) the executive officers of the Company, and (iv) all directors and officers of the Company as a group:

             Name                                                                                  Number        Percent(1)

          Steve A. Whitten                                                                        1,632,000         7.2%
          W. Garriott Baker                                                                          12,500         0.1%
          Trent Oakley (2)                                                                          165,000         0.7%
          David Less                                                                                 20,000         0.1%

          David E. Allen                                                                              4,967         0.02%
          Isaac M Boutwell (3)                                                                      919.820         4.1%
          John M. Briungton                                                                         106,284         0.5%
          Myron Feinberg                                                                                 --           --
          Christopher E. Rhodes                                                                      12,500         0.1%
          J. Matthew Skiles                                                                              --           --
          Janice Whelan                                                                             106,284         0.5%
          Toby G. Wolcott                                                                                --           --

          All executive officers and directors as a group (12 persons)                            2,979,355        13.2%

     Other 5% owners:

          Alec Stone (4)                                                                          2,248,750         9.6%
          George Harman (5)                                                                       2,477,730        11.0%
          Paul Crouse                                                                             3,000,000        13.3%
          Carmelo Zanfei                                                                          3,000,000        13.3%


(1) Based on 22,526,030 shares of common stock outstanding as of April 14, 2003.

(2) Includes 10,000 shares held by Mr. Oakley's mother, Sandra Oakley, and 10,000 shares held by Mr. Oakley's father, Bobby Oakley, as to which Mr. Oakley exercises no investment or voting power and disclaims beneficial ownership.

(3) Includes 390,000 shares held by Mr. Boutwell's wife, Rosewitha Boutwell, as to which Mr. Boutwell exercises no voting power and disclaims beneficial ownership.

(4) Includes 107,500 shares held by Mr. Stone's wife, Amanda Stone, as to which Mr. Stone exercises no voting power and disclaims beneficial ownership.

(5) Includes 195,000 shares held by Mr. Harman's wife, Donna Harman, as to which Mr. Harman exercises no voting power and disclaims beneficial ownership.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Superior Solutions Group, LLC is co-owned by Paul Crouse and Carmelo Zanfei, who are both former directors of FullCircle Registry, Inc. Superior Solutions Group has a contract with Paradigm Solutions Group, our wholly-owned subsidiary as a Super Certified Area Manager for the sale of Paradigm's HealthIER Plan. Under the contract, Superior Solutions Group will receive $6.50 per employee per month who is enrolled in a HealthIER Plan that Superior Solutions Group procures directly. Superior Solutions Group also receives the difference between $6.50 per employee per month and the per employee per month compensation paid to any sub-managers or sub-producers in Superior Solutions Group's sales hierachy for their HelathIER Plan sales. Additionally, as part of the contract, Paul Crouse and Carmelo Zanfei each receive direct compensation from Paradigm Solutions Group in the amount of $1.00 per month for every enrolled employee in the HealthIER Plan. Superior Solutions Group also provides us information technology and proprietary software development for direct medical care expense reimbursement by employers under our HealthIER Plan.

Chris Rhodes, a director of FullCircle Registry, also serves as the Senior Vice President of Operations for Paradigm Solutions Group, LLC. Mr. Rhodes maintains an office and works full-time in Superior Solutions' office facility, located at 5172 East 65th Street, Suite 105, Indianapolis, Indiana 46220, where he oversees IT services Superior Solutions performs for Paradigm Solutions Group and FullCircle Registry. Under his direction, Superior Solutions has developed and maintains Paradigm Solutions Group's proprietary software for secure data storage, automation of administrative functions, billings, commissions, on-line access by sales representatives, prospects and customers, and automated support for health reimbursement plans. Superior Solutions continues to program additional software components and maintain hardware.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

We filed the following reports on Form 8-K during our fourth quarter of 2002:

     Form 8-K/A, October 18, 2002, Item 4 - Reporting the appointment of Chisholm & Associates as the Company's new auditors.

     November 5, 2002, Item 2 - Reporting the acquisition of Paradigm Solutions Group, LLC as a wholly-owned subsidiary of the Company.

Exhibits

The following Exhibits are filed as part of this Report:

Exhibit
Number              Description


2.1 Agreement and Plan of Reorganization dated as of October 10, 2002 by and between FullCircle Registry and Paradigm Solutions Group, LLC incorporated by reference to Exhibit 1 of FullCircle Registry's Form 8-K, filed November 7, 2002.

2.2 Agreement and Plan of Reorganization dated as of April 10, 2002 by and between Excel Publishing, Inc. and FullCircle Registry, incorporated by reference to Exhibit 2 of FullCircle Registry's Form 8-K/A, filed May 3, 2002.

3.1      Articles of Incorporation - Restated and Amended as of April 17, 2002.

3.2      By-Laws of Full Circle Registry, Inc. - As Amended

4.1      Common Stock Purchase Warrant with AJW Offshore, Ltd.

4.2      Common Stock Purchase Warrant with AJW Partners, LLC

4.3      Common Stock Purchase Warrant with AJW Qualified Partners, LLC.

4.4      Convertible Debenture with AJW Offshore, Ltd.

4.5      Convertible Debenture with AJW Partners, LLC.

4.6      Convertible Debenture with AJW Qualified Partners, LLC.

4.7 Securities Purchase Agreement for the $600,000 financing entered on February 12, 2003.

4.8 Security Agreement among FullCircle Registry, AJW Partners, LLC, AJW Offshore, Ltd., and AJW Qualified Partners, LLC

4.9 Intellectual Property Security Agreement among FullCircle Registry, AJW Partners, LLC, AJW Offshore, Ltd., and AJW Qualified Partners, LLC

4.10 Registration Rights Agreement among FullCircle Registry, AJW Partners, LLC, AJW Offshore, Ltd., and AJW Qualified Partners, LLC

4.11 Guarantee and Pledge Agreement among FullCircle Registry, George Harman, AJW Partners, LLC, AJW Offshore, Ltd., and AJW Qualified Partners, LLC

4.12 Guarantee and Pledge Agreement among FullCircle Registry, Steven Whitten, AJW Partners, LLC, AJW Offshore, Ltd., and AJW Qualified Partners, LLC

16.1     Letter from Pritchett, Siler & Hardy, P.C. incorporated by reference to
         Exhibit 1 of FullCircle Registry's Form 8-K, filed July 11, 2002

21.1     List of Subsidiaries

99.1 Certification of the Chief Executive Officer of FullCircle Registry, Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of the Principal Financial Officer of FullCircle Registry, Inc., Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3 Code of Ethics and Business Conduct for Officers, Directors and Employees of FullCircle Registry.

ITEM 14.    CONTROLS AND PROCEDURES.

As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

                            FULLCIRCLE REGISTRY, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001

                                 C O N T E N T S


Independent Auditor's Report.................................................................................... F-3

Consolidated Balance Sheets..................................................................................... F-4

Consolidated Statements of Operations........................................................................... F-6

Consolidated Statements of Stockholders' Equity................................................................. F-7

Consolidated Statements of Cash Flows........................................................................... F-9

Notes to the Consolidated Financial Statements................................................................. F-11


                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of FullCircle Registry, Inc.

We have audited the accompanying consolidated balance sheets of FullCircle Registry, Inc. and Subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FullCircle Registry, Inc. and Subsidiaries as of December 31, 2002 and 2001 and the consolidated results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has recurring operating losses, negative working capital and is dependent on financing to continue operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the
Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Chisholm & Associates
North Salt Lake, Utah
February 13, 2003

                            FULLCIRCLE REGISTRY, INC.
                           Consolidated Balance Sheets


                                                      ASSETS

                                                                                        December 31,
                                                                            --------------------------------------
                                                                                    2002                2001
                                                                            ------------------  ------------------

CURRENT ASSETS

   Cash                                                                     $              709  $            3,251
   Accounts receivable                                                                   2,005                   -
   Commission Advances                                                                  94,567                   -
   Note receivable - related party                                                           -              20,000
                                                                            ------------------  ------------------

     Total Current Assets                                                               97,281              23,251
                                                                            ------------------  ------------------

PROPERTY AND EQUIPMENT

   Computers and equipment                                                              62,596              60,952
   Office furniture and fixtures                                                        10,153              10,153
   Software                                                                            390,796             244,296
                                                                            ------------------  ------------------

                                                                                       463,545             315,401
                                                                            ------------------  ------------------
Less:
   Accumulated depreciation - software                                                (180,898)            (91,855)
   Accumulated depreciation                                                            (28,945)            (15,194)
                                                                            ------------------  ------------------

     Total Property and Equipment                                                      253,702             208,352
                                                                            ------------------  ------------------

OTHER ASSETS

   Investments - available for sale                                                    117,750                   -
   Product development/Operating rights                                                354,063                   -
   Goodwill                                                                          4,464,718                   -
   Deposits                                                                              1,000               1,717
                                                                            ------------------  ------------------


     Total Other Assets                                                              4,937,531               1,717
                                                                            ------------------  ------------------

     TOTAL ASSETS                                                           $        5,288,514  $          233,320
                                                                            ==================  ==================

   The accompanying notes are an integral part of these financial statements.

                            FULLCIRCLE REGISTRY, INC.
                     Consolidated Balance Sheets (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                        December 31,
                                                                            --------------------------------------
                                                                                    2002                2001
                                                                            ------------------  ------------------

CURRENT LIABILITIES

   Accounts payable                                                         $          272,133  $          170,016
   Accounts payable-related party                                                      106,798                   -
   Accrued expenses                                                                    106,187             110,586
   Deferred revenue                                                                     14,863                   -
   Line of credit                                                                            -              25,135
   Current portion of long-term liabilities                                            311,384             595,000
                                                                            ------------------  ------------------

     Total Current Liabilities                                                         811,365             900,737
                                                                            ------------------  ------------------

LONG-TERM LIABILITIES

   Notes Payable                                                                       195,258                   -
   Convertible bonds                                                                         -             365,000
   Notes payable-related party                                                         616,126             680,931
   Less: current portion of long-term liabilities                                     (311,384)           (595,000)
                                                                            ------------------  ------------------

     Total Long-Term Liabilities                                                       500,000             450,931
                                                                            ------------------  ------------------

     TOTAL LIABILITIES                                                               1,311,365           1,351,668
                                                                            ------------------  ------------------

STOCKHOLDERS' EQUITY

   Preferred stock, authorized 5,000,000 shares,
   $.001 par value, issued and outstanding 210,750
   and 0 shares, respectively                                                              211                   -

   Common stock, authorized 50,000,000 shares
    $.001 par value, issued and outstanding 22,577,696
   and 12,000,000 shares, respectively                                                  22,578              12,000
   Additional paid-in capital                                                        8,420,213              14,103
   Retained earnings (deficit)                                                      (4,465,853)         (1,144,451)
                                                                            ------------------  ------------------

     Total Stockholders' Equity                                                      3,977,149          (1,118,348)
                                                                            ------------------  ------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $        5,288,514  $          233,320
                                                                            ==================  ==================

   The accompanying notes are an integral part of these financial statements.

                            FULLCIRCLE REGISTRY, INC.
                      Consolidated Statements of Operations

                                                                                        December 31,
                                                                            --------------------------------------
                                                                                    2002                2001
                                                                            ------------------  ------------------

REVENUES                                                                    $          221,321  $           41,131

COST OF SALES                                                                          166,717              20,687
                                                                            ------------------  ------------------

GROSS PROFIT                                                                            54,604              20,444
                                                                            ------------------  ------------------

SELLING EXPENSES                                                                        17,210              29,065

GENERAL AND ADMINISTRATIVE
 EXPENSES                                                                            3,014,455             336,393
                                                                            ------------------  ------------------

TOTAL OPERATING EXPENSES                                                            (3,031,665)           (365,458)
                                                                            ------------------  ------------------

OPERATING INCOME (LOSS)                                                             (2,977,061)           (345,014)
                                                                            ------------------  ------------------

OTHER INCOME (EXPENSE)

   Reorganization expense                                                             (310,000)                  -
   Interest expense                                                                   ( 34,341)           (110,834)
   Loss on disposal of assets                                                                -              (4,300)
   Bad debts                                                                                 -             (14,266)
                                                                            ------------------  ------------------

     TOTAL OTHER INCOME (EXPENSE)                                                     (344,341)           (129,400)
                                                                            ------------------  ------------------

INCOME (LOSS) BEFORE INCOME TAXES                                                   (3,321,402)           (474,414)

PROVISION FOR INCOME TAXES                                                                   -                   -
                                                                            ------------------  ------------------


NET INCOME (LOSS)                                                           $       (3,321,402) $         (474,414)
                                                                            ==================  ==================

NET INCOME (LOSS) PER SHARE                                                 $           ( 0.22) $           ( 0.04)
                                                                            ==================  ==================

WEIGHTED AVERAGE OUTSTANDING
 SHARES                                                                             15,022,714          12,000,000
                                                                            ==================  ==================


   The accompanying notes are an integral part of these financial statements.

                            FULLCIRCLE REGISTRY, INC.
                 Consolidated Statements of Stockholders' Equity
                 For the Years Ended December 31, 2002 and 2001

                                                                                                                          Retained
                                               Preferred Stock                Common Stock                 Paid-In        Earnings
                                             Shares      Amount          Shares            Amount          Capital        (Deficit)
                                           ------------  ------     -----------------  -------------  --------------   -------------


Balance at December
 31, 2000                                            -   $        -        11,999,900  $      12,000  $      (10,897)  $   (670,037)

June 2001 - shares issued for
 cash at $250 per share                                                           100              -          25,000              -

Net income (loss) for the year
 ended December 31, 2001                              -           -                 -              -               -       (474,414)
                                           ------------- ----------  ----------------  -------------  --------------   -------------

Balance at December 31, 2001                          -           -        12,000,000         12,000          14,103     (1,144,451)

April 02-Reverse merger
   adjustment                                                                 753,360            753            (753)             -

April 02-Shares cancelled                                                     (53,330)           (53)             53              -

May 02-Shares issued for
 services  at $.50 per share                                                1,400,000          1,400         698,600              -

July 02-Shares issued for
 services at $1.90 per share                                                   30,000             30          56,970              -

July 02-Shares issued for
 acquisition of ELTI                                                           75,000             75         117,675              -

August 02-Shares issue for
 cash at $5 per share                           210,750         211                 -              -       1,089,515              -

Note forgiveness by share-
 holders, contribution                                                                                       728,693              -

September 02-Shares issued
 for services at $1.70 per share                                               25,000             25          42,475              -

October 02-Shares issued
 for services at $.72 per share                                               120,000            120          86,280              -

October 02-Shares issued for
 acquisition of Paradigm                                                    6,000,000          6,000       4,014,000              -

October 02-Shares issued for
 acquisition of Spoken Data                                                   210,000            210         140,490              -


     The accompanying notes are an integral part of these financial statements.

                            FULLCIRCLE REGISTRY, INC.
                 Consolidated Statements of Stockholders' Equity
                For the Period from Inception on January 20, 2000
                            Through December 31, 2002

                                                                                                                        Retained
                                               Preferred Stock                Common Stock                 Paid-In      Earnings
                                             Shares      Amount          Shares            Amount          Capital      (Deficit)
                                           ------------  ------     -----------------  -------------  --------------   -------------

October 02-shares issued as
  Incentive for Preferred share-
   holders                                            -           -           970,000            970         885,006              -

December 02-Shares issued for
 exercise of options at $.01 per share                                        414,000            414           3,726              -

December 02-Shares issued for
 cash at $.25 per share                                                        20,000             20           4,980              -

December 02-Shares issued for
 employee bonuses at $1.05                                                     50,000             50          52,450              -

December 02-Shares issued for
 services at $1.13 per share                                                   25,000             25          28,225              -

December 02-Shares issued for
 acquisition of AskPhysician.com                                              462,000            462         470,778              -

December 02-Shares issued for
   cash at $.30 per share                                                      76,666             77          22,923

Net (loss) for the year
 ended December 31, 2002                              -           -                 -              -               -     (3,321,402)
                                           ------------- ----------- ----------------- -------------- ---------------  -------------

Balance at December 31, 2002                    210,750  $      211        22,577,696  $      22,578  $    8,420,213   $ (4,465,853)
                                           ============= =========== ================= ============== ===============  =============

   The accompanying notes are an integral part of these financial statements.

                            FULLCIRCLE REGISTRY, INC.
                      Consolidated Statements of Cash Flows

                                                                                        December 31,
                                                                            --------------------------------------
                                                                                    2002                2001
                                                                            ------------------  ------------------

CASH FLOWS FROM OPERATING
 ACTIVITIES
   Net income (loss)                                                        $       (3,321,402) $         (474,414)
   Non-cash items:
     Depreciation and amortization                                                     402,794              86,928
     Stock issued for services                                                       1,839,625                   -
     Write off of deposits                                                                 717                   -
     Loss on disposal of asset                                                               -               4,300
   (Increase) decrease in current assets(net of acquisitions):
     Accounts receivable                                                                   800                   -
     Commission Advances                                                               (94,567)                  -
   Increase (decrease) in current liabilities(net of acquisitions)
     Bank overdraft                                                                          -              (3,562)
     Accounts payable                                                                  239,194            (111,558)
     Deferred revenues                                                                   6,558                   -
     Accrued expenses                                                                   (4,399)              5,337
                                                                            ------------------  ------------------
       Net Cash Provided (Used) by
        Operating Activities                                                          (930,680)           (492,969)
                                                                            ------------------  ------------------
CASH FLOWS FROM INVESTING
 ACTIVITIES
   Cash paid for product development                                                  (157,813)
   Cash paid for deposits                                                                    -                (392)
   Cash acquired from subsidiaries                                                       5,493                   -
   Cash received for notes receivable                                                   20,000                   -
   Cash paid for note receivable                                                             -             (20,000)
   Cash paid for property and equipment                                                 (7,444)            (50,204)
   Cash received from sale of property
     and equipment                                                                           -                 500
                                                                            ------------------  ------------------
       Net Cash Provided (Used) by
      Investing Activities                                                            (139,764)            (70,096)
                                                                            ------------------  ------------------
CASH FLOWS FROM FINANCING
 ACTIVITIES
   Cash received on line of credit                                                       9,731              10,135
   Cash paid on line of credit                                                         (34,865)            (20,000)
   Cash received from convertible bonds                                                      -             295,000
   Cash received from notes                                                            550,977             278,274
   Cash paid on notes                                                                 (656,831)            (22,093)
   Cash received from treasury stock                                                   100,000                   -
   Cash received from stock issuance                                                 1,098,890              25,000
                                                                            ------------------  ------------------
       Net Cash Provided (Used) by
        Investing Activities                                                         1,067,902             566,316
                                                                            ------------------  ------------------

INCREASE (DECREASE) IN CASH                                                             (2,542)              3,251


   The accompanying notes are an integral part of these financial statements.

                            FULLCIRCLE REGISTRY, INC.
                Consolidated Statements of Cash Flows (Continued)


                                                                                        December 31,
                                                                            --------------------------------------
                                                                                    2002                2001
                                                                            ------------------  ------------------

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                                     3,251                   -
                                                                            ------------------  ------------------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                                              $              709  $            3,251
                                                                            ==================  ==================


SUPPLEMENTAL CASH FLOW INFORMATION

   Cash paid for interest                                                   $           17,910  $            7,676

   Cash paid for income taxes                                               $                -  $                -

NON-CASH ACTIVITY:

Shares issued for services                                                  $        1,842,925  $                -
Shares issued for investments                                               $        5,059,690  $                -
Note payable issued for investment                                          $          500,000  $                -
Forgiveness of convertible bond                                             $          728,693  $                -







   The accompanying notes are an integral part of these financial statements.

                            FULLCIRCLE REGISTRY, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 1 -      SIGNIFICANT ACCOUNTING POLICIES

              a.  Organization

              FullCircle Registry, Inc. (the Company), formerly Excel Publishing, Inc., (Excel) was incorporated on June 7, 2000 in the State of Nevada. On April 10, 2002, the Company merged with FullCircle Registry, Inc. a private Delaware corporation (FullCircle). Per the terms of the agreement, Excel agreed to deliver 12,000,000 shares of the Company's common stock to the shareholders of FullCircle in exchange for 100% of FullCircle's shares. The merger was treated as a reverse merger with FullCircle being the accounting acquirer, therefore, all historical financial information prior to the acquisition date is that of FullCircle. Pursuant to the merger, the Company changed their name from Excel Publishing, Inc. to FullCircle Registry, Inc.

              FullCircle Registry, Inc. was incorporated as WillRequest.com, Inc. under the laws of the State of Delaware on January 20, 2000. In July 2000, the Company changed its name from WillRequest.com, Inc. to FullCircle Registry, Inc. The Company was formed to provide a digital safe deposit box containing vital medical and legal information of its customers. The Company is currently focusing on raising capital to develop its operations

              In July of 2002, the Company issued 75,000 shares of common stock to acquire 100% of the shares of Electronic Luminescent Technologies, Inc. ("ELTI") a Florida Corporation. ELTI was in possession of a license agreement for a "Bicycle Illumination System". Subsequent to the merger, ELTI transfered its interest in the license for 1,000,000 shares (a 10% interest) in GloTech Industries. (See investments available for sale).

              On October 10, 2002, the Company issued 210,000 shares of common stock for all issued and outstanding stock of Spoken Data Technologies, a Florida corporation (SDT). SDT is in possession of text-to-voice software technology developed by the University of New Brunswick. The Company intends to incorporate this technology with its digital medical and legal information database.

              Also on October 10, 2002, the Company issued 6,000,000 shares of common stock and a note payable for $500,000 for all issued and outstanding shares of Paradigm Solutions Group, LLC. (Paradigm), a Delaware Limited Liability Company. Paradigm promotes the HEalthier Plan, a medical reimbursement plan designed to assist employers to make use of qualified IRS tax free medical reimbursement programs.

              On December 20, 2002, the Company issued 462,000 shares of common stock for all issued and outstanding shares of AskPhysicians.com, Inc. (APC) a Florida corporation. APC possesses a website where the public can ask questions of a physician and receive online advice.

              b.  Accounting Method

              The Company recognizes income and expenses on the accrual basis of accounting. The Company has chosen a fiscal year end of December 31.

                            FULLCIRCLE REGISTRY, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 1 -      SIGNIFICANT ACCOUNTING POLICIES (Continued)

              c.  Earnings (Loss) Per Share

              The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the consolidated financial statements. Common stock equivalents have not been included in the weighted average number of shares outstanding because of its anti-dilutive effects.

                                                                                          December 31,
                                                                            --------------------------------------
                                                                                  2002                  2001
                                                                          --------------------  ------------------
              Numerator - loss                                              $      (3,321,402)            (474,414)

              Denominator - weighted average
               of shares outstanding                                                15,022,714          12,000,000
                                                                            ------------------  ------------------
              Loss per share                                                $            (0.22) $            (0.04)
                                                                            ==================  ==================

              d.  Cash and Cash Equivalents

              The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

              e.  Provision for Income Taxes

              No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $4,465,000 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2020. No tax benefit will be recorded until the Company generates taxable income.

              Deferred tax assets and the valuation account is as follows at December 31, 2002 and 2001:

                                                                                          December 31,
                                                                            --------------------------------------
                                                                                    2002                2001
                                                                            ------------------  ------------------
              Deferred tax asset:

              NOL carryforward                                              $        1,518,000  $          389,100
              Valuation allowance                                                   (1,518,000)           (389,100)
                                                                            ------------------  ------------------

              Total                                                         $                -  $                -
                                                                            ==================  ==================

              f. Use of Estimates in the Preparation of Consolidated Financial Statements

              The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and expenses during the reporting period. In these Consolidated Financial Statements, assets, liabilities and expenses involve extensive reliance on management's estimates. Actual results could differ from those estimates.

                            FULLCIRCLE REGISTRY, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 1 -      SIGNIFICANT ACCOUNTING POLICIES (Continued)

              g.  Property and Equipment

              Expenditures for property and equipment and for renewals and betterments, which extend the originally estimated economic life of assets or convert the assets to a new use, are capitalized at cost. Expenditures for maintenance, repairs and other renewals of items are charged to expense. When items are disposed of, the cost and accumulated depreciations are eliminated from the accounts, and any gain or loss is included in the results of operations.

              The provision for depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the periods ended December 31, 2002 and 2001 is $102,794 and $86,928, respectively.

              h.  Principles of Consolidation

              For the year ended December 31, 2002, the consolidated financial statements include the books and records of FullCircle Registry, Inc., Electronic Luminescent Technologies, Inc., Spoken Data Technologies, Paradigm Solutions Group, LLC and AskPhysicians.com, Inc. All inter-company transactions and accounts have been eliminated in the consolidation. The financial statements for the year ended December 31, 2001, are unconsolidated.

NOTE 2 -      GOING CONCERN

              The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses negative working capital and is dependent upon raising capital to continue operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to expand the marketing of the Paradigm product and add value to the services by offering the other products of the Company such as vital digital medical and legal files.

NOTE 3 -      LONG-TERM LIABILITIES

              Long-term liabilities are detailed in the following schedules as of December 31, 2002 and 2001:

                                                                                    2002               2001
                                                                            ------------------  ------------------
              Convertible Bonds:
              Convertible bonds convertible for 1,401,600 shares
               of common stock, due March 2002, bears interest
               at 8.0% per annum                                            $                -  $          365,000
                                                                            ------------------  ------------------

              Notes Payable - Related Party:

              Note payable to a shareholder bears interest at
               16.7% per annum, principal and interest due
               March 2003                                                                    -             450,931



                            FULLCIRCLE REGISTRY, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 3 -      LONG-TERM LIABILITIES (Continued)

              Note payable to a shareholder, bears interest at
               7.0% per annum, principal and interest due
               July 2002                                                                80,000             230,000

              Note payable to  shareholders bears interest at
              7.0% per annum, principal and interest due
              December 2004                                                            500,000                   -

              Note payable to a shareholder bears interest at
              8.0% per annum principal and interest due on demand                       36,126                   -

              Notes payable -

              Note payable to an individual bears interest at
              8.0% per annum principal and interest due on demand                       34,000                   -

              Note payable to various individuals bears interest at
              7.0% per annum principal and interest due on demand                      161,258                   -

              Total Notes Payable                                                      811,384             680,931
                                                                            ------------------  ------------------

              Total Long-Term Liabilities:                                             811,384           1,045,931

              Less current portion:                                                   (311,384)           (595,000)
                                                                            -----------------  ------------------

              Net Long-Term Liabilities                                     $          500,000  $          450,931
                                                                            ==================  ==================

              Future minimum principal payments on notes payable are as follows:

                           2003                                                                 $         311,384
                           2004                                                                           500,000
                                                                                                -----------------
                           Total Long-Term Liabilities                                          $         811,384
                                                                                                =================

NOTE 4 -      LINE OF CREDIT

              In November 2000, the Company acquired a $35,000 unsecured line of credit from a bank at an interest rate of 5.75%. The balances due at December 31, 2002 and 2001 was $ -0- and $25,135, respectively.

NOTE 5 -      RELATED PARTY

              The Company entered into a lease agreement for office space with a major shareholder. The monthly lease payment is $3,003 and the lease expires in December 2004. Rent expense was approximately $ 40,781 and $24,000 for 2002 and 2001, respectively.

              The Company has a note payable due to a major shareholder in the amount of $ -0- and $450,931 as of December 31, 2002 and 2001, respectively [see Note 3].

                            FULLCIRCLE REGISTRY, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 5 -      RELATED PARTY (Continued)

              The Company has a note payable due to a major shareholder in the amount of $80,000 and $230,000 as of December 31, 2002 and December 31, 2001 [see Note 3].

              The Company has a note receivable due from a major shareholder in the amount of $0 and $20,000 as of December 31, 2002 and 2001. The
              note is non-interest bearing and is due upon demand.

              Prior to the acquisition by the Company, Paradigm signed a management agreement with a company under common ownership. Paradigm paid management fees to this related party of $134,000 post acquisition.

NOTE 6 -      COMMITMENTS AND CONTINGENCIES

              During 2002, the Company entered into a employment agreement with the CEO for monthly compensation of $100 per hour, month to month. Pursuant to his prior employment agreement, the CEO was awarded options which were exercised during 2002 into 414,000 shares of common stock. No addition options have been awarded as of December 31, 2002.

              The Company entered into a lease agreement for office space with a major shareholder [see Note 5.

              Future minimum operating lease payments are as follows:

                           2003                                                                            36,036
                           2004                                                                 $          36,036
                                                                                                ------------------

                           Total                                                                $          72,072
                                                                                                ==================

NOTE 7 -      GOODWILL/ACQUISITIONS

              The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 141 (SFAS 141), "Business Combinations" and No. 142 (SFAS 142), "Goodwill and Other Intangible Assets", which establishes new standards for the treatment of goodwill and other intangible assets. SFAS 142 prescribes that amortization of goodwill will cease as of the adoption date (January 1, 2002). Additionally, the Company will be required to perform an impairment test on goodwill and other intangible assets annually, and whenever events and circumstances occur that might affect the carrying value of such assets. The Company has performed an internal impairment test of goodwill and has recorded impairments as described below.

              In July of 2002, the Company issued 75,000 shares of common stock valued at $117,750 to acquire 100% of the shares of Electronic Luminescent Technologies, Inc. ("ELTI") a Florida Corporation. As such, ELTI became a wholly owned subsidiary of the Company. This transaction was accounted for on the purchase method of accounting using generally accepted accounting principles. Goodwill was not recorded in this transaction and the asset was subsequently exchange for 1,000,000 shares of GloTech stock. (see investments available-for-sale. There were no operations of this subsidiary during 2002.

                            FULLCIRCLE REGISTRY, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001


 NOTE 7 -     GOODWILL/ACQUISITIONS (Continued)

              On October 10, 2002, the Company issued 210,000 shares of common stock valued at $140,700, for all issued and outstanding stock of Spoken Data Technologies, a Florida corporation (SDT) As such, SDT became a wholly owned subsidiary of the Company. This transaction was accounted for on the purchase method of accounting using generally accepted accounting principles. Goodwill was not recorded in this transaction as the software assets acquired were valued at the market price of the stock issued. There were no operations of this subsidiary during 2002.

              On October 10, 2002, the Company issued 6,000,000 shares of common stock valued at $4,020,000, and a note payable for $500,000 for all issued and outstanding shares of Paradigm Solutions Group, LLC. (Paradigm), a Delaware Limited Liability Company. As such, Paradigm became a wholly owned subsidiary of the Company. This transaction was accounted for on the purchase method of accounting using generally accepted accounting principles. Goodwill was recorded of $4,296,608 upon acquisition, and has been deemed by management to not be impaired as of December 31, 2002. The operations of this subsidiary have been included in the consolidated financial statements of the Company from the date of the acquisition.

              On December 20, 2002, the Company issued 462,000 shares of common stock valued at $471,240, for all issued and outstanding shares of AskPhysicians.com, Inc. (APC) a Florida corporation. As such, APC became a wholly owned subsidiary of the Company. This transaction was accounted for on the purchase method of accounting using generally accepted accounting principles. Goodwill was recorded of $468,110 upon acquisition, and has been deemed by management to be impaired as of December 31, 2002 by $300,000. The operations of this subsidiary have been included in the consolidated financial statements of the Company from the date of the acquisition.

              Goodwill consists of the following at December 31, 2002:

                           Paradigm                                         $4,296,608
                           APC                                                 468,110

                           Total                                             4,764,718
                           Less impairment of APC                            ( 300,000)
                                                                            -----------

                           Total Goodwill at December 31, 2002              $4,464,718
                                                                            ===========

                            FULLCIRCLE REGISTRY, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001


NOTE 8 -      INVESTMENTS AVAILABLE-FOR-SALE

              Management determines the appropriate classification of marketable equity security investments at the time of purchase and reevaluates such designation as of as of each balance sheet date. Unrestricted marketable equity securities have been classified as available for sale. Available for sale securities are carried at fair market value, with unrealized gains and losses, net of tax, reported as a net amount in accumulated comprehensive income. Realized gains and losses and declines in value judged to be other than temporary on available for sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available for sale are included in investment income.

              At December 31, 2002, the Company owns restricted shares of common stock of a public company. Investments in securities are summarized as follows at December 31, 2002:


                                                               Unrealized         Realized              Fair
                                                   Cost            Gain/(Loss)   Gain/(Loss)           Value
                                             ----------------      -----------   -----------      ----------------
               Available-for-sale
                securities
               December 31, 2002             $        117,750  $           -0-   $           -0-  $        117,750
                                             ================  ===============   ===============  ================

NOTE 9 -       PRODUCT DEVELOPMENT/ OPERATING RIGHTS

               Paradigm incurred various legal and administrative costs associated with the HEalthier Plan development. These costs will be amortized beginning in 2003 on a straight line basis over 5 years. Product Development consists of the following at December 31, 2002:

               Product Development/Operating Rights                   $354,063

               Accumulated Amortization                                     -0-
                                                                 ---------------

               Total Product Development at December 31, 2002         $354,063
                                                                 ===============

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              FULLCIRCLE REGISTRY, INC.

         Dated: April 14, 2003                                /s/ Steven A. Whitten
                                                              Steven A. Whitten,
                                                              Chief Executive Officer and Director

         Dated: April 14, 2003                                /s/ Trent Oakley
                                                              Trent Oakley,
                                                              Principal Financial Officer and Director

         Dated: April 14, 2003                                /s/ W. Garriott Baker
                                                              W. Garriott Baker,
                                                              President and Director

         Dated: April 14, 2003                                /s/ David E. Allen
                                                              David E. Allen,
                                                              Director

         Dated: April 14, 2003                                /s/ Isaac M. Boutwell
                                                              Isaac M. Boutwell,
                                                              Director

         Dated: April 14, 2003                                /s/ John M. Briungton
                                                              John M. Briungton,
                                                              Director

         Dated: April 14, 2003                                /s/ Myron Feinberg
                                                              Myron Feinberg,
                                                              Director

         Dated: April 14, 2003                                /s/ Christopher E. Rhodes
                                                              Christopher E. Rhodes,
                                                              Director

         Dated: April 14, 2003                                /s/ J. Matthew Skiles
                                                              J. Matthew Skiles,
                                                              Director

         Dated: April 14, 2003                                /s/ Janice Whelan
                                                              Janice Whelan,
                                                              Director

         Dated: April 14, 2003                                /s/ Toby G. Wolcott
                                                              Toby G. Wolcott,
                                                              Director

                                                   CERTIFICATION

     I, Steven A. Whitten, CEO, certify that:

     1. I have reviewed this annual report on Form 10-KSB of FullCircle Registry, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 14, 2003

/s/ Steven A. Whitten
Chief Executive Officer

                                  CERTIFICATION

     I, Trent Oakley, Principal Financial Officer, certify that:

     1. I have reviewed this annual report on Form 10-KSB of FullCircle Registry, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 14, 2003

/s/ Trent Oakley
Principal Financial Officer