Form 10QSB
period 2003-03-31
FULLCIRCLE REGISTRY INC
filed 2003-05-20
CIK 1127993

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
  -----------------------------------------------------------------------------
                                   FORM 10-QSB

                Quarterly report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
  -----------------------------------------------------------------------------
                        For Quarter Ended: March 31, 2003

                          Commission File No. 333-51918

                            FULLCIRCLE REGISTRY, INC.
        (Exact name of small business issuer as specified in its charter)
  -----------------------------------------------------------------------------
                   Nevada                         87-0653761
           (State of Incorporation)    (IRS Employer Identification No.)

                            500 West Jefferson Street
                                 2310 PNC Plaza
                           Louisville, Kentucky 40202
                     (Address of principal executive office)
                                   (Zip code)

                                 (502) 540-5112
                 Issuer's telephone number, including area code
  -----------------------------------------------------------------------------

         Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes         X             No
                                             ---------           ----------
         As of May 16, 2003, there were issued and outstanding 23,764,211 shares of Common Stock, $.001 par value per share.

             Transitional Small Business Disclosure Format

                                     Yes                       No    X
                                            ---------            ----------

                            FULLCIRCLE REGISTRY, INC.

                                      INDEX
                                      -----

                                                                                                        PAGE
                                                                                                       NUMBER
                                                                                                     ----------

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Condensed consolidated financial statements
                  (unaudited)

         Balance sheet as of March 31, 2003                                                               3

         Statements of operations for the nine months
                  ending March 31                                                                         4

         Statements of operations for the three months
                  ending March 31                                                                         4

         Statements of cash flows                                                                         5

         Notes to financial statements                                                                    6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                              7

Item 3.   Controls and Procedures                                                                         7

PART II.  OTHER INFORMATION                                                                               11
          ----------------

SIGNATURES                                                                                                12


                   FullCircle Registry, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                     ASSETS
                                                       March 31,   December 31,
                                                        2003           2002
                                                     (Unaudited)

CURRENT ASSETS:
  Cash .......................................     $      --        $       709
  Accounts receivable ........................          63,433            2,005
  Commission advances ........................          94,567           94,567
                                                   -------------    ------------
      Total Current Assets ...................         158,000           97,281
                                                   -------------    ------------
PROPERTY AND EQUIPMENT:
   Computers and equipment ...................          62,596           62,596
   Office furniture and fixtures .............          10,153           10,153
   Software ..................................         390,946          390,796
                                                   -------------    ------------
                                                       463,695          463,545
                                                   -------------    ------------
Less:
   Accumulated depreciaton - software ........        (208,433)        (180,898)
   Accumulated depreciaton ...................         (32,445)         (28,945)
                                                   -------------    ------------
      Total Property and Equipment ...........         222,817          253,702
                                                   -------------    ------------
OTHER ASSETS:
   Investments available for sale ............         117,750          117,750
   Product development/operating rights ......         354,063          354,063
   Goodwill ..................................       4,464,718        4,464,718
   Deposits ..................................           1,550            1,000
                                                   -------------    ------------
      Total Other Assets .....................       4,938,081        4,937,531
                                                   -------------    ------------
     TOTAL ASSETS ............................     $ 5,318,898      $ 5,288,514
                                                   =============    ============

                            FullCircle Registry, Inc.
                           Consolidated Balance Sheets

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        March 31,    December 31,
                                                                          2003            2002
                                                                      (Unaudited)
                                                                     ------------   ------------

CURRENT LIABILITIES:
   Bank overdraft ................................................   $    31,333    $      --
   Accounts payable ..............................................       406,873        272,133
   Accounts payable - related party ..............................        98,744        106,798
   Accrued expenses ..............................................       137,515        106,187
   Deferred revenues .............................................          --           14,863
   Current protion of long-term liabilities ......................       460,343        311,384
                                                                     ------------   ------------
      Total Current Liabilities ..................................     1,134,808        811,365
                                                                     ------------   ------------
LONG-TERM LIABILITIES:
   Notes payable .................................................       342,717        195,258
   Notes payable-related party ...................................       458,326        616,126
   Convertible Debentures.........................................       159,300           --
   Less: current portion of long-term liabilities ................      (460,343)      (311,384)
                                                                     ------------   ------------
      Total Long Term Liabilities ................................       500,000        500,000
                                                                     ------------   ------------
     Total Liabilities ...........................................     1,634,808      1,311,365
                                                                     ------------   ------------
STOCKHOLDERS' EQUITY:
  Preferred stock, authorized 5,000,000 shares of $.001 par value,
    issued and outstanding 210,750 and 0 shares, respectively ....           211            211
  Common Stock, authorized 50,000,000 shares of $.001 par value,
    issued and outstanding 22,577,696 shares .....................        22,578         22,578
  Additional paid in capital .....................................     8,420,213      8,420,213
  Retained earnings (deficit) ....................................    (4,758,912)    (4,465,853)
                                                                     ------------   ------------
      Total Stockholders' Equity .................................     3,684,090      3,977,149
                                                                     ------------   ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................   $ 5,318,898    $ 5,288,514
                                                                     ============   ============

                            FullCircle Registry, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                 For the three
                                                  months ended
                                                    March 31,
                                            2003            2002

Revenues ..........................   $    244,886    $      3,211

Cost of sales .....................         84,593             449
                                      -------------   -------------
Gross Profit ......................        160,293           2,762

Operating Expenses
  Selling, general & administrative        432,789         109,895
                                      -------------   -------------
    Total Operating Expenses ......        432,789         109,895
                                      -------------   -------------
Operating Income (Loss) ...........       (272,496)       (107,133)
                                      -------------   -------------
Other Income (Expense)
   Interest expense ...............        (20,563)        (28,618)
                                      -------------   -------------
    Total Other Income (Expense) ..        (20,563)        (28,618)
                                      -------------   -------------
Net Income (Loss) .................   $   (293,059)   $   (135,751)
                                      =============   =============
Net Income (Loss) Per Share .......   $      (0.01)   $      (0.01)
                                      =============   =============
Weighted Average Shares Outstanding     22,577,696      12,000,000
                                      =============   =============

                            FullCircle Registry, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                   For the three months ended
                                                             March 31,
                                                     -----------------------

                                                        2003         2002
                                                     ---------    ---------

Cash Flows from Operating Activities

  Net Income (Loss) ..............................   $(293,059)   $(135,751)
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operations:
     Depreciation & amortization .................      31,035       15,909
  Change in Assets and Liabilities
     (Increase) decrease in accounts receivable ..     (61,428)        --
     Increase (decrease) in bank overdraft .......      31,333         --
     Increase (decrease) in accounts payable .....     126,686      (31,181)
     Increase (decrease) in deferred revenues ....     (14,863)        --
     Increase (decrease) in accrued expenses .....      31,178       21,971
                                                     ---------    ---------

  Net Cash Provided(Used) by Operating Activities     (149,118)    (129,052)
                                                     ---------    ---------

Cash Flows from Investing Activities
  Proceeds from notes receivable .................        --         20,000
  Payments for equipment .........................        --         (1,699)
  Payments for deposits ..........................        (550)        --
                                                     ---------    ---------

  Net Cash Provided (Used) by Investing Activities        (550)      18,301
                                                     ---------    ---------

Cash Flows from Financing Activities
  Proceeds from notes payable and Convertible
    Debentures....................................     180,159      109,900
  Proceeds from line of credit ...................        --          9,865
  Payments for notes payable .....................     (31,200)        --
                                                     ---------    ---------

  Net Cash Provided(Used) by Financing Activities      148,959      119,765
                                                     ---------    ---------

Increase (Decrease) in Cash ......................        (709)       9,014
                                                     ---------    ---------

Cash and Cash Equivalents at Beginning of Period .         709        3,251
                                                     ---------    ---------

Cash and Cash Equivalents at End of Period .......   $    --      $  12,265
                                                     =========    =========

Cash Paid For:
  Interest .......................................   $   1,563    $   8,618
                                                     =========    =========
  Income Taxes ...................................   $    --      $    --
                                                     =========    =========


                            FullCircle Registry, Inc.
                          Notes to Financial Statements
                                 March 31, 2003

GENERAL

FullCircle Registry, Inc. the Company has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2002.

UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

CONVERTIBLE DEBENTURES

On February 12, 2003, the Company entered into an agreement for the sale of $600,000 in convertible debentures, which includes nine warrants to purchase an aggregate 1,800,000 shares of the Company's common stock. The warrants expire in seven years. The debentures bear interest at 12%, mature on February 12, 2004 and are convertible at the investor's option of the lower of $0.75 or 50% of the average of the three lowest intra-day trading prices for the common stock on a principal market for twenty trading days before but not including the conversion date.

SUBSEQUENT EVENTS

During May 2003, the Company's Board of Directors authorized the issuance of 6,874,645 shares of common stock to settle debts and notes payable of approximately $750,736.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

         The following discussion of our financial condition and results of our operations should be read in conjunction with the Financial Statements and Notes thereto. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in the our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

Overview

         FullCircle Registry, Inc. ("FullCircle Registry" or the "Company") was incorporated on June 7, 2000 under the laws of the State of Nevada under the name Excel Publishing, Inc. for the purpose of publishing and marketing a weekly investment newsletter. On April 10, 2002, the Company entered into a Plan and Agreement of Reorganization with FullCircle Registry, Inc., a Delaware corporation, which became effective on April 17, 2002. On April 17, 2002, we filed an Amendment to the Articles of Incorporation with the State of Nevada, changing our name from Excel Publishing, Inc. to FullCircle Registry, Inc.

         On October 10, 2002, we entered into a Plan and Agreement of Reorganization with Paradigm Solutions Group, LLC, a Delaware limited liability company, which became effective on October 25, 2002. The Plan and Agreement of Reorganization provided for a share exchange in which we offered shareholders of Paradigm Solutions Group 6,000,000 shares of our common stock in exchange for the 3,000 issued and outstanding shares of Paradigm Solutions Group common stock. The shares were offered by us in reliance upon the exemption from registration provided by Rule 506 of Regulation D. The Plan and Agreement of Reorganization provided further that, after we had acquired all of the outstanding stock of Paradigm Solutions Group, we would effect a merger of Paradigm Solutions Group into our Company.

         In December 2002, we acquired AskPhysicians.com, Inc, a Florida corporation. AskPhysicians.com operates a website whereby visitors can get basic medical health information and, for a nominal fee, pose questions to board-certified physicians. While this service does not replace traditional medical care, it offers an efficient way to inform consumers of treatment options. Most health care insurers provide nurse "hotlines", while AskPhysicians.com provides Internet access directly to board certified physicians.

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

         FullCircle Registry is a technology-based company that provides emergency document and information management to consumers. Through the use of coded customer IDs and personal identification numbers, our system is designed to allow members and medical personnel to quickly obtain critical information about our customers' special medical needs, wishes (living wills, do not resuscitate orders, etc.) and emergency contact information. Additionally, through our BrightStar Photo ID Kit, we provide critical child photo and identification information for missing or abducted persons. Through our subsidiary, Paradigm Solutions Group, LLC, we offer a model for employer-sponsored medical expense reimbursement plans, together with administrative support services for the implementation, maintenance and reporting of those plans.

Results of Operations

Results of Operations - Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002.

Revenues

         Aggregated revenues generated during the three months ended March 31, 2003 were $244,886, as compared to $3,211 for the three months ended March 31, 2002. This increase is due to the acquisition of Paradigm Solutions Group, which had an existing client base of employers utilizing its health reimbursement model. Actual sales revenues from Paradigm were less than anticipated at the time of the acquisition. During the first quarter of 2003, Paradigm had to renew its clients, all of which are on a calendar year basis, while simultaneously integrating it operations into FullCircle's. As a result, sales lagged during the first part of the quarter, but increased as the quarter drew to a close. Sales continue to accelerate into the second quarter.

         FullCircle Registry membership sales were static during 2002 and into the first quarter of 2003. Although numerous organizations and affinity groups embraced and endorsed FullCircle's services as valuable, even essential, for their members, market penetration on a voluntary purchase basis did not yield the results anticipated. Consequently, a dramatic shift in the marketing strategy was implemented. The bundling of memberships in consumer-driven products, as with Paradigm Solutions' health reimbursement plan, is already proving successful. Several other resale agreements with outside organizations using a variety of sales strategies have been consummated over the last few months.

Operating Expenses

         Aggregated operating expenses for the three months ended March 31, 2003 were $432,789, as compared to $109,895 for the three months ended March 31, 2002. The increase in operating expenses is due to the acquisition of Paradigm Solutions Group and AskPhysicians.com. FullCircle, Paradigm and AskPhysicians.com are all heavily dependent upon computer hardware, software and database development, as well as Internet connectivity. Significant duplications in costs associated with information technology existed among the three companies. Considerable consolidation of these expenses has been accomplished already and is ongoing. Duplicative jobs and non-essential personnel have also been addressed. The results of significant reductions in salary and operating expenses should be reflected in the short-term. In addition, many functions, previously performed in-house, are being outsourced and tied directly to revenue wherever possible. Finally, new management is closely examining the cost of sales to increase operating margins without sacrificing product or service quality.

Net Income and Earnings Per Share

         The net loss from operating activities for the three months ended March 31, 2003 was $293,059, as compared to $135,751. This increase is primarily attributable to three factors. First, FullCircle Registry fully executed its initial business plan after becoming public in April 2002, incurring additional fixed and variable operating expenses after the first quarter of 2002. Second, additional overhead was assumed upon the acquisition of AskPhysicians.com and Paradigm Solutions Group. Third, additional professional fees were incurred. Some legal fees were nonrecurring, such as those charged to facilitate the acquisition of Paradigm Solutions Group and to obtain a legal opinion for the Paradigm health reimbursement model. Other fees for legal, accounting and auditing services are recurring. Steps are being taken to consolidate accounting services for FullCircle Registry and its subsidiaries. Rather than continuing to incur legal fees on an per hour or per project basis, fees for ongoing compliance have been placed under a fixed retainer to the extent possible.

         No dividends have been declared or paid by FullCircle Registry, Inc. to date.

Liquidity and Capital Resources

         In July 2002, escrow closed for a private placement, generating $1,000,000. Once this capital was used to pay pre-public investors, a modest amount was left for operations. Working capital was fully depleted and substantial operating debt had been incurred by year-end 2002. $600,000 gross funding in increments of $200,000 each. Funding received under this arrangement was reduced by legal fees and closing costs. On February 12, 2003, we entered into a Securities Purchase Agreement with private investors for the sale of (i) $600,000 in convertible debentures and (ii) warrants to buy 1,800,000 shares of our common stock. We received $200,000 on February 12, 2003, April 28, 2003 and April 29, 2003. The debentures bear interest at 12%, mature one year from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of:

        o        $0.75; or
        o 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date.

         The full principal amount of the convertible debentures are due upon default under the terms of convertible debentures. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights with respect to the shares underlying the debentures and warrants.

         The warrants are exercisable until seven years from the date of issuance at a purchase price of $0.75 per share. In addition, the exercise price of the warrants will be adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of the warrant.

         The initial $200,000 was depleted quickly by the payment of past and current operating expenses, in general, and professional fees, in particular. New management was recruited in March 2003 to defray expenses, increase revenues, augment operating margins, and reduce operating and investor debt. The board of directors was expanded and reconfigured in April 2003. New management is in the process of negotiating the payment of debt in stock and reduced cash settlements wherever possible, while retaining enough cash to sustain operations.

         If we need to obtain additional capital, no assurance can be given that we will be able to obtain this capital on acceptable terms, if at all. In such an event, this may have a materially adverse effect on our business, operating results and financial condition. If the need arises, we may offer a private placement or attempt to obtain funding through the use of various types of short term funding, loans or working capital financing arrangements from financial institutions.

         Revenue from operations is now increasing more predictably. New lines of business, supportable by our core competencies, are being established to minimize reliance upon any one sales channel. Reseller agreements for FullCircle Registry memberships have been, and are being, established. Closure of large accounts we are currently pursuing cannot be relied upon, but could significantly increase income from operations.

         Because we have historically entered into short-term contracts with customers, non-renewal of existing clients or the failure to sustain sales could negatively impact our short- and long-term liquidity.

         Although recent procedural guidance from the Internal Revenue Service is favorable to the viability of Paradigm Solutions' health reimbursement model, future compliance and administrative requirements could result in decreased margins and either the temporary or permanent cessation of sales in that line of business. The sale of the health reimbursement plan by Paradigm Solutions is currently our primary source of revenue. A decrease or suspension in sales of the plan could have a material impact on our revenue and would affect our liquidity.

         Our material funding requirements include the liquidation of our investor and operating debt; salaries; the maintenance of our office lease, emergency data retrieval services, websites and computer support services; professional fees; and office equipment.

Research and Development

         The database used to support our FullCircle data storage and retrieval services is fully functional, but will require upgrades before year-end at a cost of up to $17,500.

         When FullCircle Registry, Inc. acquired Paradigm Solutions Group, we assumed an account payable by Paradigm of $500,000 for the development of its proprietary software to support the implementation and maintenance of its heath reimbursement model. Our board has approved and the debt-holder has agreed to accept stock in lieu of cash, but absolution of this debt will not be reflected in our financial statements until the second quarter of 2003.

         FullCircle Registry owns Spoken Data technology, which can be used by FullCircle Registry members and Paradigm Solutions health reimbursement participants, as well as purchasers of other lines of business currently being executed. It is not anticipated that we will expend any funds to implement Spoken Data technology to enhance consumer value in the near term.

         Website changes and enhancements are necessary for FullCircle's and Paradigm's websites in the short-term. The full array of member services need to be included on the FullCircle Registry site. In addition, the investor relations section needs to be updated. Recent IRS clarification of procedural matters pertaining to Paradigm's health reimbursement model require modification to both the consumer and sales representative portions of the Paradigm Solutions website. Updated sales and administrative materials must be created to effect these changes. The necessity of the modifications to these websites is immediate.

         Additional recruitment and credentialing of board certified physicians is desirable to make AskPhysicians.com more robust. When sold as a bundled service, AskPhysicians.com generates a fee each time it is utilized by a FullCircle Registry member. It is now being sold as a stand-alone service to generate site access fees, as well. The goal is to utilize the revenue streams it generates, or, if necessary, revenues from other lines of business, to develop the site over time. Capital is not expected to be spent on this website.

Item 3.  Controls and Procedures

         As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's new management, including the Principal Executive Officer and the Principal Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31,

2003, but that additional controls were desirable. At the April 2003 meeting, the board was expanded to eleven seated directors, and both a Compensation Oversight Committee and an Audit Oversight Committee, consisting of three directors each were established. No officers of the Company are members of either committee. At the May 2003 meeting of the board of directors, management recommended, and the board unanimously approved, signatory limits for expenditures of funds to any one person or entity within any given thirty day period (for everything but salaries, commissions, existing contractual vendor commitments, and emergencies during which there is not enough time to secure board approval to maintain core services) to $5,000 for one signature of a Vice President or above, $10,000 for two signatures of Vice Presidents or above, and board approval for amounts above $10,000. The Company believes that these additional controls now adequately address any problems or deficiencies that may have existed.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

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

Item 2.  Changes in Securities And Use of Proceeds

         On February 12, 2003, we entered into a Securities Purchase Agreement with private investors for the sale of (i) $600,000 in convertible debentures and (ii) warrants to buy 1,800,000 shares of our common stock. The investors provided us with the funds as follows:

        o        $200,000 was disbursed on February 12, 2003;

        o        $200,000 was disbursed on April 28, 2003; and

        o        $200,000 was disbursed on April 29, 2003.

         The debentures bear interest at 12%, mature one year from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of:

        o        $0.75; or
        o 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date.

         The full principal amount of the convertible debentures are due upon default under the terms of convertible debentures. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights with respect to the shares underlying the debentures and warrants.

         The warrants are exercisable until seven years from the date of issuance at a purchase price of $0.75 per share. In addition, the exercise price of the warrants will be adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of the warrant.

         On February 25, 2003, the Company issued to one entity consultant of the Company as consideration for consulting services 120,000 shares of its common stock . The shares were issued in a transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

         During the May 2003 meeting of the FullCircle Registry, Inc.'s board of directors, the board unanimously approved resolutions authorizing the issuance of common stock under a Stock Incentive Plan for employees, directors and independent contractors. The Company intends to file a Registration Statement on Form S-8 to register those shares in the near future..

         Also, during the May 2003 regular meeting of the FullCircle Registry, Inc. board of directors, the board unanimously approved common stock with registration rights as settlement in full of certain debts and notes payable totaling $750,736, for a total issuance of 6,874,645 shares of common stock. The most significant portion of the stock authorized, 5,665,030 shares, was common stock with a one-year lock-out letter for the settlement of $565,503 payable to Superior Solutions Group, LLC for principal and interest due on $500,000 for the development of Paradigm Solution Group's proprietary software to support its health reimbursement model. Debt-holders of $61,250, for a proposed issuance of 338,712 shares, have not yet accepted the Company's offer of stock in lieu of the debts owed. None of the shares of stock that have been authorized in exchange for debts and notes payable have been issued..

         Under an arrangement whereby FullCircle Registry, Inc. received $200,000 in gross funding in February 2003 and another $400,000 in April 2003, which is secured by convertible debentures, certain holders exercised a portion of their conversion privilege on April 25, 2003 for repayment of the principal sum of $28,500 plus interest, resulting in the issuance of 258,181 in free-trading common stock, and on May 1, 2003 for $73,500 plus interest, resulting in the issuance of 996,679 share of free-trading common stock.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

            99.1 Certification by Steven A. Whitten, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            99.2 Certification by Trent Oakley, Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports

                  None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FULLCIRCLE REGISTRY, INC.


                                         By: /s/ Steven A. Whitten
                                              Steven A. Whitten,
                                              Chief Executive Officer and
                                              Director

                                         By: /s/ Trent Oakley
                                              Trent Oakley, Principal Financial
                                              Officer and Director


Dated: May 20, 2003

                                  CERTIFICATION

          I, Steven A. Whitten, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of FullCircle Registry, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 20, 2003

/s/ Steven A. Whitten
Name: Steven A. Whitten
Title: Chief Executive Officer and Director

                                  CERTIFICATION

          I, Trent Oakley, Principal Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of FullCircle Registry, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 20, 2003

/s/ Trent Oakley
Name: Trent Oakley
Title: Principal Financial Officer, Executive Vice President, and Director