Form 10QSB
period 2003-06-30
FULLCIRCLE REGISTRY INC
filed 2003-08-19
CIK 1127993

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
  -----------------------------------------------------------------------------
                                   FORM 10-QSB

                Quarterly report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
  -----------------------------------------------------------------------------
                        For Quarter Ended: June 30, 2003

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

                  Yes         X             No
                         ---------                ----------

     As of August 15, 2003, there were issued and outstanding 41,058,948 shares of Common Stock, $.001 par value per share.

             Transitional Small Business Disclosure Format

                     Yes                       No        X
                            ---------                ----------

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements of FullCircle Registry, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. All adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations, have been included. Operating results for the three months and six months ended June 30, 2003 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.


                            FULLCIRCLE REGISTRY, INC.

                                      INDEX
                                      -----

                                                                                               PAGE
                                                                                               NUMBER

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Condensed consolidated financial statements
                  (unaudited)

         Balance sheets as of June 30, 2003                                                               3

         Statements of operations for the three months
                  ending June 30                                                                          5

         Statements of operations for the six months
                  ending June 30                                                                          5

         Statements of cash flows                                                                         6

         Notes to financial statements                                                                    7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                              9

Item 3.   Controls and Procedures                                                                        13

PART II.  OTHER INFORMATION                                                                              14
          ----------------

SIGNATURES                                                                                               16

F/S Final Financial Statements to be inserted upon edgarizing

                   FullCircle Registry, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                  June 30, 2003


GENERAL

         FullCircle Registry, Inc., the Company, has elected to omit substantially all footnotes to the consolidated financial statements for the six months ended June 30, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2002.

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

CONVERTIBLE DEBENTURES

         On February 12, 2003, the Company entered into an agreement for the sale of $600,000 in convertible debentures, which includes 9 warrants to purchase 1,800,000 shares of the Company's common stock. The warrants expire in 7 years. The debentures bear interest at 12%, mature on February 12, 2004 and are convertible at the investor's option of the lower of $0.75 or 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for 20 trading days before but not including the conversion date.

COMMON STOCK TRANSACTIONS

         During April 2003, the Company issued 65,000 shares of common stock for notes payable and interest of $23,220.

         During April 2003, the Company issued 294,108 shares of common stock for convertible debentures and interest of $33,234.

         During May 2003, the Company issued 2,470,936 shares of common stock for convertible debentures and interest of $113,920.

         During May 2003, the Company issued 1,102,801 shares of common stock for notes payable and interest of $180,583.

         During May 2003, the Company issued 220,279 shares of common stock for services valued at $38,000.

                   FullCircle Registry, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 June 30, 2003


COMMON STOCK TRANSACTIONS (CONTINUED)

         During June 2003, the Company issued 1,491,990 shares of common stock for convertible debentures and interest of $52,479.

         During June 2003, the Company issued 666,621 shares of common stock for services valued at $82,921.

       During June 2003, the Board of Directors and shareholders approved an increase in the number of authorized shares of common stock to 200,000,000.

SUBSEQUENT EVENTS

         On July 30, 2003, the Company entered into a stock sale agreement whereby the Company sold its wholly-owned subsidiary, Paradigm Solutions Group, LLC (Paradigm). Pursuant to the stock sale agreement, the 6,000,000 shares of common stock originally issued for the acquisition of Paradigm were returned to the Company. As of July 30, 2003, all of the existing agreements and outstanding debts between the Company, Paradigm, Superior Solutions Group, Inc. and related parties were canceled. The cancellation of debt includes a $500,000 notes payable reported in these financial statements.

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

         On July 30, 2003, we entered into a Stock Purchase Agreement with WPCJ Enterprises Inc., William Crouse, Carmelo Zanfei and Christopher Rhodes. Under the terms of the Stock Purchase Agreement, we sold all of the issued and outstanding shares of Paradigm Solutions Group, LLC, a wholly-owned subsidiary, including all its assets and liabilities, to WPCJ Enterprises Inc., William Crouse, Carmelo Zanfei and Christopher Rhodes, in exchange for the return of the 6,000,000 shares we issued to acquire Paradigm Solutions Group, LLC. As part of this transaction, we also paid $40,000 in exchange for the waiver of all debts currently and past due and royalties due in the future and the termination of all contracts with Superior Solutions Group, LLC, Superior Solutions Group, Inc. and Paradigm Solutions Group, LLC.

         FullCircle Registry is a technology-based company that provides emergency document and information management to consumers. Through the use of coded customer IDs and personal identification numbers, our system is designed to allow members and medical personnel to quickly obtain critical information about our customers' special medical needs, wishes (living wills, do not resuscitate orders, etc.) and emergency contact information. Additionally, through our BrightStar Photo ID Kit, we provide critical child photo and identification information for missing or abducted persons. We also offer a model for employer-sponsored medical expense reimbursement plans, together with administrative support services for the implementation, maintenance and reporting of those plans.

Results of Operations

         New management assumed responsibility for operations on March 28, 2003 to increase stockholder equity by increasing revenues, defraying operating expenses, decreasing vendor payables, and reducing investor debt.

Results for the Six-month and Three-month Periods Ending June 30, 2003 Compared to the Same Six-month and Three-month Periods Ending June 30, 2002.

            For the three months ended June 30, 2002, the Company had revenues and a gross profit of $1,801. General Administrative and operating expenses for the same period were $790,453, resulting in an operating loss of $788,652. The Company had additional interest expenses of $37,078. As a result, the Company realized a net loss of $825,730 for the three months ended June 30, 2002.

            For the three months ended June 30, 2003, the Company had revenues of $198,098. The cost of sales was $80,947, yielding a gross profit of $117,152. General administrative and operating expenses totaled $674,510, and interest expenses were $11,454 for the same period. As a result, the Company realized a net loss of $568,785 for the three months ended June 30, 2003.

            This represents a 10,999% increase in revenues, a 17% decrease in operating expenses, and a 29% reduction in operating losses for the three-month period ending June 30, 2003, compared to the three-month period ending June 30, 2002.

            For the six months ended June 30, 2002, the Company had revenues of $5,012. Operating expenses for the same period were $1,244,309 and interest expenses were $74,156. As a result, the Company realized a net loss of $1,314,584 for the six months ended June 30, 2002.

            For the six months ended June 30, 2003, the Company had revenues of $442,985 with cost of sales of $165,540, resulting in gross profit of $277,445. General administrative and operating expenses for the same period were $1,107,299 and interest expenses were $32,017. As a result, the Company had a net loss of $861,844 for the six months ended June 30, 2003.

            This represents a 8,838% increase in revenues, a 12% decrease in operating expenses, and a 33% reduction in operating losses for the three-month period ending June 30, 2003, compared to the three-month period ending June 30, 2002.

         The increase in revenue experienced during the first and second quarters of 2003 is from clients utilizing our medical care expense reimbursement model on a fee-for-service basis. Although we recently sold Paradigm, we continue to sell medical care reimbursement arrangements to employers of all sizes.

Earnings Per Share

         FullCircle has not declared or paid dividends to date. However, the net loss per share decreased from ($0.06) during the second quarter of 2002 to ($0.02) for the second quarter 2003.

Liquidity and Capital Resources

         Net cash provided by financing activities was $468,348 during the six-month period ended June 30, 2003 and was primarily related to proceeds of $477,900 from convertible debentures. We also received $59,696 from notes payable. During the three months ended June 30, 2003, we issued 1,167,801 shares of common stock to settle notes payable and related interest of $203,803. We also issued 4,257,034 shares of common stock for the conversion of debentures and related interest of $199,633. We are continuing to decrease our notes payable and convertible debentures through the issuance of common stock. Through negotiations, we have been able to reduce the amount of interest payable on these notes and debentures.

         On February 12, 2003, we entered into a Securities Purchase Agreement with private investors for the sale of (i) $600,000 in convertible debentures and (ii) warrants to buy 1,800,000 shares of our common stock. We received $200,000 on February 12, 2003, April 28, 2003 and April 29, 2003, respectively, for a total of $600,000. The debentures bear interest at 12%, mature one year from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of:

o        $0.75; or
o 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date.

         The full principal amount of the convertible debentures are due upon default under the terms of convertible debentures. The securities purchase agreement granted the investors a security interest in substantially all of our assets, intellectual property and registration rights with respect to the shares underlying the debentures and warrants.

         The warrants are exercisable until seven years from the date of issuance at a purchase price of. In addition, the exercise price of the warrants will be adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of the warrant.

         When FullCircle acquired Paradigm Solutions Group, LLC, on October 10, 2002, it assumed a $500,000 vendor debt. On July 31, 2003, FullCircle eliminated this $500,000 debt, along with all of the assets and liabilities of Paradigm, when it sold Paradigm to WPCJ Enterprises, Inc. These transactions will be reflected in our next quarterly financials.

         We previously indicated that we believed that the second quarter financial statements would reflect the resolution of the $500,000 amount payable with shares of stock that had been authorized by our board of directors. However, when the $500,000 debt was eliminated concurrent with the sale of Paradigm, the issuance of stock to settle this debt was unnecessary.

         On August 6, 2003, we entered into a stock purchase agreement with a private investor for the sale of 3,750,000 shares of our common stock, at a price of $0.04 a share, in exchange for $150,000.

        Our material funding requirements include operating debt, salaries, professional fees, and the maintenance of our office and equipment leases. and. IT projects requiring capitalization include: (1) the maintenance of our emergency data retrieval services; (2) the implementation of data-to-voice technology developed by our subsidiary, Spoken Data; (3) enhancements to the FullCircle Registry, AskPhysicians.com, and health reimbursement websites; and
(4) hardware and software maintenance and upgrades. However, a contract recently executed to provide a significant portion of these services in exchange for the Company's common stock is expected to significantly defray IT costs.

         To increase revenues from operations, management is seeking funds, either from unencumbered securities purchases or from lenders offering favorable terms. At this time, we have no contracts, agreements, or understandings for additional funding, nor can any assurance be given that we will be able to obtain this capital on acceptable terms, if at all. In such an event, this may have a materially adverse effect on our business, operating results and financial condition. If the need arises, we may offer a private placement or attempt to obtain funding through the use of various types of short term funding, loans or working capital financing arrangements from financial institutions.

         Resale agreements, whereby other organizations bundle FullCircle Registry Memberships into the consumer-driven products they are already selling, are the increasing focus of our marketing efforts. Several goals are accomplished by this strategy. First, FullCircle eliminates the expense of recruiting, training and paying a national sales force. Instead, we are able to utilize surrogate sales forces. Second, reliance upon any one sales channel is minimized. Third, since membership information is captured and imported into our system, we do not have data entry expenses. Fourth, since we do not grant exclusive distribution rights, we are able to negotiate and enter into agreements with multiple competitors within any given arena. Since our resellers typically collect retail from their customers and remit wholesale to FullCircle, we save the costs associated with billing and paying commissions. Also, since not all of the benefits of FullCircle memberships are applicable to all situations, we are able to resale the components that best enhance a vendor's product, while still enabling the vendor to meet a competitive price point. Finally, when it makes sense, FullCircle can, itself, resale a product in which FullCircle memberships are already included. Resale agreements and cross-marketing arrangements continue to be consummated into the third quarter.

         As part of the transaction involving the sale of Paradigm, all interested parties were fully released from prior contractual obligations. FullCircle retained its ability to sell medical care expense reimbursement models on a fee-for-service basis. FullCircle memberships are automatically included for participants in these plans. Recent guidance promulgated by the Internal Revenue Service provides us a proper framework in which to offer our, health reimbursement arrangements to the public. Because of the determination required as to whether or not a particular expense is eligible under the health reimbursement arrangements, FullCircle intends to use only licensed, bonded and insured third party administrators to review and authorize reimbursements. Participants will have the convenience of an employer-funded debit cards to purchase health care products and services that are not reimbursable by their group health plan.

Research and Development

         The database used to support our FullCircle data storage and retrieval services is fully functional, but will require upgrades before year-end at a cost of up to $17,500.

         FullCircle Registry owns Spoken Data technology, which can be used by FullCircle Registry members and health care expense reimbursement participants, as well as purchasers of other lines of business. It is not anticipated that we will expend any funds to implement Spoken Data technology to enhance consumer value in the near term.

        Website changes and enhancements are necessary for FullCircle's website in the short-term. The full array of member services need to be included on the FullCircle Registry site. In addition, the investor relations section needs to be updated.

         Additional recruitment and credentialing of board certified physicians is needed in order for AskPhysicians.com to generate any significant revenue. When sold as a bundled service, AskPhysicians.com generates a fee each time it is utilized by a FullCircle Registry member. It is now being sold as a stand-alone service to generate site access fees, as well. The goal is to utilize the revenue streams it generates, or, if necessary, revenues from other lines of business, to develop the site over time. Capital is not expected to be spent on this website.

Item 3.  Controls and Procedures

         As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003.

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

Item 2.  Changes in Securities And Use of Proceeds

         During April 2003, the Company issued 65,000 shares of common stock for notes payable and interest of $23,220. The shares were issued in a transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

         Under an arrangement whereby FullCircle Registry, Inc. received $200,000 in gross funding in February 2003 and another $400,000 in April 2003, which is secured by convertible debentures, certain holders exercised a portion of their conversion privilege in April 2003 resulting in the issuance of 294,108 shares in free-trading common stock.

         Under an arrangement whereby FullCircle Registry, Inc. received $200,000 in gross funding in February 2003 and another $400,000 in April 2003, which is secured by convertible debentures, certain holders exercised a portion of their conversion privilege in May 2003 resulting in the issuance of 2,470,936 shares in free-trading common stock.

         During May 2003, the Company issued 1,102,801 shares of common stock for notes payable and interest of $180,583. The shares were issued in a transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

         During May 2003, the Company issued 220,279 shares of common stock for services valued at $38,000. The shares were issued in a transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

         During the May 2003 meeting of the FullCircle Registry, Inc.'s board of directors, the board unanimously approved resolutions authorizing the issuance of common stock under a Stock Incentive Plan for employees, directors and independent contractors. The Company filed a Registration Statement on Form S-8 to register those shares on May 22, 2003.

         Under an arrangement whereby FullCircle Registry, Inc. received $200,000 in gross funding in February 2003 and another $400,000 in April 2003, which is secured by convertible debentures, certain holders exercised a portion of their conversion privilege in June 2003 resulting in the issuance of 1,491,990 shares in free-trading common stock.

         During June 2003, the Company issued 666,621 shares of common stock for services valued at $82,921. The shares were issued in a transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

       During June 2003, the Board of Directors and shareholders approved an increase in the number of authorized shares of common stock to 200,000,000.

         On August 6, 2003, the Company sold to one private investor 3,750,000 shares of its common stock for $150,000. The shares were issued in a transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

          On June 12, 2003, the stockholders holding a majority of the Company's issued and outstanding common stock, by written consent, authorized the increase in the Company's authorized common stock from 50,000,000 to 200,000,000.


Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         Exhibit 10.1      Stock Sale Agreement, dated as of July 30, 2003, by and among FullCircle Registry, Inc., WPCJ
                           Enterprises, Inc., William Crouse, Carmelo Zanfei and Christopher Rhodes

         Exhibit 10.2      Employment Agreement, dated as of August 1, 2003, between FullCircle Registry and W. Garriott
                           Baker

         Exhibit 10.3      Employment Agreement, dated as of August 1, 2003, between FullCircle Registry and Trent Oakley

         Exhibit           31.1 Certification by Steven A. Whitten, Chief
                           Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 31.2      Certification by Trent Oakley, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit           32.1 Certification by Steven A. Whitten, Chief
                           Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32.2      Certification by Trent Oakley, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports

                  None.
                                       12

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               FULLCIRCLE REGISTRY, INC.


               By:  _/s/ Steven A. Whitten
                     ---------------------
                    Steven A. Whitten, Chief Executive Officer and Director

               By:  _/s/ Trent Oakley
                     ----------------
                    Trent Oakley, Principal Financial Officer and Director


Dated: August 19, 2003

Exhibit 31.1
                                  CERTIFICATION

     I, Steven A. Whitten, Chief Executive Officer, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of FullCircle Registry, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:


     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;


     (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and


     (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):


     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and


     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


August 19, 2003

/s/ Steven A. Whitten
---------------------
Name: Steven A. Whitten
Title: Chief Executive Officer and Director

A signed original of this written statement required by Section 302 of the Sarbanes-Oxley Act of 2002 has been provided to FullCircle Registry, Inc. and will be retained by FullCircle Registry, Inc. and furnished to the Securities and Exchange Commission or it staff upon request.

Exhibit 31.2
                                  CERTIFICATION

      I, Trent Oakley, Principal Financial Officer, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of FullCircle Registry, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:


     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;


     (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and


     (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):


     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

August 19, 2003

/s/ Trent Oakley_______________
Name: Trent Oakley
Title: Principal Financial Officer, Executive Vice President, and Director

A signed original of this written statement required by Section 302 of the Sarbanes-Oxley Act of 2002 has been provided to FullCircle Registry, Inc. and will be retained by FullCircle Registry, Inc. and furnished to the Securities and Exchange Commission or it staff upon request.

Exhibit 32.1

          Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
            Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

I, Steven A. Whitten, the Chief Executive Officer of FullCircle Registry, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

(1) the Quarterly Report on Form 10-QSB of the Company for the fiscal quarter ended June 30, 2003 (the "Report") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: August 19, 2003



                          /s/ Steven A. Whitten
                          ----------------------
                          Name: Steven A. Whitten
                          Title: Chief Executive Officer

Exhibit 32.2

          Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
            Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

I, Trent Oakley, the Principal Financial Officer of FullCircle Registry, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

(1) the Quarterly Report on Form 10-QSB of the Company for the fiscal quarter ended June 30, 2003 (the "Report") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: August 19, 2003



                             /s/ Trent Oakley
                             -----------------
                             Name: Trent Oakley
                             Title: Principal Financial Officer