Form 10QSB/A
period 2003-06-30
FULLCIRCLE REGISTRY INC
filed 2003-08-21
CIK 1127993

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
  -----------------------------------------------------------------------------
                                 Amendment No. 1
                                       to
                                   FORM 10-QSB

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

                   FullCircle Registry, Inc. and Subsidiaries
                           Consolidated Balance Sheets

   ASSETS
                                                                                              June 30,             December 31,
                                                                                                2003                   2002
                                                                                          -----------------      -----------------
                                                                                                       (Unaudited)
CURRENT ASSETS:
  Cash                                                                                     $             -        $           709
  Accounts receivable                                                                               54,431                  2,005
  Commission advances                                                                               94,567                 94,567
                                                                                          -----------------      -----------------
      Total Current Assets                                                                         148,998                 97,281
                                                                                          -----------------      -----------------
 PROPERTY AND EQUIPMENT:
   Computers and equipment                                                                          62,596                 62,596
   Office furniture and fixtures                                                                    10,153                 10,153
   Software                                                                                        390,796                390,796
                                                                                          -----------------      -----------------
                                                                                                   463,545                463,545
                                                                                          -----------------      -----------------
Less:
   Accumulated depreciaton - software                                                             (235,968)              (180,898)
   Accumulated depreciaton                                                                         (35,945)               (28,945)
                                                                                          -----------------      -----------------
      Total Property and Equipment                                                                 191,632                253,702
                                                                                          -----------------      -----------------
OTHER ASSETS:
   Investments available for sale                                                                  117,750                117,750
   Product development/operating rights                                                            354,063                354,063
   Goodwill                                                                                      4,464,718              4,464,718
   Deposits                                                                                          1,550                  1,000
                                                                                          -----------------      -----------------
      Total Other Assets                                                                         4,938,081              4,937,531
                                                                                          -----------------      -----------------
     TOTAL ASSETS                                                                          $     5,278,711        $     5,288,514
                                                                                          =================      =================

                            FullCircle Registry, Inc.
                           Consolidated Balance Sheets


           LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                         June 30,           December 31,
                                                                                           2003                 2002
                                                                                     -----------------     ----------------
CURRENT LIABILITIES:
   Bank overdraft                                                                            $ 22,689                  $ -
   Accounts payable                                                                           243,423              272,133
   Accounts payable - related party                                                                 -              106,798
   Accrued expenses                                                                           112,173              106,187
   Deferred revenues                                                                                -               14,863
   Current portion of long-term liabilities                                                   529,624              311,384
                                                                                     -----------------     ----------------

      Total Current Liabilities                                                               907,909              811,365
                                                                                     -----------------     ----------------

LONG-TERM LIABILITIES:
   Notes payable                                                                               26,250              195,258
   Notes payable-related party                                                                582,915              616,126
   Convertible debentures                                                                     420,459                    -
   Less: current portion of long-term liabilities                                            (529,624)            (311,384)
                                                                                     -----------------     ----------------

  Total Long Term Liabilities                                                                 500,000              500,000
                                                                                     -----------------     ----------------

     Total Liabilities                                                                      1,407,909            1,311,365
                                                                                     -----------------     ----------------

STOCKHOLDERS' EQUITY:
  Preferred stock, authorized 10,000,000 shares of $.001 par value,
    issued and outstanding 210,750 and 0 shares, respectively                                     211                  211
  Common stock, authorized 200,000,000 shares of $.001 par value,
    issued and outstanding 28,889,431 and 22,577,696 shares, respectively                      28,890               22,578
  Additional paid in capital                                                                9,169,398            8,420,213
  Retained earnings (deficit)                                                              (5,327,697)          (4,465,853)
                                                                                     -----------------     ----------------

      Total Stockholders' Equity                                                            3,870,802            3,977,149
                                                                                     -----------------     ----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 5,278,711           $5,288,514
                                                                                     =================     ================

                           FullCircle Registry, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                               For the three                         For the six
                                                               months ended                         months ended
                                                                 June 30,                             June 30,
                                                      ----------------------------------   -----------------------------------
                                                           2003              2002               2003               2002
                                                      ----------------  ----------------   ----------------   ----------------
Revenues                                               $      198,099    $        1,801     $      442,985     $        5,012

Cost of Sales                                                  80,947                 -            165,540              1,131
                                                      ----------------  ----------------   ----------------   ----------------

Gross Profit                                                  117,152             1,801            277,445              3,881

Operating Expenses
  Selling, General & Administrative                           674,510           790,453          1,107,299          1,244,309
                                                      ----------------  ----------------   ----------------   ----------------

    Total Operating Expenses                                  674,510           790,453          1,107,299          1,244,309
                                                      ----------------  ----------------   ----------------   ----------------

Operating Income (Loss)                                      (557,358)         (788,652)          (829,854)        (1,240,428)
                                                      ----------------  ----------------   ----------------   ----------------

Other Income (Expense)
   Interest Income                                                 27                 -                 27                  -
   Interest Expense                                           (11,454)          (37,078)           (32,017)           (74,156)
                                                      ----------------  ----------------   ----------------   ----------------

    Total Other Income (Expense)                              (11,427)          (37,078)           (31,990)           (74,156)
                                                      ----------------  ----------------   ----------------   ----------------

Net Income (Loss)                                      $     (568,785)   $     (825,730)    $     (861,844)    $   (1,314,584)
                                                      ================  ================   ================   ================

Net Income (Loss) Per Share                            $        (0.02)   $        (0.06)    $        (0.04)    $        (0.10)
                                                      ================  ================   ================   ================

Weighted Average Shares Outstanding                        25,172,386        13,633,333         23,875,041         12,816,667
                                                      ================  ================   ================   ================

                            FullCircle Registry, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                            For the six months ended
                                                                                    June 30,
                                                                        ----------------------------------
                                                                             2003               2002
                                                                        ----------------   ---------------
Cash Flows from Operating Activities

  Net Income (Loss)                                                      $     (861,844)      $(1,314,584)
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operations:
     Depreciation & Amortization                                                 62,070            31,818
     Stock Issued for Services                                                  120,921           709,143
     Convertible Debentures Issued for Services                                 122,100                 -
     Stock Issued for Interest                                                   20,092                 -
  Change in Assets and Liabilities
     (Increase) Decrease in Accounts Receivable                                 (52,426)                -
     (Increase) Decrease in Prepaid Expenses                                          -            (4,100)
     Increase (Decrease) in Bank Overdraft                                       22,689                 -
     Increase (Decrease) in Accounts Payable                                     56,847           (20,645)
     Increase (Decrease) in Accrued Expenses                                     55,907            66,319
     Increase (Decrease) in Deferred Expenses                                   (14,863)                -
                                                                        ----------------   ---------------

  Net Cash Provided(Used) by Operating Activities                              (468,507)         (532,049)
                                                                        ----------------   ---------------

Cash Flows from Investing Activities
  Cash paid for deposits                                                           (550)                -
  Cash paid for note receivable                                                       -            20,000
  Cash paid for property and equipment                                                -            (6,176)
                                                                        ----------------   ---------------

  Net Cash Provided (Used) by Investing Activities                                 (550)           13,824
                                                                        ----------------   ---------------

Cash Flows from Financing Activities
  Proceeds from Line of Credit                                                        -             9,865
  Proceeds from Convertible Debentures                                          477,900                 -
  Payments for Convertible Debentures                                                 -           (30,000)
  Proceeds from Notes Payable                                                         -            20,050
  Payments for Notes Payable                                                    (15,000)                -
  Proceeds from Notes Payable -related party                                     59,969           498,901
  Payments for Notes Payable -related party                                     (54,521)                -
  Proceeds from Issuance of Stock                                                     -           353,750
                                                                        ----------------   ---------------

  Net Cash Provided(Used) by Financing Activities                               468,348           852,566
                                                                        ----------------   ---------------

Increase (Decrease) in Cash                                                        (709)          334,341
                                                                        ----------------   ---------------

Cash and Cash Equivalents at Beginning of Period                                    709             3,251
                                                                        ----------------   ---------------

Cash and Cash Equivalents at End of Period                               $            -       $   337,592
                                                                        ================   ===============

Cash Paid For:
  Interest                                                               $        5,724       $         -
                                                                        ================   ===============
  Income Taxes                                                           $            -       $         -
                                                                        ================   ===============

Non-Cash Activities:
Accrued Expenses and Accounts Payable Forgiven By Shareholders           $      231,141       $         -
                                                                        ================   ===============
Stock Issued for Notes Payable and Interest                              $      203,803       $         -
                                                                        ================   ===============
Stock Issued for Convertible Debentures and Interest                     $      199,633       $         -
                                                                        ================   ===============
Stock Issued for Services                                                $      120,921       $         -
                                                                        ================   ===============
Convertible Debentures Issued for Services                               $      122,100       $         -
                                                                        ================   ===============

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

               FULLCIRCLE REGISTRY, INC.


               By:  /s/ Steven A. Whitten
                    ---------------------
                    Steven A. Whitten, Chief Executive Officer and Director

               By:  /s/ Trent Oakley
                    ----------------
                    Trent Oakley, Principal Financial Officer and Director


Dated: August 21, 2003