Form 10QSB
period 2003-09-30
FULLCIRCLE REGISTRY INC
filed 2003-11-20
CIK 1127993

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 Yes [ X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as the most recent practicable date:

As of September 30, 2003 the issuer had 38,609,963 shares of common stock, $.001 par value issued and outstanding.

Transitional Small Business Format:

Yes [   ]  No [ X ]

                                   FORM 10-QSB
                            FULLCIRCLE REGISTRY, INC.

                                      INDEX
                                                                                                         Page
PART I.          Financial Information

                 Item 1.  Unaudited Financial Statements                                                   3

                 Consolidated Balance Sheets, September 30, 2003 (Unaudited) and December 31,
                 2002                                                                                    4-5

                 Consolidated Statements of Operations (Unaudited), for the three and nine
                 months ended September 30, 2003 and 2002                                                  6

                 Consolidated Statements of Stockholders' Equity (Deficit)                               7-8

                 Consolidated Statements of Cash Flows (Unaudited), for the nine months ended
                 September 30, 2003 and 2002                                                            9-10

                 Notes to Consolidated Financial Statements                                               11

                 Item 2.  Management's Discussion and Analysis of Financial Condition or Plan
                 of Operation                                                                             12

                 Item 3.     Controls and Procedures                                                      15

PART II.         Other Information

                 Item 1.  Legal Proceedings                                                               15

                 Item 2.  Changes in Securities and Use of Proceeds                                       16

                 Item 6.  Exhibits and Reports on Form 8-K                                                17

                 Signatures                                                                               18

(Inapplicable items have been omitted)

PART I.

Financial Information

Item 1.  Unaudited Financial Statements

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

                   FullCircle Registry, Inc. and Subsidiaries
                           Consolidated Balance Sheets


                                     ASSETS

                                                                  September 30,          December 31,
                                                                      2003                  2002
                                                                  -------------         -------------
                                                                   (Unaudited)
   CURRENT ASSETS:
     Cash                                                         $          -          $        709
     Accounts receivable                                                     -                 2,005
     Commission advances                                                94,567                94,567
                                                                  -------------         -------------
         Total Current Assets                                           94,567                97,281
                                                                  -------------         -------------
   PROPERTY AND EQUIPMENT:
      Computers and equipment                                           63,432                62,596
      Office furniture and fixtures                                     10,153                10,153
      Software                                                         390,796               390,796
                                                                  -------------         -------------
                                                                       464,381               463,545
                                                                  -------------         -------------
   Less:
      Accumulated depreciaton - software                              (263,503)             (180,898)
      Accumulated depreciaton                                          (39,445)              (28,945)
                                                                  -------------         -------------
         Total Property and Equipment                                  161,433               253,702
                                                                  -------------         -------------
   OTHER ASSETS:
      Investments available for sale                                   117,750               117,750
      Product development/operating rights                                   -               354,063
      Goodwill                                                         168,110             4,464,718
      Deposits                                                           1,550                 1,000
                                                                  -------------         -------------
         Total Other Assets                                            287,410             4,937,531
                                                                  -------------         -------------
        TOTAL ASSETS                                              $    543,410          $  5,288,514
                                                                  =============         =============

               The accompanying footnotes are an integral part of
                          these financial statements.

                   FullCircle Registry, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   September 30,          December 31,
                                                                      2003                   2002
                                                                  -------------         -------------
                                                                   (Unaudited)
CURRENT LIABILITIES:
   Bank overdraft                                                 $     38,382          $          -
   Accounts payable                                                    103,946               272,133
   Accounts payable - related party                                          -               106,798
   Accrued expenses                                                     51,656               106,187
   Deferred revenues                                                         -                14,863
   Current portion of long-term liabilities                            348,142               311,384
                                                                  -------------         -------------
      Total Current Liabilities                                        542,126               811,365
                                                                  -------------         -------------

LONG-TERM LIABILITIES:
   Notes payable                                                        26,250               195,258
   Notes payable-related party                                          82,915               616,126
   Convertible debentures                                              238,977                     -
   Less: current portion of long-term liabilities                     (348,142)             (311,384)
                                                                  -------------         -------------
      Total Long Term Liabilities                                            -               500,000
                                                                  -------------         -------------
     Total Liabilities                                                 542,126             1,311,365
                                                                  -------------         -------------

STOCKHOLDERS' EQUITY:
  Preferred stock, authorized 5,000,000 shares of $.001 par value,
   issued and outstanding 210,750 and 0 shares, respectively               211                   211
  Common stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding 38,609,963 and 22,577,696 shares,
   respectively                                                         38,610                22,578
  Additional paid in capital                                         5,421,926             8,420,213
  Retained earnings (deficit)                                       (5,459,463)           (4,465,853)
                                                                  -------------         -------------
      Total Stockholders' Equity                                         1,284             3,977,149
                                                                  -------------         -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $    543,410          $  5,288,514

               The accompanying footnotes are an integral part of
                          these financial statements.

                   FullCircle Registry, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                      For the three                      For the nine
                                                                       months ended                      months ended
                                                                      September 30,                     September 30,
                                                              -------------------------------   -------------------------------
                                                                  2003              2002            2003             2002
                                                              --------------   --------------   --------------   --------------
Revenues                                                      $      67,680    $       2,441    $     110,134    $       7,453
Cost of Sales                                                         9,656              908           32,194            2,039
                                                              --------------   --------------   --------------   --------------
Gross Profit                                                         58,024            1,533           77,940            5,414

Operating Expenses
  Selling, General & Administrative                                 224,302          318,423        1,025,007        1,562,732
                                                              --------------   --------------   --------------   --------------
    Total Operating Expenses                                        224,302          318,423        1,025,007        1,562,732
                                                              --------------   --------------   --------------   --------------

Operating Income (Loss)                                            (166,278)        (316,890)        (947,067)      (1,557,318)
                                                              --------------   --------------   --------------   --------------

Other Income (Expense)
   Interest Income                                                       -                 -               27                -
   Interest Expense                                                 (14,553)         (37,445)         (46,570)        (111,601)
                                                              --------------   --------------   --------------   --------------
    Total Other Income (Expense)                                    (14,553)         (37,445)         (46,543)        (111,601)
                                                              --------------   --------------   --------------   --------------

Net Income (Loss) from Continuing Operations                       (180,831)        (354,335)        (993,610)      (1,668,919)

Discontinued Operations
  Gain (loss) from Operations (Net of Income Tax)                         -                -          (49,065)               -
  Gain (loss) on Disposal (Net of Income Tax)                        49,065                -           49,065                -
                                                              --------------   --------------   --------------   --------------

    Total Gain (Loss) From Discontinued Operations)                  49,065                -                -                -

Net Income (Loss)                                             $    (131,766)   $    (354,335)   $    (993,610)   $  (1,668,919)
                                                              ==============   ==============   ==============   ==============

Net Income (Loss) Per Share                                   $       (0.00)   $       (0.02)   $       (0.04)   $       (0.19)
                                                              ==============   ==============   ==============   ==============

Weighted Average Shares Outstanding                              31,281,320       14,186,848      26,399,652         8,860,842
                                                              ==============    =============   =============    ==============

               The accompanying footnotes are an integral part of
                          these financial statements.

                   FullCircle Registry, Inc. and Subsidiaries
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                             Preferred Stock                 Common Stock   Additional  Retained
                                                       -------------------------  ------------------------  Paid-in     Earnings
                                                          Shares         Amount     Shares        Amount    Capital     (Deficit)
                                                       ------------ ------------  -----------  -----------  ----------- ------------
Balance, December 31, 2002                                 210,750          211   22,577,696   $   22,578   $8,420,213  $(4,465,853)

April 2003 - Stock issued for notes payable and
  accrued interest at $0.36 per share                            -            -       65,000           65       23,155            -

April 2003 - Stock issued for convertible debentures
  and accrued interest at $0.11 per share                        -            -      294,108          294       32,940            -

May 2003 - Stock issued for convertible debentures
  and accrued interest at $0.08 per share                        -            -    1,038,639        1,039       76,859            -

May 2003 - Stock issued for notes payable and
  accrued interest at $0.16 per share                            -            -      877,112          877      143,596            -

May 2003 - Stock issued for deferred compensation
  at $0.16 per share                                             -            -      220,279          220       37,780            -

May 2003 - Stock issued for notes payable at $0.16
  per share                                                      -            -      225,689          226       35,884            -

May 2003 - Stock issued for convertible debentures
  and accrued interest at $0.03 per share                        -            -    1,432,295        1,432       34,589            -

June 2003 - Stock issued for convertible debentures
  and accrued interest at $0.03 per share                        -            -      705,521          706       16,932            -

June 2003 - Stock issued for convertible debentures
  and accrued interest at $0.04 per share                        -            -      786,469          786       34,055            -

June 2003 - Stock issued for services at $.12
  per share                                                      -            -      666,623          667       82,254            -

July 2003 - Stock issued for settlement of accounts
  payable at $0.04 per share                                     -            -       20,000           20        1,780            -

                      FullCircle Registry and Subsidiaries
            Consolidated Statements of Stockholders' Equity (Deficit)
                                   (Continued)

July 2003 - Stock issued for convertible debentures
  and accrued interest at $0.04 per share                        -            -     997,842           997       37,919            -

July 2003 - Stock issued for convertible debentures
  and accrued interest at $0.03 per share                        -            -   1,372,757         1,373       36,790            -

July 2003 - Stock issued for cash at $0.04 per share             -            -   3,750,000         3,750      146,250            -

July 2003 - Stock received and canceled from sale
  of subsidiary                                                  -            -  (6,000,000)       (6,000)  (3,901,754)           -

July 2003 - Stock issued for services at $0.06
  per share                                                      -            -      52,500            53        3,097            -

August 2003 - Stock issued for convertible debentures
  and accrued interest at $0.02 per share                        -            -   2,608,602         2,609       52,461            -

August 2003 - Stock issued for services at $0.04
  per share                                                      -            -     500,081           500       19,503            -

September 2003 - Stock issued for convertible
  debentures and accrued interest at $0.02 per share             -            -   2,997,427         2,997       41,964            -

September 2003 - Stock issued for convertible
  debentures and accrued interest at $0.01 per share             -            -   3,309,323         3,309       39,051            -

September 2003 - Stock issued for services at $0.06
  per share                                                      -            -     112,000           112        6,608            -

Net income (loss) for the nine months ended
  September 30, 2003 (unaudited)                                 -            -           -             -            -     (993,610)
                                                       ------------ ------------  -----------  -----------  ----------- ------------
  Balance at September 30,  2003 (unaudited)               210,750          211   38,609,963       38,610    5,421,926   (5,459,463)
                                                       ============ ============  ===========  ===========  =========== ============

    The accompanying notes are an integral part of these financial statements

                      FullCircle Registry and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                      For the nine months ended
                                                                                             September 30,
                                                                                    -------------------------------
                                                                                        2003                2002
                                                                                    ------------       ------------
       Cash Flows from Operating Activities
         Net Income (Loss) from Continuing Operations                               $  (993,610)       $(1,668,919)
         Adjustments to Reconcile Net Loss to Net Cash
           Provided by Operations:
            Depreciation & Amortization                                                  92,270             48,015
            Stock Issued for Services                                                   150,794            766,143
            Convertible Debentures Issued for Services                                  122,100                  -
            Stock Issued for Marketing Rights                                                 -             42,500
            Gain on Settlement of Debt                                                  (17,045)                 -
         Change in Assets and Liabilities
            (Increase) Decrease in Accounts Receivable                                        -                  -
            (Increase) Decrease in Prepaid Expenses                                           -            (60,483)
            Increase (Decrease) in Bank Overdraft                                        38,382                  -
            Increase (Decrease) in Accounts Payable                                     (28,929)           (69,740)
            Increase (Decrease) in Accrued Expenses                                      64,229             16,981
                                                                                    ------------       ------------
         Net Cash Provided(Used) by Continuing Operating Activities                    (571,809)          (925,503)
                                                                                    ------------       ------------
       Cash Flows from Investing Activities
         Payment for Notes Receivable                                                   (45,000)                 -
         Payments for Deposits                                                             (550)                 -
         Payments for Note Receivable                                                         -             20,000
         Payments for Property and Equipment                                                  -             (7,328)
                                                                                    ------------       ------------
         Net Cash Provided (Used) by Investing Activities                               (45,550)            12,672
                                                                                    ------------       ------------
       Cash Flows from Financing Activities
         Proceeds from Line of Credit                                                         -              9,865
         Proceeds from Convertible Debentures                                           477,900              6,850
         Payments for Convertible Debentures                                                  -            (30,000)
         Proceeds from Notes Payable                                                          -             20,050
         Payments for Notes Payable                                                     (15,000)           (20,050)
         Proceeds from Notes Payable -related party                                      59,969            498,901
         Payments for Notes Payable -related party                                      (54,521)          (517,731)
         Proceeds from Issuance of Stock                                                150,000          1,053,750
                                                                                    ------------       ------------
         Net Cash Provided(Used) by Financing Activities                                618,348          1,021,635
                                                                                    ------------       ------------

(Continued)

                      FullCircle Registry and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                   (Continued)

                                                                                           For the nine months ended
                                                                                                  September 30,
                                                                                    ----------------------------------------
                                                                                          2003                   2002
                                                                                    ------------------    ------------------
       Increase (Decrease) in Cash from Continuing Operations                                     989               108,804
       Increase (Decrease) in Cash from Discontinued Operations                                (1,698)                    -
                                                                                    ------------------    ------------------
         Net Increase (Decrease) in Cash                                                         (709)              108,804

       Cash and Cash Equivalents at Beginning of Period                                           709                 3,251
                                                                                    ------------------    ------------------
       Cash and Cash Equivalents at End of Period                                   $               -     $         112,055
                                                                                    ==================    ==================
       Cash Paid For:
         Interest                                                                   $           5,724     $               -
                                                                                    ==================    ==================
         Income Taxes                                                               $               -     $               -
                                                                                    ==================    ==================
       Non-Cash Activities:
       Stock issued for Settlement of Accounts Payable                              $           1,800     $               -
                                                                                    ==================    ==================
       Stock Issued for Notes Payable and Interest                                  $         203,803     $               -
                                                                                    ==================    ==================
       Stock Issued for Convertible Debentures and Interest                         $         419,102     $               -
                                                                                    ==================    ==================
       Stock Issued for Services                                                    $         150,794     $               -
                                                                                    ==================    ==================
       Convertible Debentures Issued for Services                                   $         122,100     $               -
                                                                                    ==================    ==================
       Sale of Subsidiary and Cancellation of Debt Exchanged for
         Company's Stock                                                            $       3,907,754     $               -
                                                                                    ==================    ==================

  The accompanying footnotes are an integral part of these financial statements

                   FullCircle Registry, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               September 30, 2003

GENERAL

FullCircle Registry, Inc., the Company, has elected to omit substantially all footnotes to the consolidated financial statements for the nine months ended September 30, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2002.

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

CONVERTIBLE DEBENTURES

On February 12, 2003, the Company entered into an agreement for the sale of $600,000 in convertible debentures, which includes 9 warrants to purchase 1,800,000 shares of the Company's common stock. The warrants expire in 7 years. The debentures bear interest at 12%, mature on February 12, 2004 and are convertible at the investor's option of the lower of $0.75 or 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for 20 trading days before but not including the conversion date. The balance of the convertible debentures at September 30, 2003 is $238,977.

DISCONTINUED OPERATIONS

On July 29, 2003, the Company entered into a sales agreement agreement for its wholly owned subsidiary, Paradigm Solutions Group, L.L.C. (Paradigm). Pursuant to the agreement, the 6,000,000 shares of common stock originally issued for the acquisition of Paradigm were returned to the Company and then canceled. The cost of the 6,000,000 shares of stock includes the cancellation of existing debt of $485,110, the cost of the original investment in Paradigm of $4,520,000 and the $127,136 of net losses of Paradigm recognized by the Company in the prior year. No gain or loss has been recognized on the sale.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

Overview

FullCircle Registry, Inc. incorporated in Nevada on June 7, 2000 under the name Excel Publishing, Inc. to publish and market an investment newsletter. On April 10, 2002, Excel Publishing entered an agreement to acquire FullCircle Registry, Inc., a Delaware corporation, as a wholly-owned subsidiary. The transaction closed on April 17, 2002. Concurrent with closing, we changed our name from Excel Publishing, Inc. to FullCircle Registry, Inc.

Our Business

FullCircle Registry is a technology-based company that provides emergency document and information retrieval services. We provide these services directly to subscribers and also offer our services through strategic alliances with health care providers.

Our registry stores digital copies of subscribers' emergency documents and medical information to make them instantly available to the client or to emergency personnel. Our system is designed to allow medical personnel to quickly obtain critical information including special medical needs, treatment preferences and emergency contact information. Our registry has live customer support accessible by phone, fax or secure Internet connection twenty-four hours a day.

Other services we provide include the Collar ID pet registry for missing pets and the BrightStar Photo ID Kit. By using BrightStar, parents may digitally store photographs and physical information about their children on our database so it may be rapidly distributed to law enforcement and the media in the event a child is abducted or missing.

Our Subsidiaries

On October 25, 2002, we acquired Paradigm Solutions Group, LLC, a Delaware limited liability company that was organized to market and manage healthcare reimbursement plans. Under the agreement, we exchanged 6,000,000 shares of FullCircle common stock for all of the issued and outstanding shares of Paradigm common stock making Paradigm a wholly-owned subsidiary. We were unable to successfully manage Paradigm and on July 30, 2003, we returned the Paradigm shares, assets, and liabilities to the LLC members in exchange for the 6,000,000 FullCircle shares we issued to acquire Paradigm. The 6,000,000 shares were then cancelled.

In December 2002, we acquired AskPhysicians.com, Inc, a Florida corporation. AskPhysicians.com operates a website whereby visitors can get basic medical health information and, for a nominal fee, pose questions to board-certified physicians. While this service does not replace traditional medical care, it offers an efficient way to inform consumers of treatment options. Physicians.com is currently in development.

Spoken Data is another subsidiary that is currently in development. Spoken Data is a text-to-voice service that will allow emergency personnel to access medical information in the event of an emergency. Medical conditions, drug allergies, blood type, family contact information, current medications or any other pertinent information can be made available via telephone to assist emergency personnel in their efforts to treat our registry members.

Results of Operations

During the three months ended September 30, 2003, Chris Whitten resigned as Chief Executive Officer. One of our directors, Mr. Isaac Boutwell, was named Chief Executive Officer. Our current management is focused on streamlining operations and consolidating our debts. In the coming months we intend to reemphasize increasing subscriptions, promoting our digital registry services and expanding our existing operations.

Comparative  Three-month  and Nine-Month  Periods Ending  September 30, 2003 and
2002.

Revenues during the three months ended September 30, 2003 were $67,680 with cost of sales of $9,656 yielding gross profit of $58,024. Operating expenses and general and administrative costs during this period were $224,302 and interest expense was $14,553 resulting in a net loss from continuing operations of $180,831. However, the company recognized a net gain of $49,065 from discontinued operations. As a result, net loss for the three months ended September 30, 2003 was $131,766.

For the three months ending September 30, 2002, FullCircle had revenues of $2,441 and cost of sales of $908 resulting in gross profit of $1,533. However, operating expenses and general and administrative costs for the same period were $318,423 resulting in an operating loss of $316,890. Interest expense during this period was $37,445. As a result, FullCircle realized a net loss from continuing operations of $354,335 for the three months ended September 30, 2002.

For the nine months ended September 30, 2003, the Company had revenues of $110,134 with cost of sales of $32,194 resulting in gross profit of $77,940. General, administrative and operating expenses for the same period were $1,025,007. FullCircle also had interest income of $27 and interest expense of $46,570. As a result, we realized a net loss of $993,610 during the nine months ended September 30, 2003.

Revenues during the nine months ended September 30, 2002, were $7,453 with cost of sales of $2,039 resulting in gross profit of $5,414. Operating expenses for the same period were $1,562,732 and interest expenses were $111,601. As a result of the factors, the Company realized a net loss of $1,668,919 for the nine months ended September 30, 2002.

The significant increase in revenues through the first three quarters of fiscal 2003 is largely due to selling unprofitable operations. We also generated some revenues through registry services sold through our former subsidiary, Paradigm Solutions.

Liquidity and Capital Resources

At September 30, 2003 our total assets were $543,410 compared to total assets of $5,288,514 at December 30, 2002. The reduction in assets from the beginning of the year was due a reduction in goodwill and product rights associated with divesting ourselves of Paradigm Solutions in July of 2003.

Total current assets at September 30, 2003 consisted of $94,567 in commission advances. Current assets at December 31, 2002 were $97,281 consisting of $94,567 in commission advances, $2,005 in accounts receivable and $709 in cash. Total property and equipment at September 30, 2003 was $161,433 compared to property and equipment of $253,702 at December 31, 2002. The reduction in property and equipment from December 2002 through September 2003 was the result of depreciation. Other assets at September 30, 2003 were $287,410 compared to $4,937,531 at December 30, 2002. The decrease in other assets is due to a reduction in goodwill from $4,464,718 at December 31, 2002 to $168,110 at September 30, 2003, and the elimination of $354,063 in product development and operating rights. The reductions in goodwill and product rights were due to divesting ourselves of Paradigm Solutions in July of 2003.

Our liabilities decreased substantially from December 31, 2002 through September 30, 2003. Total liabilities at December 31, 2002 were $1,311,365 compared to total liabilities of $542,126 at September 30, 2003. The reduction in liabilities was due to selling Paradigm Solutions and canceling existing debt of $485,110 and $127,136 in accrued Paradigm losses.

Net cash provided by financing activities was $618,348 during the nine-month period ended September 30, 2003 and was primarily related to proceeds of $477,900 from convertible debentures. We also received $59,696 from notes payable.

From February 2003 through April 2003 we conducted a private placement of $600,000 in convertible debentures and warrants to buy 1,800,000 shares of our common stock. The debentures bear interest at 12% and mature one year from the date of issuance. The debentures may be converted for either $0.75 per share or 50% of the average three lowest trading prices for our common during the 20 trading days before the conversion date, whichever is lower.

The warrants are exercisable until seven years from the date of issuance at a purchase price of. In addition, the exercise price of the warrants will be adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of the warrant.

The full principal amount of the convertible debentures are due upon default under the terms of convertible debentures. The investors hold a security interest in substantially all of our assets, intellectual property and registration rights with respect to the shares underlying the debentures and warrants.

During the past six months, we have been negotiating to reduce these convertible debentures and warrants through issuances of common stock. Through the first nine months of 2003 we have continued to reduce notes payable, convertible debentures and associated interest. During the three months ended September 30, 2003 we issued 11,285,951 for the conversion of debentures and related interest. Through the nine months ended September 30, we have settled $203,803 in notes payable and $419,102 in convertible debentures through the issuance of stock. The balance on convertible debentures at September 30, 2003 was $238,997. We intend to continue decreasing our notes payable and convertible debentures through the issuance of common stock.

Our material funding requirements include operating debt, salaries, professional fees, and the maintenance of our office and equipment leases. We will also have ongoing operating costs related to maintaining our emergency data retrieval services, enhancing our registry, and hardware and software upgrades. During the second quarter of 2003, we executed a contract to provide a significant portion of these services in exchange for our common stock.

We are currently focused on increasing revenues from our registry operations and reducing debt through converting debentures and notes payable to common stock. We may also seek funding from unencumbered securities purchases or from lenders offering favorable terms. At this time, we have no contracts, agreements, or understandings for additional funding, nor can any assurance be given that we will be able to obtain this capital on acceptable terms, if at all. In such an event, this may have a materially adverse effect on our business, operating results and financial condition. If the need arises, we may offer a private placement or attempt to obtain funding through the use of various types of short term funding, loans or working capital financing arrangements from financial institutions.

We will also continue to explore resale agreements, whereby other organizations bundle FullCircle Registry memberships into the consumer-driven products they are already selling. If successful, this will reduce sales expenses and broaden our client base. In addition, our overhead should not increase significantly since we will not have additional data entry expenses and will be able to negotiate and enter into agreements with multiple competitors within any given arena. Our resellers typically collect retail from their customers and remit wholesale to FullCircle, as a result, we will save the costs associated with billing and paying commissions. Finally, we can customize our services to provide components that augment the vendor's existing product, while still enabling the vendor to meet a competitive price point. We intend to continue exploring resale agreements and cross-marketing opportunities.

FullCircle is able to sell medical care expense reimbursement models on a fee-for-service basis and our members are automatically included for participants in these plans. Recent guidance promulgated by the Internal Revenue Service provides us a proper framework in which to offer our, health reimbursement arrangements to the public. FullCircle intends to use only licensed, bonded and insured third party administrators to review and authorize reimbursements. Participants will have the convenience of an employer-funded debit cards to purchase health care products and services that are not reimbursable by their group health plan.

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

Continuing website maintenance and development is necessary for FullCircle's website in the short-term. We intend to enhance our website by including the full array of member services and updating information for investors.

We do not anticipate expending any resources on our Spoken Data or Askphysicians.com subsidiaries through the end of the year.

Item 3.  Controls and Procedures

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003.

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

Item 2.  Changes in Securities and Use of Proceeds

During April 2003, the Company issued 65,000 shares of common stock for notes payable and interest of $23,220. The shares were issued to an accredited investor in a private transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

Under an arrangement whereby FullCircle Registry, Inc. received $200,000 in gross funding in February 2003 and another $400,000 in April 2003, which is secured by convertible debentures, certain holders exercised a portion of their conversion privilege in April 2003 resulting in the issuance of 294,108 shares in free-trading common stock. The shares were issued to accredited investors in private transactions exempt under Rule 506 of Regulation D promulgated under
Section 4(2) of the Securities Act of 1933, as amended.

Under an arrangement whereby FullCircle Registry, Inc. received $200,000 in gross funding in February 2003 and another $400,000 in April 2003, which is secured by convertible debentures, certain holders exercised a portion of their conversion privilege in May 2003 resulting in the issuance of 2,470,936 shares in free-trading common stock. The shares were issued to accredited investors in private transactions exempt under Rule 506 of Regulation D promulgated under
Section 4(2) of the Securities Act of 1933, as amended.

During May 2003, the Company issued 1,102,801 shares of common stock for notes payable and interest of $180,583. The shares were issued in a transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

During May 2003, the Company issued 220,279 shares of common stock for services valued at $38,000. The shares were issued to an accredited investor in a private transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

During the May 2003 meeting of the FullCircle Registry, Inc.'s board of directors, the board unanimously approved resolutions authorizing the issuance of common stock under a Stock Incentive Plan for employees, directors and independent contractors. The Company filed a Registration Statement on Form S-8 to register those shares on May 22, 2003.

Under an arrangement whereby FullCircle Registry, Inc. received $200,000 in gross funding in February 2003 and another $400,000 in April 2003, which is secured by convertible debentures, certain holders exercised a portion of their conversion privilege in June 2003 resulting in the issuance of 1,491,990 shares in free-trading common stock. The shares were issued to accredited investors in a private transaction exempt under Rule 506 of Regulation D promulgated under
Section 4(2) of the Securities Act of 1933, as amended.

During June 2003, we issued 666,621 shares of common stock for services valued at $82,921. The shares were issued to accredited investors in a private transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

During June 2003, the Board of Directors and shareholders approved an increase in the number of authorized shares of common stock to 200,000,000.

On August 6, 2003, we sold to one private investor 3,750,000 shares of its common stock for $150,000. The shares were issued to an accredited investor in a private transaction exempt under Rule 506 of Regulation D promulgated under
Section 4(2) of the Securities Act of 1933, as amended.

In September of 2003, we issued 2,997,427 shares of common stock in exchange for the cancellation of convertible debentures and accrued interest totaling $44,961. The shares were issued to an accredited investor in a private transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

In September of 2003, we issued 3,309,323 shares of common stock in exchange for the cancellation of convertible debentures and accrued interest totaling $42,360. The shares were issued to an accredited investor in a private transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

In September of 2003, we issued 112,000 shares of common stock in exchange for services valued at $6,720. The shares were issued to an accredited investor in a private transaction exempt under Rule 506 of Regulation D promulgated under
Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits:

Number              Title                                                                        Location
31.1                Certification of Chief Executive Officer Pursuant to Section 302 of the      Attached
                    Sarbanes-Oxley Act of 2002

31.2                Certification of Chief Financial Officer Pursuant to Section 302 of the      Attached
                    Sarbanes-Oxley Act of 2002

32.1                Certification of Chief Executive Officer Pursuant to Section 906 of the      Attached
                    Sarbanes-Oxley Act of 2002

32.2                Certification of Chief Financial Officer Pursuant to Section 906 of the      Attached
                    Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       FULLCIRCLE REGISTRY, INC.

Date: November 19, 2003                               /s/ Isaac Boutwell
                                                      ------------------
                                                      Isaac Boutwell
                                                      Chief Executive Officer


Date: November 19, 2003                               /s/ Trent Oakley
                                                      ----------------
                                                      Trent Oakley
                                                      Chief Financial Officer