Form 10KSB
period 2003-12-31
FULLCIRCLE REGISTRY INC
filed 2004-04-15
CIK 1127993

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934

                  For the Fiscal Year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934 for the transition period from _____ to


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

                    (Issuer's telephone number): 502-540-5112

       Securities registered under Section 12(b) of the Exchange Act: None

       Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's common stock is listed on the Over the Counter Bulletin Board under the symbol FLCR. The aggregate market value of the issuer's common stock held by non-affiliates at December 31, 2003 is deemed to be $6,731,704. At December 31, 2003 there were 52,128,476 shares of common stock of the registrant outstanding, par value $.001.

The issuer's revenue for its most recent fiscal year was: $110,119.00.

Documents Incorporated by Reference: None.
Transitional Small Business Disclosure Format:  Yes [   ]  No [ X ]




FORM 10-KSB
                            FULLCIRCLE REGISTRY, INC.
                                      INDEX
                                                                                                                 Page

PART I          Item 1.  Description of Business                                                                    3

                Item 2.  Description of Property                                                                    5

                Item 3.  Legal Proceedings                                                                          7

                Item 4.  Submission of Matters to a Vote of Security Holders                                        7

PART II         Item 5.  Market for Common Equity and Related Stockholder Matters                                   7

                Item 6.  Management's Discussion and Analysis or Plan of Operation                                 11

                Item 7.  Financial Statements                                                                      13

                Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial
                         Disclosure                                                                                13

                Item 8A.  Controls and Procedures                                                                  13

PART III        Item 9.  Directors,  Executive  Officers,  Promoters and Control  Persons;  Compliance with
                         Section 16(a) of the Exchange Act                                                         13

                Item 10. Executive Compensation                                                                    15

                Item 11. Security Ownership of Certain Beneficial Owners and Management                            17

                Item 12. Certain Relationships and Related Transactions                                            18

                Item 13. Exhibits and Reports on Form 8-K                                                          19

                Item 14. Principal Accountant Fees and Services                                                    19

                Signatures                                                                                         21

                                     PART I


Item 1. Description of Business

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

History

Our current business began with the formation of FullCircle Registry, Inc., a Nevada corporation, in 1991. Founder Steven Whitten (who resigned as Chief Executive Officer and Director in 2003) conceived of a company that would provide customers with secure storage and immediate access to their critical medical records, wishes (living will, do not resuscitate, etc.) and emergency contact information. FullCircle would obtain the customers' information, providing them with a user identification and PIN that is required to access the information. Customers can contact FullCircle's Emergency Response Personnel, who can make the information available to the consumer electronically through the internet, by mail, fax, and even courier, anywhere in the world, 24 hours a day, 7 days a week.

Our Subsidiaries

In December 2002, we acquired AskPhysicians.com, Inc, a Florida corporation. AskPhysicians.com operates a website whereby visitors can get basic medical health information and, for a nominal fee, pose questions to board-certified physicians. While this service does not replace traditional medical care, it offers an efficient way to inform consumers of treatment options. AskPhysicians.com is currently in development.

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

We did not expend any resources on our Spoken Data or Askphysicians.com subsidiaries during 2003.

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

Business Strategy

During 2003, Chris Whitten resigned as Chief Executive Officer and Director. One of our directors, Mr. Isaac Boutwell, was named Chief Executive Officer. Our current management is focused on streamlining operations and consolidating our debts. We intend to reemphasize increasing subscriptions, promoting our digital registry services and expanding our existing operations.

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

Research and Development

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

We do not anticipate expending any resources on our Spoken Data or Askphysicians.com subsidiaries in the near future.

Employees

We currently have 3 full-time employees working for us, and 12 independent sales representatives.

Item 2. Description of Property

Our principal executive offices are located at 2350 PNC Plaza, Louisville, Kentucky 40202, and our telephone number is (502) 540-5112. The facility is utilized in the following manner:

     o    administrative offices;
     o    professional offices;
     o    storage and warehousing; and
     o    product development.

The facility consists of approximately 1,730 square feet of office and warehouse space, leased for $2,739.17 per month in 2003 and $3,003.00 per month in 2004. The lease expires on December 31, 2004. We believe that our existing facilities are adequate for our current use.

We currently have 3 new websites that we anticipate will generate revenues in the future. These websites are:

     1. ENCglobal.com
     2. MyBrightstarKids.com
     3. MyClubcard.com

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

Item 4.  Submission of Matters to a Vote of Securities Holders

None.
                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

                             CLOSING BID CLOSING ASK
                                            High              Low               High             Low
2003
First Quarter                               2.12              .60               2.15             .64
Second Quarter                              .59               .05               .64              .055
Third Quarter                               .12               .026              .13              .033
Fourth Quarter                              .19               .031              .21              .037

2002
January 2 through March 28                  .75               .11              1.01              .35
April 1 through April 17                    .19               .15               .35              .18
April 18 through June 28                   9                 2.60                10             2.65
(After a 1 for 15 reverse split)
July 1 through September 30                2.21              1.01              2.50             1.05
October 1 through December 31              1.31               .43              1.38              .49

Recent Sales of Unregistered Securities

Unless otherwise noted, the following shares were issued to an accredited investor in a private transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

In April 2002, a reverse merger adjustment of 753,360 shares of common stock was recorded.

In April 2002, 53,330 shares of common stock were cancelled.

In May 2002, the Company issued 1,400,000 shares of common stock at $0.50 share for services provided.

On July 26, 2002, the Company issued 75,000 shares of its common stock in exchange for 1,000,000 shares of Electro-Luminescent Technologies, Inc.

On August 1, 2002, the Company issued to one entity consultant of the Company as consideration for consulting services 30,000 shares of its common stock.

On August 15, 2002, the Company sold 210,750 shares of Series A Preferred stock to several private investors.

On September 16, 2002, the Company issued to one entity consultant of the Company as consideration for consulting services 25,000 shares of its common stock.

In October 2002, the Company issued 120,000 shares of common stock at $0.72 per share for services provided.

On October 24, 2002, the Company issued 6,000,000 shares of its common stock in exchange for all of the issued and outstanding shares of Paradigm Solutions Group, LLC.

On October 24, 2002, the Company issued 210,000 shares of its common stock in exchange for all of the issued and outstanding shares of Spoken Data.

In October 2002, the Company issued 970,000 shares of common stock as incentive for preferred shareholders.

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

In December 2002, the Company issued 50,000 shares of common stock at $1.05 per share for services provided.

On December 20, 2002, the Company issued to 2 individual consultants of the Company as consideration for lobbying services 25,000 shares of its common stock at $1.13 per share.

On December 20, 2002, the Company issued 462,000 shares of its common stock in exchange for all of the issued and outstanding shares of AskPhysician.com, Inc.

In December 2002, the Company sold 76,666 shares of common stock at $0.30 per share for cash.

During April 2003, the Company issued 65,000 shares of common stock for notes payable and interest of $23,155.

Under an arrangement whereby FullCircle Registry, Inc. received $200,000 in gross funding in February 2003 and another $400,000 in April 2003, which is secured by convertible debentures, certain holders exercised a portion of their conversion privilege in April 2003 resulting in the issuance of 258,181 shares in free-trading common stock.

Under an arrangement whereby FullCircle Registry, Inc. received $200,000 in gross funding in February 2003 and another $400,000 in April 2003, which is secured by convertible debentures, certain holders exercised a portion of their conversion privilege in May 2003 resulting in the issuance of 980,000 shares in free-trading common stock.

During May 2003, the Company issued 877,112 shares of common stock for notes payable and accrued interest at $0.16 per share.

During May 2003, the Company issued 220,279 shares of common stock as compensation for services valued at $38,000.

During the May 2003 meeting of the FullCircle Registry, Inc.'s board of directors, the board unanimously approved resolutions authorizing the issuance of common stock under a Stock Incentive Plan for employees, directors and independent contractors. The Company filed a Registration Statement on Form S-8 to register those shares on May 22, 2003.

During May 2003, the Company issued 225,689 shares of common stock for notes payable and accrued interest at $0.16 per share.

Under an arrangement whereby FullCircle Registry, Inc. received $200,000 in gross funding in February 2003 and another $400,000 in April 2003, which is secured by convertible debentures, certain holders exercised a portion of their conversion privilege in May 2003 resulting in the issuance of 1,192,886 shares in free-trading common stock at $0.03 per share.

Under an arrangement whereby FullCircle Registry, Inc. received $200,000 in gross funding in February 2003 and another $400,000 in April 2003, which is secured by convertible debentures, certain holders exercised a portion of their conversion privilege in June 2003 resulting in the issuance of 714,608 shares in free-trading common stock at $0.03 per share.

Under an arrangement whereby FullCircle Registry, Inc. received $200,000 in gross funding in February 2003 and another $400,000 in April 2003, which is secured by convertible debentures, certain holders exercised a portion of their conversion privilege in June 2003 resulting in the issuance of 734,550 shares in free-trading common stock at $0.04 per share.

During June 2003, we issued 666,623 shares of common stock for services valued at $82,921.

During June 2003, the Board of Directors and shareholders approved an increase in the number of authorized shares of common stock to 200,000,000.

During July 2003, the Company issued 20,000 shares of common stock for settlement of accounts payable at $0.09 per share.

Under an arrangement whereby FullCircle Registry, Inc. received $200,000 in gross funding in February 2003 and another $400,000 in April 2003, which is secured by convertible debentures, certain holders exercised a portion of their conversion privilege in July 2003 resulting in the issuance of 834,373 shares in free-trading common stock at $0.04 per share.

Under an arrangement whereby FullCircle Registry, Inc. received $200,000 in gross funding in February 2003 and another $400,000 in April 2003, which is secured by convertible debentures, certain holders exercised a portion of their conversion privilege in July 2003 resulting in the issuance of 1,170,523 shares in free-trading common stock at $0.03 per share.

During July 2003, the Company sold 3,750,000 shares of common stock for cash at $0.04 per share.

During July 2003, The Company received and cancelled the 6,000,000 shares of common stock that had been used to purchase its Paradigm subsidiary.

During July 2003, the Company issued 40,000 shares of common stock for services at $0.06 per share.

During August 2003, The Company issued 2,103,736 shares of common stock for convertible debentures and accrued interest at $0.02 per share.

During August 2003, the Company issued 500,081 shares of common stock for services performed at $0.04 per share.

In September of 2003, we issued 1,516,207 shares of common stock in exchange for the cancellation of convertible debentures and accrued interest at $0.02 per share.

In September of 2003, we issued 2,812,498 shares of common stock in exchange for the cancellation of convertible debentures and accrued interest at $0.01 per share.

In September of 2003, we issued 112,000 shares of common stock in exchange for services valued at $6,720.

In September 2003, we issued 3,117,498 shares of common stock in exchange for services at $0.04 per share.

In October 2003, the Company issued 1,406,249 shares of common stock for convertible debentures and interest at $0.01 per share.

In November 2003, the Company issued 2,715,187 shares of common stock as payment of a penalty on a default of convertible debentures at $0.05 per share.

In November 2003, the Company issued warrants for $13,343 in common stock.

In November 2003, the Company issued 431,000 shares of common stock as compensation for services performed at $0.05 per share.

In November 2003, the Company issued 10,000 shares of common stock for services performed at $0.05 per share.

In December 2003, the Company issued 9,037,500 shares of common stock for 180,750 shares of preferred stock.

In December 2003, the Company issued 39,000 shares of common stock for services performed at $0.15 per share.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Results of Operations Years Ended December 31, 2003 and 2002

Fullcircle had revenues of $110,119 during the year ended December 31, 2003 compared to revenues of only $8,936 during 2002. The significant increase in revenues during fiscal 2003 is largely due to increased sales by our parent company, FullCircle. We also generated approximately $2,000 in revenue from ongoing operations of our subsidiary AskPhysicians.com. None of our other subsidiaries had any operations or generated any revenues during 2003. A cost of sales in 2003 of $126,779 yielded a gross loss before operating expenses of $16,660. In 2002, the Company had cost of sales of $2,286 and showed a gross profit of $6,650 before operating expenses. Operating expenses during 2003 were $1,611,611 and interest expenses were $38,423. As a result of these factors the Company realized an operating loss of $1,628,271 and a net loss of $1,671,911 for 2003. During the year ended December 31, 2002, operating expenses were $2,856,575, expenses associated with reorganization were $310,000, and interest expenses were $34,341 resulting in a net loss for the Company of $3,321,402.

The approximately 50% decrease in net loss, year to year, during 2003 is attributable to higher expenses during 2002. During 2002, $1,839,625 of our general and administrative expenses were attributable to stock issuances. This represented more than 50% of our total expenses during 2002. Issuances of stock to investors, along with compensation to starting salespeople, development of marketing and other strategic partnerships, and the marketing of our product, all resulted in higher expenses during the early stages of our business model in 2002.

Liquidity and Capital Resources

At December 31, 2003 our total assets were $439,804 compared to total assets of $5,207,993 at December 31, 2002. The reduction in assets from the beginning of the year was due a reduction in goodwill and product rights associated with divesting ourselves of Paradigm Solutions in July of 2003.

Total current assets at December 31, 2003 consisted of $479 in cash. Current assets at December 31, 2002 were $94,567 in commission advances. Total property and equipment at December 31, 2003 was $485,885 compared to property and equipment of $463,545 at December 31, 2002. Other assets at December 31, 2003 were $280,330 compared to $4,679,724 at December 31, 2002. The decrease in other assets is due to a reduction in goodwill from $4,464,718 at December 31, 2002 to $0 at December 31, 2003, and the elimination of $354,063 in product development and operating rights. The reductions in goodwill and product rights were due to divesting ourselves of Paradigm Solutions in July of 2003.

Our liabilities decreased substantially from December 31, 2002 through December 31, 2003. Total liabilities at December 31, 2002 were $1,050,844 compared to total liabilities of $779,290 at December 31, 2003. The reduction in liabilities was due to selling Paradigm Solutions and canceling existing payables of $227,211, $19,435 in accrued expenses and $14,863 in deferred Paradigm revenues.

Net cash provided by financing activities was $659,771 during the year ended December 31, 2003 and was primarily related to proceeds of $477,900 from convertible debentures. We also received $105,969 from notes payable.

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

The warrants are exercisable until seven years from the date of issuance at a purchase price of $0.075. In addition, the exercise price of the warrants will be adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of the warrant.

The full principal amount of the convertible debentures are due upon default under the terms of convertible debentures. The investors hold a security interest in substantially all of our assets, intellectual property and registration rights with respect to the shares underlying the debentures and warrants.

During 2003, we have been negotiating to reduce these convertible debentures and warrants through issuances of common stock. Through December 31, 2003 we have continued to reduce notes payable, convertible debentures and associated interest. During 2003, we issued stock for the conversion of debentures and related interest. Through the twelve months ended December 31, we have settled $203,015 in notes payable and $369,307 in convertible debentures through the issuance of stock. In November 2003, we defaulted on the convertible debenture agreement and a new note was signed pursuant to a settlement agreement. The balance of the new note is $345,533 at December 31, 2003 and is due in November 2004. We intend to continue decreasing our notes payable through the issuance of common stock.

Our material funding requirements include operating debt, salaries, professional fees, and the maintenance of our office and equipment leases. We will also have ongoing operating costs related to maintaining our emergency data retrieval services, enhancing our registry, and hardware and software upgrades. During the second quarter of 2003, we executed a contract to provide a significant portion of these services in exchange for our common stock. As of December 31, 2003 we had no capital commitments.

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

We require additional capital to supplement our anticipated revenues and fund our continuing operations. We have relied upon advances from officers and shareholders and we have issued stock to finance our operations to this point. Fullcirlce currently owes $575,590 in notes payable to related parties. There are no agreements or understandings that additional funding will be forthcoming. Our auditors have expressed concern that the Company has experienced losses from operations and negative cash flows from operations since inception. We have negative working capital and a capital deficiency at December 31, 2003. These conditions raise substantial doubt about our ability to continue as a going concern.

Item 7. Financial Statements

The financial statements of the Company appear on Page 24.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date"). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b) Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.


Name                            Age       Positions                                                      Since

Isaac Boutwell                  71        Chief Executive Officer and Director                           2002

Trent Oakley                    45        Chief Financial Officer and Director                           2003

David E. Allen                  50        Director                                                       2003

Alec Stone                      62        Chairman of the Board                                          2003

Toby G. Wolcott                 59        Director                                                       2003



The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

Issac M. Boutwell, Chief Executive Officer and Director. Mr. Boutwell was elected a director of FullCircle Registry in October 2002. Subsequent to the resignation of our former CEO, Chris Whitten in 2003, Mr. Boutwell was named Chief Executive Officer of FullCircle. Mr. Boutwell is the sole owner of two movie theatres in Kentucky, The Movie Palace in Elizabethtown, and The Dixie Dozen in Louisville, and has been an owner since 1980. Mr. Boutwell has also owned an 1800 acre commercial cattle ranch in Kentucky since 1982.

Trent Oakley, Chief Financial Officer and Director. Mr. Oakley has been the Chief Financial Officer of FullCircle since 2003 and a Director since April 2003. Prior to joining FullCircle, Mr. Oakley was an independent marketing agent and sales manager for 10 years, contracting his services to various insurance companies including Transamerica Life, American United Life, and Guarantee Reserve Life. Mr. Oakley has also been a sales manager with John Hancock Financial Services from 1985 to 1992 and a marketing representative with Prudential Financial Services from 1993 to 1995.

David E. Allen, Director. Mr. Allen was appointed a director of FullCircle Registry in April 2003. Since 1978, Mr. Allen has been the owner and general manager of Allen Air Conditioning and Heating.

Alec Stone, Chairman of the Board of directors. Alec Stone was born on September 28, 1941. Mr. Stone has been an attorney in private practice since 1968 and currently serves as Chairman of the Board for FullCircle Registry, Inc. Mr. Stone is not currently serving on the Board of any other public company.

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

Item 10. Executive Compensation

Compensation of Directors

Directors receive 2,000 shares of common stock for each Board meeting that they attend in person. During 2003 Directors received the following shares of common stock for attending Board meetings:

Name                        Shares              Reason

David Allen                 20,000              Attendance at 10 Board Meetings

W. Garriott Baker           18,000              Attendance at 9 Board Meetings

Isaac Boutwell              20,000              Attendance at 10 Board Meetings

John Bruington              18,000              Attendance at 9 Board Meetings

Paul Crouse                  2,000              Attendance at 1 Board Meeting

Myron Feinberg               8,000              Attendance at 4 Board Meetings

Trent Oakley                20,000              Attendance at 10 Board Meetings

Chris Rhodes                 8,000              Attendance at 4 Board Meetings

Matthew Skiles               8,000              Attendance at 4 Board Meetings

Alec Stone                  12,000              Attendance at 6 Board Meetings

Steven Whitten               6,000              Attendance at 3 Board Meetings

Janice Whelan               16,000              Attendance at 8 Board Meetings

Toby Wolcott                20,000              Attendance at 10 Board Meetings

Total Shares               176,000

Compensation of Officers

The following table lists the compensation received by our former and current officers over the last three years.


                           SUMMARY COMPENSATION TABLE

                    Annual Compensation                  Long Term Compensation
------------------------------------------------------------------------------------------------------------------------------------
                                                                             Awards                 Payouts
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   Securities
                                                                     Restricted    Underlying
 Name and                Year       Salary  Bonus($)  Other Annual   Stock Awards   Options/     LTIP Payouts ($)  All Other Compen-
 Principal Position      Ended        ($)               Compen-          ($)        SARs (#)                           sation ($)
 Of Former Officers.                                  sation ($)
------------------------------------------------------------------------------------------------------------------------------------
Anthony B. Ramon          12/31/03         0                    0          0           0
Former CEO, resigned      12/31/02         0                    0          0           0
10/08/01                  12/31/01    47,153                    0          0           0

Jim Reskin                12/31/03         0                    0     35,245(1)        0
Former CEO, resigned      12/31/02   120,000                    0          0     414,000(2)
4/9/03                    12/31/01    60,000                    0          0           0

Steve Whitten(11)         12/31/03         0                    0     18,580(3)        0
Former CEO, resigned      12/31/02         0                    0          0           0
9/30/03                   12/31/01         0                    0          0           0

Garriott Baker(12)        12/31/03    70,307.63       37,153.74(4)     7,950(5)  200,000(6)
Former President,         12/31/02    72,000(7)            87,000          0           0
resigned                  12/31/01         0                    0          0           0
10/01/03

------------------------------------------------------------------------------------------------------------------------------------
                                    Annual Compensation                         Long Term Compensation

                                                                            Awards                 Payouts
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   Securities
                                                                     Restricted    Underlying
 Name and                Year       Salary  Bonus($)  Other Annual   Stock Awards   Options/     LTIP Payouts ($)  All Other Compen-
 Principal Position      Ended        ($)               Compen-          ($)        SARs (#)                           sation ($)
 Of Former Officers.                                  sation ($)
------------------------------------------------------------------------------------------------------------------------------------
Isaac Boutwell(13)      12/31/03        0                  0               0             0
CEO and Director since  12/31/02        0                  0               0             0
10/01/03                12/31/01        0                  0               0             0

Trent Oakley(14)        12/31/03   40,250          37,553.06(8)     15,400(9)   200,000(10)
CFO, Executive VP and   12/31/02        0                  0               0             0
CMO since June 2003     12/31/01        0                  0               0             0


    (1) Jim Reskin received 225,689 shares worth $35,245 as compensation during 2003.

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

     (3) Steve Whitten received 115,000 shares worth 18,580 as compensation during 2003.

     (4) B-Advisors, an entity controlled by Garrriott Baker, received payments totaling $37,153.74 in 2003.

     (5) Mr Baker received 80,000 shares worth $7,950 as compensation during 2003.

     (6) Mr. Baker exercised 200,000 stock options at a price of $0.001 per share for a total of $200.

     (7) Mr. Baker signed an employment agreement on July 1, 2002 to be the President of Paradigm Solutions Group, LLC for an annual salary of $72,000. Mr. Baker also received an office allowance of $250 per month during 2002. Additionally, Mr. Baker was entitled to receive additional monthly compensation at a minimum of $7,000, based upon the number of active participants in the HealthIER Plan. Mr. Baker received $7,000 a month, and an additional $1.00 for each HealthIER Plan participant that exceeds $7,000.

     (8) Trent Oakley, Inc., an entitiy owned by Trent Oakley received $5,000 in payments for consulting services in 2003. Additionally, Progressive Management Solutions, an entity owned by Trent Oakley, received $32,553.06 in commissions and for consulting services in 2003.

     (9) Mr. Oakley received 95,000 shares worth $15,400 as compensation during 2003.

    (10) Mr. Oakley exercised 200,000 stock options at a price of $0.001 per share for a total of $200.

    (11) Steve Whitten also received an additional 6,000 shares compensation for duties performed as a Director of the Company.

    (12) Mr. Baker also received an additional 18,000 shares compensation for duties performed as a Director of the Company.

    (13) Mr. Boutwell received 20,000 shares compensation for duties performed as a Director of the Company.

    (14) Mr. Oakley also received an additional 20,000 shares compensation for duties performed as a Director of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of December 31, 2003, the name and shareholdings of each person known to us that either directly or beneficially holds more than 5% of our 52,128,476 issued and outstanding shares of common stock, par value $.001. The table also lists the name and shareholdings of each director and of all officers and directors as a group. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.


                                                                      Number of Shares
                                                                          Beneficially
Name and Address                              Title of Class              Owned                % of Shares
Isaac Boutwell (1)(2)                             Common                 3,689,820                   7.07%
1815 Cann School Lane
East View, KY 42732

Trent Oakley (1)(2)                               Common                   467,218                   0.89%
8210 Smithtown Rd.
Louisville, KY 40218

David E. Allen (1)                                Common                    74,967                    0.1%
5350 Stiles Rd.
Howardstown, KY 40051

Alec Stone (1)                                    Common                 6,781,422                     13%
830 Lawrence St.
Brandenburg, KY 40108

Toby G. Wolcott (1)                               Common                    20,000                   0.04%
7521 Newton Dr.
Louisville, KY 40228

AJW Partners, LLC                                 Common                 2,715,187(3)                 5.2%
C/0 1044 Northern Blvd Suite 30
Rosyln, NY 11576

W Paul Crause                                     Common                 3,000,000                    5.8%
4181 Waterbrook Way
Greenwood, IN 46143

George Harman                                     Common                 5,032,730                    9.7%
3033 Ring Rd.
Elizabethtown, KY 42701

Superior Solutions Group, LLC                     Common                 5,665,030                   10.9%
5172 E 65th St. Suite 105
Indianapolis, IN 46220

-----------------------------------------------------------------------------------------------------------
All Executive Officers and Directors as a group (5 persons)             11,033,427                  21.16%

(1)  Director
(2)  Officer
(3) AJW Offshore LTD holds 1,152,325 shares, AJW Partners, LLC holds 781,431 shares, and AJW Qualified Partners, LLC holds 781,431 shares for a total of 2,715,187 shares.

Item 12. Certain Relationships and Related Transactions.

     The Company entered into a lease agreement for office space whereby we make direct payments to the lessor although the lease is held in the name of a minority shareholder. The monthly lease payment is $3,003 and the lease expires in December 2004. Rent expense was approximately $44,000 and $40,781 for 2003 and 2002, respectively.

     The Company has notes payable due to Isaac Boutwell of $126,072 and $0 as of December 31, 2003 and 2002, respectively.

     The Company has notes payable due to shareholders of $449,518 and $616,126, respectively.

Item 13. Exhibits and Reports on Form 8-K.

Exhibits:

Exhibit Number                Title                                                            Location

31.1                          Certification of the Principal Executive Officer pursuant
                              to Section 302 of the Sarbanes-Oxley Act of 2002                 Attached

                              Certification of the Principal Financial Officer pursuant
31.2                          to Section 302 of the Sarbanes-Oxley Act of 2002                 Attached

                              Certification of the Principal Executive Officer  pursuant
32.1                          to U.S.C. Section 1350 as adopted pursuant to Section 906
                              of the Sarbanes-Oxley Act of 2002                                Attached

                              Certification of the Principal Financial Officer pursuant
32.2                          to U.S.C. Section 1350 as adopted pursuant to Section 906
                              of the Sarbanes-Oxley Act of 2002                                Attached

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of FullCircle's annual financial statement and review of financial statements included in FullCircle's 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $21,400 for fiscal year ended 2002 and $33,500 for fiscal year ended 2003.

Audit-Related Fees

There were no fees for other audit related services for fiscal year ended 2003.

Tax Fees

There were no fees for tax compliance, tax advice and tax planning for the fiscal years 2003 and 2002.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       FULLCIRCLE REGISTRY, INC.


Date: April 14,2004                                   /s/Isaac Boutwell
                                                         ---------------
                                                         Isaac Boutwell
                                                         Chief Executive Officer


Date: April 14,2004                                   /s/Trent Oakley
                                                         -----------------
                                                         Trent Oakley
                                                         Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: April 14, 2004                                  /s/Isaac Boutwell
                                                         ----------------
                                                         Isaac Boutwell
                                                         Director


Date: April 14, 2004                                  /s/Trent Oakley
                                                         ----------------
                                                         Trent Oakley
                                                         Director

Date: April 14, 2004                                     By:________________

                                                         Alec Stone
                                                         Director

Date: April 14, 2004                                 /S/ David E. Allen
                                                         -----------------
                                                         David E. Allen
                                                         Director

Date: April 14, 2004                                     By:_______________
                                                         Toby G. Wolcott
                                                         Director

                                 C O N T E N T S

Independent Auditor's Report................................................................................... 23

Consolidated Balance Sheets.................................................................................... 24

Consolidated Statements of Operations.......................................................................... 26

Consolidated Statements of Stockholders' Equity................................................................ 27

Consolidated Statements of Cash Flows.......................................................................... 33

Notes to the Consolidated Financial Statements................................................................. 35

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of FullCircle Registry, Inc.

We have audited the accompanying consolidated balance sheets of FullCircle Registry, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FullCircle Registry, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the consolidated results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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



/S/
Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
February 6, 2004

                            FullCircle Registry, Inc.

                           Consolidated Balance Sheets

                                   ASSETS

                                                                         December 31,
                                                     ----------------------------------------------------
                                                                 2003                        2002
                                                     ----------------------------------------------------
   CURRENT ASSETS:
     Cash                                             $          479              $             -
     Commission advances                                           -                       94,567
                                                     ----------------------------------------------------

         Total Current Assets                                    479                       94,567
                                                     ----------------------------------------------------

   PROPERTY AND EQUIPMENT:
      Computers and equipment                                 84,936                       62,596
      Office furniture and fixtures                           10,153                       10,153
      Software                                               390,796                      390,796
                                                     ----------------------------------------------------

                                                             485,885                      463,545
                                                     ----------------------------------------------------
   Less:
      Accumulated depreciaton - software                    (279,592)                    (180,898)
      Accumulated depreciaton                                (47,298)                     (28,945)
                                                     ----------------------------------------------------

         Total Property and Equipment                        158,995                      253,702
                                                     ----------------------------------------------------

   OTHER ASSETS:
      Net assets from discontinued operations                      -                       96,256
      Investments available for sale                         279,330                      117,750
      Goodwill                                                     -                    4,464,718
      Deposits                                                 1,000                        1,000
                                                     ----------------------------------------------------

         Total Other Assets                                  280,330                    4,679,724
                                                     ----------------------------------------------------

        TOTAL ASSETS                                  $      439,804                 $  5,027,993
                                                     ====================================================

   The accompanying notes are an integral part of these financial statements.

                            FullCircle Registry, Inc.
                     Consolidated Balance Sheets (Continued)


                                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                             December 31,
                                                              ------------------------------------------------

                                                                     2003                 2002
                                                              ------------------- ----------------------------

CURRENT LIABILITIES:

   Bank overdraft                                             $               -      $           988
   Accounts payable                                                     115,381              133,995

   Accounts payable - related party                                           -               17,725

   Accrued expenses                                                      48,555               86,752
   Current protion of long-term liabilities                             606,896              311,384
                                                              ------------------- ----------------------------

      Total Current Liabilities                                         770,832              550,844
                                                              ------------------- ----------------------------

LONG-TERM LIABILITIES:

   Notes payable                                                         26,250              195,258
   Notes payable-related party                                          575,590              616,126

   Capital lease                                                         13,514                    -
   Less: current portion of long-term liabilities                      (606,896)            (311,384)
                                                              ------------------- ----------------------------


     Total Long Term Liabilities                                          8,458              500,000
                                                              ------------------- ----------------------------

     Total Liabilities                                                  779,290            1,050,844
                                                              ------------------- ----------------------------


STOCKHOLDERS' EQUITY:
   Preferred stock, authorized 5,000,000 shares of
   $.001              par value,
   issued and outstanding 30,000 and 210,750 shares,
   respectively                                                              30                  211
   Common stock, authorized 200,000,000 shares of
   $.001 par value, issued and
   outstanding 52,128,476 and 22,577,696 shares,
   respectively                                                          52,128               22,578
   Additional paid in capital                                         5,584,540            8,420,213
   Accumulated comrehensive income                                      161,580                    -
   Retained earnings (deficit)                                       (6,137,764)          (4,465,853)
                                                              ------------------- ----------------------------

      Total Stockholders' Equity                                       (339,486)           3,977,149
                                                              ------------------- ----------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $        439,804     $      5,027,993
                                                              =================== ============================

   The accompanying notes are an integral part of these financial statements.

                            FullCircle Registry, Inc.
                      Consolidated Statements of Operations

                                                                        For the Years Ended
                                                                            December 31,
                                                               ---------------------------------------
                                                                      2003                2002
                                                               ---------------------------------------
Revenues                                                        $       110,119      $         8,936

Cost of sales                                                           126,779                2,286
                                                               ---------------------------------------

Gross Profit                                                            (16,660)               6,650

Operating Expenses
  Selling, general & administrative                                   1,611,611            2,856,575
                                                               ---------------------------------------

    Total Operating Expenses                                          1,611,611            2,856,575
                                                               ---------------------------------------

Operating Income (Loss)                                              (1,628,271)          (2,849,925)

Other Income (Expense)

   Reorganization expense                                                     -             (310,000)

   Gain on settlement of debt                                            43,848                    -
   Interest expense                                                     (38,423)             (34,341)
                                                               ---------------------------------------

    Total Other Income (Expense)                                          5,425             (344,341)
                                                               ---------------------------------------

Net Income (Loss) from Continuing Operations                         (1,622,846)          (3,194,266)

Discontinued Operations
Gain (loss) from operations (net of income
   taxes of $0)                                                         (49,065)            (127,136)
Gain (loss) on disposal (net of income  taxes
   of $0)                                                                     -                    -
                                                               ---------------------------------------

 Total Gain (Loss) From Discontinued
   Operations                                                           (49,065)            (127,136)

Net Income (Loss)                                               $    (1,671,911)      $  (3,321,402)
                                                               =======================================

Net Income (Loss) Per Share                                     $         (0.05)      $       (0.22)
                                                               =======================================

Weighted Average Shares Outstanding                                  31,529,839          15,022,714
                                                               =======================================

   The accompanying notes are an integral part of these financial statements.

                                                   FullCircle Registry, Inc. and Subsidiaries
                                            Consolidated Statements of Stockholders' Equity (Deficit)



                                                Preferred Stock         Common Stock            Additional   Retained   Accumulated
                                      ---------------------------------------------------------  Paid-in     Earnings  Comprehensive
                                              Shares       Amount    Shares        Amount        Capital     (Deficit)  Income
                                     -----------------------------------------------------------------------------------------------

Balance, December 31, 2001                    -     $       -      12,000,000    12,000      $   14,103    $(1,144,451)     -

April 2002 - reverse merger
adjustment                                    -             -         753,360       753           (753)          -          -

April 2002 - stock cancelled                  -             -         (53,330)      (53)            53           -          -

May 2002 - stock issued for
services at $0.50 per share                   -             -       1,400,000     1,400        698,600           -          -

July 2002 - stock issued for
services at $1.90  per share                  -             -          30,000        30         56,970           -          -

July 2002 - stock issued for
acquisition of ELTI                           -             -          75,000        75        117,675           -          -

August 2002 - stock issued
for cash at $5.00 per share             210,750           211               -         -      1,053,539           -          -

Note forgiveness by
shareholders, contribution                    -             -               -         -        728,693           -          -

September 2002 - stock
issued for services at $1.70
  per share                                   -             -          25,000        25         42,475           -          -

October 2002 - stock issued
for services at $0.72
per share                                     -             -         120,000       120         86,280           -          -

October 2002 - stock issued
 for acquisition of Paradigm                  -             -       6,000,000     6,000      4,014,000           -          -

October 2002 - stock issued
for acquisition of
  Spoken Data                                 -             -         210,000       210        140,490           -          -

October 2002 - stock issued
as incentive for preferred
  shareholders                                -             -         970,000       970        885,006           -          -

December 2002 - stock issued
for exercies of options
  at $0.01 per share                          -             -         414,000       414          3,726           -          -

December 2002 - stock issued
for cash at $0.25
  per share                                   -             -          20,000        20          4,980           -          -

December 2002 - stock issued
 for services at $1.05 per share              -             -          50,000        50         52,450           -          -

December 2002 - stock issued
 for services at $1.13
  per share                                   -             -          25,000        25         28,225           -          -

December 2002 - stock issued
for acquisition of
  AskPhysician.com                            -             -         462,000       462        470,778           -          -

December 2002 - stock issued
for cash at $0.30
  per share                                   -             -          76,666        77         22,923           -          -

Net income (loss) for the
 year ended
  December 31, 2002                           -             -               -         -              -  (3,321,402)         -
                              ------------------------------------------------------------------------------------------------------


Balance, December 31, 2002              210,750      $    211      22,577,696  $ 22,578   $  8,420,213 $(4,465,853) $       -


                   FullCircle Registry, Inc. and Subsidiaries
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)



                                        Preferred Stock               Common Stock             Additional    Retained   Accumulated
                                     --------------------------------------------------        Paid-in       Earnings  Comprehensive
                                          Shares     Amount        Shares         Amount       Capital       (Deficit)    Income
                                     -----------------------------------------------------------------------------------------------
April 2003 - stock issued
for notes payable and
accrued interest at $0.36
per share                                       -          -          65,000           65            23,155         -             -

April 2003 - stock issued
for convertible debentures
and accrued interest at
$0.11 per share                                 -          -         258,181          258            28,916         -             -

May 2003 - stock issued
for convertible debentures
and accrued interest at $0.08
per share                                       -          -         980,000          980            72,520         -             -

May 2003 - stock issued for
notes payable and
accrued interest at $0.16
per share                                       -          -         877,112          877           142,809         -             -

May 2003 - stock issued for
deferred compensation
at $0.16 per share                              -          -         220,279          220            37,780         -             -

May 2003 - stock issued for
notes payable at $0.16 per share                -          -         225,689          226            35,884         -             -

May 2003 - stock issued for
convertible debentures and accrued
interest at $0.03 per share                     -          -        1,192,886       1,193            28,807         -             -

June 2003 - stock issued for convertible
debentures and accrued interest at
$0.03 per share                                 -          -          714,608         715            17,150         -             -

June 2003 - stock issued for convertible
debentures and accrued interest at
$0.04 per share                                 -          -          734,550         735            31,806         -             -

June 2003 - stock issued for services
at $.12 per share                               -          -          666,623         667            79,328         -             -

July 2003 - stock issued for
settlement of accounts
payable at $0.09 per share                      -          -           20,000          20             1,780         -             -

July 2003 - stock issued for
convertible debentures
and accrued interest at $0.04 per share         -          -          834,373         834            31,707         -             -

July 2003 - stock issued for convertible
debentures and accrued interest at $0.03
per share                                       -          -        1,170,523       1,171            31,370         -             -

July 2003 - stock issued for cash at $0.04
per share                                       -          -        3,750,000       3,750           146,250         -             -

July 2003 - stock received and canceled
from sale of subsidiary                         -          -       (6,000,000)     (6,000)       (3,973,246)        -             -

July 2003 - stock issued for services
at $0.06 per share                              -          -           40,000          40             2,360         -             -

August 2003 - stock issued for
convertible debentures and accrued
interest at $0.02 per share                     -          -        2,103,736       2,103            42,298         -             -

August 2003 - stock issued for
services at $0.04 per share                     -          -          500,081         500            19,503         -             -

September 2003 - stock issued
for convertible debentures
and accrued interest at $0.02 per share         -          -        1,516,207       1,516            21,227         -             -

                   FullCircle Registry, Inc. and Subsidiaries
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                           Preferred Stock               Common Stock    Additional      Retained    Accumulated
                                       ------------------------------------------------    Paid-in       Earnings   Comprehensive
                                            Shares     Amount      Shares     Amount       Capital       (Deficit)      Income
                                       ------------------------------------------------------------------------------------------
September 2003 - stock issued
 for convertible debentures
 and accrued interest at
 $0.01 per share                               -          -      2,812,498     2,812       33,188           -             -

September 2003 - stock issued
 for services at $0.06 per share               -          -        112,000       112        6,608           -             -

September 2003 - stock issued
 for services at $0.04 per share               -          -      3,117,498     3,117      121,583           -             -

October 2003 - stock issued for
 convertible debentures and accrued
 interest at $0.01 per share                   -          -      1,406,249     1,406       16,594           -             -

November 2003 - stock issued for
 penalty on default of convertible
 debentures at $0.05 per share                 -          -      2,715,187     2,715      133,044           -             -

November 2003 - warrants issued                -          -              -         -       13,343           -             -

November 2003 - stock issued for
 services at $0.05 per share                   -          -        431,000       431       21,119           -             -

December 2003 - stock issued for
 services at $0.05 per share                   -          -         10,000        10          490           -             -


December 2003 - stock issued for
 preferred stock                        (180,750)      (181)     9,037,500     9,038       (8,857)          -             -


December 2003 - stock issued for
 services at $0.15 per share                   -          -         39,000        39        5,811           -             -

Net change in unrealized gain
 (loss) on available for
  sale investments                             -          -             -          -            -           -       161,580

Net income (loss) for the year
 ended December 31, 2003                       -          -             -          -            -  (1,671,911)            -

                                       ------------------------------------------------------------------------------------------
Balance, December 31,  2003               30,000  $      30    52,128,476  $  52,128  $ 5,584,540 $(6,137,764)  $   161,580
                                       ==========================================================================================

                            FullCircle Registry, Inc.
                      Consolidated Statements of Cash Flows

                                                                                            For the Years Ended
                                                                                             December 31,
                                                                              --------------------------------------------

                                                                                       2003                 2002
                                                                              --------------------------------------------

Cash Flows from Operating Activities

  Net Income (Loss)                                                            $    (1,671,911)        $  (3,321,402)
  Less: Net Income (Loss) from Discontinued Operations                                 (49,065)             (127,136)
                                                                              --------------------------------------------
  Net Income (Loss) from Continuing Operations                                 $    (1,622,846)        $  (3,194,266)
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operations:
     Depreciation and amortization                                                     112,746               402,794
     Stock issued for services                                                         299,718             1,839,625
     Stock issued for penalty on default of convertible debentures                     135,759                     -
     Note payable issued for finance charges                                           119,714                     -
     Deposits                                                                                -                   717
     Write off of goodwill                                                             168,110                     -
     Warrants issued                                                                    13,343                     -
     Convertible debentures issued for services                                        122,100                     -
     Gain on settlement of debt                                                        (43,848)
  Change in Assets and Liabilities
     (Increase) decrease in commission advances                                         94,567               (94,567)
     Increase (decrease) in bank overdraft                                                (988)                  988
     Increase (decrease) in accounts payable                                               710               (18,296)
     Increase (decrease) in accrued expenses                                            27,459               (23,834)
                                                                              --------------------------------------------

  Net Cash Provided(Used) by Continuing Operating Activities                          (573,456)           (1,086,839)
                                                                              --------------------------------------------

Cash Flows from Investing Activities
  Cash acquired from subsidiaries                                                            -                 3,130
  Cash paid in sale of subsidiary                                                      (40,000)                    -
  Cash paid for notes receivable                                                       (45,000)               20,000
  Cash paid for property and equipment                                                    (836)               (7,444)
                                                                              --------------------------------------------

  Net Cash Provided (Used) by Investing Activities                                     (85,836)               15,686
                                                                              --------------------------------------------

Cash Flows from Financing Activities
  Cash received from line of credit                                                          -                 9,731
  Cash paid for line of credit                                                               -               (34,865)
  Cash received from convertible debentures                                            477,900                     -
  Cash received from notes payable                                                           -               550,977

                            FullCircle Registry, Inc.
                      Consolidated Statements of Cash Flows (continued)


  Cash paid for notes payable                                                                -              (656,831)
  Cash received from issuance of treasury stock                                              -               100,000
  Cash received from notes payable -related party                                      105,969                     -
  Cash paid for capital leases                                                          (4,577)                    -
  Cash paid for notes payable -related party                                           (69,521)                    -
  Cash received from issuance of stock                                                 150,000             1,098,890
                                                                              --------------------------------------------

  Net Cash Provided(Used) by Financing Activities                                      659,771             1,067,902
                                                                              --------------------------------------------

Increase (Decrease) in Cash from Continuing Operations                                     479                (3,251)

Cash and Cash Equivalents at Beginning of Period                                             -                 3,251
                                                                              --------------------------------------------

Cash and Cash Equivalents at End of Period                                     $           479      $              -
                                                                              ============================================

Cash Paid For:
  Interest                                                                     $         5,724      $         17,910
                                                                              ============================================
  Income Taxes                                                                 $             -      $              -
                                                                              ============================================

Non-Cash Activities:
Stock issued for services                                                      $       299,718      $      1,839,625
                                                                              ============================================
Stock issued for investments                                                   $             -      $      5,059,690
                                                                              ============================================
Note payable issued for investments                                            $             -      $        500,000
                                                                              ============================================
Forgiveness of convertible debentures                                          $             -      $        728,693
                                                                              ============================================
Stock issued for accounts payable                                              $        18,845      $              -
                                                                              ============================================
Stock issued for notes payable and interest                                    $       203,015      $              -
                                                                              ============================================
Stock issued for convertible debentures and interest                           $       369,307      $              -
                                                                              ============================================
Convertible debentures issued for services                                     $       122,100      $              -
                                                                              ============================================
Warrants issued                                                                $        13,343      $              -
                                                                              ============================================
Stock issued for penalty on default of convertible debentures                  $       135,759      $              -
                                                                              ============================================
Note payable issued for finance charges                                        $       119,714      $              -
                                                                              ============================================
Forgiveness of note payable and accrued interest                               $        43,848      $              -
                                                                              ============================================

   The accompanying notes are an integral part of these financial statements.

                            FULLCIRCLE REGISTRY, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

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

     On July 29, 2003, the Company entered into a sales agreement for its wholly-owned subsidiary, Paradigm. Pursuant to the agreement, the 6,000,000 shares of common stock originally issued by the Company for the acquisition of Paradigm were returned to the Company and canceled. The assets and liabilities of Paradigm have been presented on the financial statements as discontinued operations. The Company has recorded the sale as a cost of treasury stock, therefore, no gain or loss has been recognized.

                           FULLCIRCLE REGISTRY, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                                                                               December 31,
                                                                    --------------------------------------
                                                                           2003          2002
             Numerator - loss                                       $  (1,671,911)  $ (3,321,402)

             Denominator - weighted average
              of shares outstanding                                    31,529,839     15,022,714
                                                                    --------------------------------------
             Loss per share                                         $       (0.05)  $      (0.22)
                                                                    ======================================

     d.   Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

     e.   Provision for Income Taxes

     No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $6,000,000 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2020. No tax benefit will be recorded until the Company generates taxable income.

     Deferred tax assets and the valuation account is as follows at December 31, 2003 and 2002:

                                                           December 31,
                                                  --------------------------------------
                                                         2003         2002
             Deferred tax asset:
                  NOL carryforward                $   2,040,000    $  1,518,000
                  Valuation allowance                (2,040,000)     (1,518,000)
                                                  --------------------------------------
                      Total                       $           -    $          -
                                                  ======================================

     f.   Use  of  Estimates  in  the  Preparation  of  Consolidated   Financial
          Statements

                            FULLCIRCLE REGISTRY, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

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

     The provision for depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the periods ended December 31, 2003 and 2002 is $112,746 and $102,794, respectively.

     h.   Principles of Consolidation

     For the years ended December 31, 2003 and 2002, the consolidated financial statements include the books and records of FullCircle Registry, Inc., Electronic Luminescent Technologies, Inc., Spoken Data Technologies, Paradigm Solutions Group, LLC (2002 only) and AskPhysicians.com, Inc. All inter-company transactions and accounts have been eliminated in the consolidation.

NOTE 2 - GOING CONCERN

     The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses negative working capital and is dependent upon raising capital to continue operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to generate additional working capital by increasing revenue as a result of new sales and marketing initiatives and by raising additional capital from investors.

NOTE 3 - LONG-TERM LIABILITIES

     Long-term liabilities are detailed in the following schedules as of December 31, 2003 and 2002:

                                                                               2003               2002
         Notes Payable - Related Party:

             Note payable to a shareholder pursuant to a settlement agreement for default on convertible debenture agreement, non interest bearing, principal due as follows: 1 month at $15,000;


                            FULLCIRCLE REGISTRY, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

NOTE 3 - LONG-TERM LIABILITIES (Continued)

             3 months at $20,000 per month; $40,000 per
             month, thereafter, matures November 2004                       $   345,533      $         -

             Note payable to a shareholder, bears interest at
              7.0% per annum, principal and interest due
              July 2002                                                               -           80,000

             Note payable to shareholders bearing interest
             at 7.0% per annum, principal and interest due
             December 2004                                                            -          500,000

             Note payable to a shareholder bears interest at
             8.0% per annum principal and interest due on
             demand                                                         $    53,985     $     36,126

             Note payable to a shareholder, non-interest
             bearing, principal due January 2004                                 50,000                -

             Note payable to an officer, non-interest bearing,
             principal due January 2004                                          50,000                -

             Note payable to an officer, bears interest at 8%
             per annum, principal and interest due on demand                     76,072                -

         Notes payable

             Note payable to an individual bears interest at
             8.0% per annum principal and interest due on
             demand                                                                   -           34,000

             Note payable to various individuals bears interest
             at 7.0% per annum principal and interest due on
             demand                                                              26,250          161,258
                                                                            ------------    -------------

         Total Notes Payable                                                    601,840          811,384
                                                                            ------------    -------------

         Capital Leases

             Capital lease payable to a leasing company, bears
             interest at 10% per annum, monthly payments due
             of $515, matures June 2006, secured by equipment               $    13,514      $         -
                                                                            ------------    -------------

         Total Capital Leases                                                    13,514                -
                                                                            ------------    -------------

     Total Long-Term Liabilities:                                               615,354          811,384

                            FULLCIRCLE REGISTRY, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

NOTE 3 - LONG-TERM LIABILITIES (Continued)

         Less current portion:                                                 (606,896)        (311,384)
                                                                            ------------    -------------

         Net Long-Term Liabilities                                          $     8,458     $    500,000
                                                                            ============    =============

     Future minimum principal payments on notes payable are as follows:

                           2004                                             $   606,896
                           2005                                                   5,587
                           2006                                                   2,871
                                                                            ------------
                           Total Long-Term Liabilities                      $   615,354
                                                                            ============

NOTE 4 - RELATED PARTY

     The Company entered into a lease agreement for office space with a shareholder. The monthly lease payment is $3,003 and the lease expires in December 2004. Rent expense was approximately $44,000 and $40,781 for 2003 and 2002, respectively.

     The Company has notes payable due to an officer of $126,072 and $0 as of December 31, 2003 and 2002, respectively [see Note 3].

     The Company has notes payable due to shareholders of $449,518 and $616,126, respectively [See Note 3].

NOTE 5 - COMMITMENTS AND CONTINGENCIES

     The Company entered into a lease agreement for office space with a shareholder [see Note 4 ]

     Future minimum operating lease payments are as follows:

                      2004                  $        36,036
                                            ----------------

                      Total                 $        36,036
                                            ================

NOTE 6 - GOODWILL/ACQUISITIONS

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

                            FULLCIRCLE REGISTRY, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

NOTE 6 - GOODWILL/ACQUISITIONS(con't)

     In July of 2002, the Company issued 75,000 shares of common stock valued at $117,750 to acquire 100% of the shares of Electronic Luminescent Technologies, Inc. ("ELTI") a Florida Corporation. As such, ELTI became a wholly owned subsidiary of the Company. This transaction was accounted for on the purchase method of accounting using generally accepted accounting principles. Goodwill was not recorded in this transaction and the asset was subsequently exchanged for 1,000,000 shares of GloTech stock. (see investments available-for-sale. There were no operations of this subsidiary during 2003 and 2002.

     On October 10, 2002, the Company issued 210,000 shares of common stock valued at $140,700, for all issued and outstanding stock of Spoken Data Technologies, a Florida corporation (SDT) As such, SDT became a wholly owned subsidiary of the Company. This transaction was accounted for on the purchase method of accounting using generally accepted accounting principles. Goodwill was not recorded in this transaction as the software assets acquired were valued at the market price of the stock issued. There were no operations of this subsidiary during 2003 and 2002.

     On October 10, 2002, the Company issued 6,000,000 shares of common stock valued at $4,020,000, and a note payable for $500,000 for all issued and outstanding shares of Paradigm Solutions Group, LLC. (Paradigm), a Delaware Limited Liability Company. As such, Paradigm became a wholly owned subsidiary  of the  Company.  This  transaction  was  accounted  for on the purchase method of accounting using generally accepted accounting principles. Goodwill was recorded of $4,296,608 upon acquisition, and was deemed by management to not be impaired as of December 31, 2002. On July 29, 2003, Paradigm was sold and the original 6,000,000 shares issued by the Company were returned and cancelled. The original goodwill of $4,296,608 was recorded as a cost of treasury stock.

     On December 20, 2002, the Company issued 462,000 shares of common stock valued at $471,240, for all issued and outstanding shares of AskPhysicians.com, Inc. (APC) a Florida corporation. As such, APC became a wholly owned subsidiary of the Company. This transaction was accounted for on the purchase method of accounting using generally accepted accounting principles. Goodwill was recorded of $468,110 upon acquisition. For the years ended December 31, 2003 and 2002, the Company has recognized an impairment of $168,110 and $300,000, respectively. The operations of this subsidiary have been included in the consolidated financial statements of the Company from the date of the acquisition.

     Goodwill consists of the following at December 31, 2003 and 2002:

        Paradigm                      $      4,296,608
        APC                                    468,110
                                      -----------------
        Total                                4,764,718
        Less impairment of APC                (300,000)
                                      -----------------

        Goodwill at December 31, 2002 $      4,464,718
        Less Impariment of APC                (168,110)
        Less Sale of Paradigm               (4,296,608)
                                      -----------------

                            FULLCIRCLE REGISTRY, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

NOTE 6 - GOODWILL/ACQUISITIONS(con't)

         Goodwill at December 31, 2003 $               -
                                       ==================

NOTE 7 - INVESTMENTS AVAILABLE-FOR-SALE

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

          As of December 31, 2003 and 2002, the Company owns shares of a public company. The shares were restricted at December 31, 2002, so no unrealized gain or loss was recognized. Investments in securities are summarized as follows at December 31, 2003 and 2002:

                                                                 Unrealized           Realized       Fair
                                              Cost               Gain/(Loss)         Gain/(Loss)     Value
                                        -----------------  --------------------  ----------------  -----------
               Available-for-sale
                securities
               December 31, 2003        $        117,750   $           161,580   $             -   $  279,330
               December 31, 2002        $        117,750   $                 -   $             -   $  117,750
                                        =================  ====================  ================  ===========

NOTE 8 - WARRANTS

          During the year ended December 31, 2003, the Company issued 1,800,000 warrants to purchase shares of common stock. These warrants were issued at an exercise price of $0.075. The following tables summarize the information regarding warrants outstanding at December 31, 2003. All the warrants are exercisable at December 31, 2003.

             Warrants outstanding at December 31, 2002                      -
             Warrants granted                                       1,800,000
             Warrants expired                                               -
                                                                 -------------
             Warrants outstanding at December 31, 2003              1,800,000
                                                                 =============
             Weighted average exercise price of warrants
             outstanding at December 31, 2003                    $      0.075
                                                                 =============

                            FULLCIRCLE REGISTRY, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

NOTE 8 - WARRANTS(continued)

                                      Number of       Weighted
                                      Warrants         Average        Weighted
                                    Outstanding at    Remaining       Average
                                     December 31     Contractual     Exercise
             Exercise Price             2003            Life          Price
             --------------        ----------------- -----------   -----------
             $0.075                   1,800,000        6 years        $0.075

NOTE 8 - WARRANTS (Continued)

          The Company applies SFAS No. 123, for warrants issued, which requires the Company to estimate the fair value of each warrants issued at the grant date by using the Black-Scholes pricing model with the following assumptions,

             Risk-free interest rate                          4%
             Life                                             7 years
             Volatility                                       215%
             Dividend Yield                                   0.0

          As a results of applying SFAS No. 123, the Company has recognized an expense of $13,343 and $0 during the years ended December 31, 2003 and 2002, respectively. The expense is included in the general and administrative amount in the statement of operations.

NOTE 9 - DISCONTINUED OPERATIONS

          The following details the net assets from discontinued operations of Paradigm Solutions Group as of December 31, 2002:

             Assets
                  Cash                                    $      1,697
                  Accounts Receivable                            2,005
                  Product Development/Operating Rights         354,063
                                                          -------------
                      Total Assets                        $    357,765
                                                          =============

             Liabilities:
                  Accounts Payable                        $    227,211
                  Accrued Expenses                              19,435
                  Deferred Revenues                             14,863
                                                          -------------
                      Total Liabilities                   $    261,509
                                                          =============

             Net Assets from Discontinued Operations      $     96,256
                                                          =============

The losses recognized from discontinued operations of Paradigm are from the date of acquisition on October 10, 2002 through the date of the sale on July 29, 2003.