Form 10QSB
period 2004-03-31
FULLCIRCLE REGISTRY INC
filed 2004-05-20
CIK 1127993

U.S. Securities and Exchange Commission
                             Washington, D.C.  20549
                                   Form 10-QSB
(Mark  One)
[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  quarterly  period  ended  March  31,  2004

[  ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE  ACT
     For  the  transition  period  from  _____________  to  ______________

                        Commission file number: 333-51918

                            FULLCIRCLE REGISTRY, INC.
        (Exact name of small business issuer as specified in its charter)


          NEVADA                                         87-0653761
(State  or other jurisdiction of            (IRS Employer Identification  No.)
incorporation  or  organization)

     500 WEST JEFFERSON STREET, PNC PLAZA, SUITE 2310, LOUISVILLE, KY 40202
                    (Address of principal executive offices)

                                  502-540-5112
                           (Issuer's telephone number)

                                 NOT APPLICABLE
    (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under plan confirmed by a court. Yes ____ No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The aggregate number of shares issued and outstanding of the issuer's common stock as of March 31, 2004 was 52,713,476 shares of $0.001par value.

Transitional  Small  Business  Disclosure  Format  (Check  one):
Yes  [  ]  No  [X]



                                  FORM 10-QSB
                            FULLCIRCLE REGISTRY, INC.

                                      INDEX


                                                                                    Page
PART I..  Financial Information

          Item 1.  Financial Statements                                                3

          Balance Sheets, March 31, 2004 (Unaudited)                                   4

          Statements of Operations (Unaudited) - three months ended March 31,
          2004 and 2003                                                                6

          Statements of Cash Flows (Unaudited) - three months ended March 31,
          2004 and 2003                                                                7

          Notes to financial statements (Unaudited)                                    8

          Item 2.  Management's Discussion and Analysis of Financial Condition or
          Plan of Operation                                                            9

          Item 3.  Controls and Procedures                                            12

PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                                   12

          Signatures                                                                  13


(Inapplicable  items  have  been  omitted)

PART  I-  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS
-------------------------------

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



                            FULLCIRCLE REGISTRY, INC.
                           Consolidated Balance Sheets



                                     ASSETS
                                     ------

                                    March 31,   December 31,
                                       2004         2003
                                    ----------  -------------
                                   (Unaudited)
CURRENT ASSETS:
  Cash . . . . . . . . . . . . . .  $        -  $         479
                                    ----------  -------------

      Total Current Assets . . . .           -            479

PROPERTY AND EQUIPMENT, NET. . . .     148,450        158,995

OTHER ASSETS:
   Investments available for sale.     121,043        279,330
   Deposits. . . . . . . . . . . .       1,000          1,000
                                    ----------  -------------

      Total Other Assets . . . . .     122,043        280,330
                                    ----------  -------------

     TOTAL ASSETS. . . . . . . . .  $  270,493  $     439,804
                                    ==========  =============


                 See accompanying notes to financial statements.



                                        FULLCIRCLE REGISTRY, INC.
                                       Consolidated Balance Sheets



                                  LIABILITIES AND STOCKHOLDERS' EQUITY
                                  ------------------------------------

                                                                             March 31,     December 31,
                                                                                2004           2003
                                                                            ------------  -------------
                                                                            (Unaudited)
CURRENT LIABILITIES:
   Bank overdraft. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    13,199   $           -
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .      135,558         115,381
   Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .       59,230          48,555
   Current portion of long-term liabilities. . . . . . . . . . . . . . . .      804,800         606,896
                                                                            ------------  --------------

      Total Current Liabilities. . . . . . . . . . . . . . . . . . . . . .    1,012,787         770,832

LONG-TERM LIABILITIES:
   Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       51,250          26,250
   Notes payable-related party . . . . . . . . . . . . . . . . . . . . . .      748,090         575,590
   Capital lease payable . . . . . . . . . . . . . . . . . . . . . . . . .       12,003          13,514
   Less: current portion of long-term liabilities. . . . . . . . . . . . .     (804,800)       (606,896)
                                                                            ------------  -------------

      Total Long Term Liabilities. . . . . . . . . . . . . . . . . . . . .        6,543           8,458
                                                                            ------------  --------------

     Total Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .    1,019,330         779,290


STOCKHOLDERS' EQUITY:
  Preferred stock, authorized 5,000,000 shares of $.001 par value,
    issued and outstanding 20,000 and 30,000 shares, respectively. . . . .           20              30
  Common stock, authorized 200,000,000 shares of $.001 par value,
    issued and outstanding 52,713,476 and 52,128,476 shares, respectively.       52,713          52,128
  Additional paid in capital . . . . . . . . . . . . . . . . . . . . . . .    5,606,065       5,584,540
  Accumulated comprehensive income . . . . . . . . . . . . . . . . . . . .        3,293         161,580
  Retained earnings (deficit). . . . . . . . . . . . . . . . . . . . . . .   (6,410,928)     (6,137,764)
                                                                            ------------  --------------

      Total Stockholders' Equity . . . . . . . . . . . . . . . . . . . . .     (748,837)       (339,486)
                                                                            ------------  --------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . . . . . .  $   270,493   $     439,804
                                                                            ============  ==============


                See accompanying notes to financial statements.



                            FULLCIRCLE REGISTRY, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                      For the three months ended
                                                March 31,
                                      --------------------------
                                          2004          2003
                                      ------------  ------------
Revenues . . . . . . . . . . . . . .  $     2,881   $   244,886

Cost of sales. . . . . . . . . . . .          506        84,593
                                      ------------  ------------

Gross Profit . . . . . . . . . . . .        2,375       160,293

Operating Expenses
  Selling, general & administrative.      267,496       432,789
                                      ------------  ------------

    Total Operating Expenses . . . .      267,496       432,789
                                      ------------  ------------

Operating Income (Loss). . . . . . .     (265,121)     (272,496)
                                      ------------  ------------

Other Income (Expense)
   Interest expense. . . . . . . . .       (8,043)      (20,563)
                                      ------------  ------------

    Total Other Income (Expense) . .       (8,043)      (20,563)
                                      ------------  ------------

Net Income (Loss). . . . . . . . . .  $  (273,164)  $  (293,059)
                                      ============  ============

Net Income (Loss) Per Share. . . . .  $     (0.01)  $     (0.01)
                                      ============  ============

Weighted Average Shares Outstanding.   52,180,420    22,577,696
                                      ============  ============


                 See accompanying notes to financial statements.



                            FULLCIRCLE REGISTRY, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                     For the three months ended
                                                             March 31,
                                                     --------------------------
                                                        2004         2003
                                                     -----------  -------------
Cash Flows from Operating Activities

  Net Income (Loss) . . . . . . . . . . . . . . . .  $(273,164)  $  (293,059)
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operations:
     Depreciation & amortization. . . . . . . . . .     10,545        31,035
     Stock issued for services. . . . . . . . . . .     22,100             -
  Change in Assets and Liabilities
     (Increase) decrease in accounts receivable . .          -       (61,428)
     Increase (decrease) in bank overdraft. . . . .     13,199        31,333
     Increase (decrease) in accounts payable. . . .     20,177       126,686
     Increase (decrease) in deferred revenues . . .          -       (14,863)
     Increase (decrease) in accrued expenses. . . .     10,675        31,178
                                                     -----------  -------------

  Net Cash Provided(Used) by Operating Activities .   (196,468)     (149,118)

Cash Flows from Investing Activities
  Payments for deposits . . . . . . . . . . . . . .          -          (550)
                                                     -----------  -------------

  Net Cash Provided (Used) by Investing Activities.          -          (550)

Cash Flows from Financing Activities
  Payments for capital leases . . . . . . . . . . .     (1,511)            -
  Proceeds from notes payable . . . . . . . . . . .    260,625       180,159
  Payments for notes payable. . . . . . . . . . . .    (63,125)      (31,200)
                                                     -----------  -------------

  Net Cash Provided(Used) by Financing Activities .    195,989       148,959

Increase (Decrease) in Cash . . . . . . . . . . . .       (479)         (709)
                                                     -----------  -------------

Cash and Cash Equivalents at Beginning of Period. .        479           709
                                                     -----------  -------------

Cash and Cash Equivalents at End of Period. . . . .  $       -    $        -
                                                     ===========  =============

Cash Paid For:
  Interest. . . . . . . . . . . . . . . . . . . . .  $     333    $    1,563
                                                     ===========  =============
  Income Taxes. . . . . . . . . . . . . . . . . . .  $       -    $        -
                                                     ===========  =============


                 See accompanying notes to financial statements.

FULLCIRCLE  REGISTRY,  INC.
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
MARCH  31,  2004

GENERAL

FullCircle Registry, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2003.

UNAUDITED  INFORMATION
----------------------

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

SUBSEQUENT  EVENTS

In April 2004, the Company exchanged 60,000 shares of its common stock for all of the outstanding shares of Security Promotions Marketing (SPM), a private company. SPM has no assets and minimal liabilities. The company was acquired for its technology.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

SAFE  HARBOR  FOR  FORWARD-LOOKING  STATEMENTS

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

We did not expend any resources on our Spoken Data or Askphysicians.com subsidiaries during the three-month period ended March 31, 2004.

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

EMPLOYEES

We currently have three full-time employees working for us, and 12 independent sales representatives.

RESULTS  OF  OPERATIONS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2004 AND 2003

Revenues during the three months ended March 31, 2004 were $2,881 with cost of sales of $506 yielding gross profit of $2,375. Operating expenses and general and administrative costs during this period were $267,496 and interest expense was $8,043 resulting in a net loss from continuing operations of $273,164.

For the three months ending March 31, 2003, FullCircle had revenues of $244,886 and cost of sales of $84,593 resulting in gross profit of $160,293. However, operating expenses and general and administrative costs for the same period were $432,789 resulting in an operating loss of $272,496. Interest expense during this period was $20,563. As a result, FullCircle realized a net loss from continuing operations of $293,059 for the three months ended March 31, 2003.

Revenues declined significantly during the first quarter of 2004 compared to the first quarter of 2003. This decrease is due to the fact that on July 29, 2003, the Company entered into a sales agreement for its wholly owned subsidiary, Paradigm Solutions Group, L.L.C. (Paradigm). During the first quarter, 2003 the Company had generated significant sales through its Paradigm subsidiary, which had an existing client base of employers utilizing its health reimbursement model.

LIQUIDITY  AND  CAPITAL  RESOURCES

At March 31, 2004 our total assets were $270,493 compared to total assets of $439,804 at December 31, 2003.
The Company had no current assets at March 31, 2004. Current assets at December 31, 2003 were $479 in cash. Total property and equipment at March 31, 2004 was $148,450 compared to property and equipment of $158,995 at December 31, 2003. Other assets at March 31, 2004 were $122,043 compared to $280,330 at December 31, 2003.

Total liabilities at March 31, 2004 were $1,019,330 and consisted mainly of $135,558 in accounts payable, $51,250 in notes payable to unrelated parties
$103,985 in notes payable to George Harman, a shareholder, $285,533 in notes payable to the NIR Group, a shareholder, and $358,572 in notes payable to our Chief Executive Officer, Ike Boutwell.

Net cash provided by financing activities was $195,989 during the three-month period ended March 31, 2004 and includes $1,511 in payments for capital leases, $63,125 in payments for notes payable and $260,625 received from notes payable during the period.

Our material funding requirements include operating debt, salaries, professional fees, and the maintenance of our office and equipment leases. We will also have ongoing operating costs related to maintaining our emergency data retrieval services, enhancing our registry, and hardware and software upgrades. As of March 31, 2004 we had no capital commitments.

We will require additional capital to supplement our anticipated revenues and fund our continuing operations. In the past we have relied on advances and loans from executive officers and shareholders to supplement revenues. We expect to receive sufficient loans and/or advances from our executive officers and/or shareholders to continue operations for the next twelve months. However, there are no agreements or understandings that additional funding will be forthcoming. If we do not secure sufficient loans and/or advances to fund our operations, we may sell common stock or explore other debt financing strategies.

ITEM  3.  CONTROLS  AND  PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART  II  -  OTHER  INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

No reports on Form 8-K were filed by FullCircle during the quarter ended March 31, 2004.



Exhibits:

EXHIBIT  TITLE                                                                    LOCATION
NUMBER
31.1     Certification of Chief Executive Officer pursuant to section 302 of the  Attached
          Sarbanes-Oxley Act of 2002
31.2     Certification of Chief Financial Officer pursuant to section 302 of the  Attached
          Sarbanes-Oxley Act of 2002
32.1     Certification of Chief Executive Officer pursuant to section 906 of the  Attached
          Sarbanes-Oxley Act of 2002
32.2     Certification of Chief Financial Officer pursuant to section 906 of the  Attached
          Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FULLCIRCLE  REGISTRY,  INC.


Date:  May  20,  2004
                                   /s/Isaac  Boutwell
                                   -------------------------
                                   Isaac  Boutwell
                                   Chief  Executive  Officer


Date:  May  20,  2004
                                   /s/Trent  Oakley
                                   -------------------------
                                   Trent  Oakley
                                   Chief  Financial  Officer