Form 10QSB
period 2004-06-30
FULLCIRCLE REGISTRY INC
filed 2004-08-13
CIK 1127993

U.S. Securities and Exchange Commission
                             Washington, D.C.  20549
                                   Form 10-QSB
(Mark  One)
[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  quarterly  period  ended  June  30,  2004

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

The aggregate number of shares issued and outstanding of the issuer's common stock as of June 30, 2004 was 52,957,476 shares of $0.001par value.

Transitional  Small  Business  Disclosure  Format  (Check  one):
Yes  [  ]  No  [X]



                                  FORM 10-QSB
                            FULLCIRCLE REGISTRY, INC.

                                      INDEX

                                                                           Page
PART I..  Financial Information
          Item 1.  Unaudited Financial Statements                             3

          Consolidated Balance Sheets for June 30, 2004 (Unaudited) and
          December 31, 2003                                                 3-4

          Consolidated Statements of Operations (Unaudited) for the Three
          and Six Months Ended June 30, 2004 and 2003                         5

          Consolidated Statement of Cash Flows (Unaudited) for the Six
          Months Ended June 30, 2004 and 2003                               6-7

          Notes to Financial Statements                                       8

          Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              9-12

          Item 3.  Controls and Procedures                                   13

PART II.  Other Information

          Item 1.  Legal Proceedings                                         13

          Item 2.  Changes in Securities and Use of Proceeds                 13

          Item 6.  Exhibits and Reports on Form 8-K                          13

          Signatures                                                         14

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



                 FULLCIRCLE REGISTRY, INC.
                Consolidated Balance Sheets


                           ASSETS
                           ------

                                    June 30,    December 31,
                                      2004         2003
                                   -----------  -------------
                                   (Unaudited)

CURRENT ASSETS:
  Cash . . . . . . . . . . . . . .  $  17,548   $         479
   Commission advances . . . . . .      3,000               -
                                   -----------  -------------

      Total Current Assets . . . .     20,548             479

PROPERTY AND EQUIPMENT, NET. . . .    155,305         158,995

OTHER ASSETS:
   Investments available for sale.    136,191         279,330
   Deposits. . . . . . . . . . . .      1,000           1,000
                                   -----------  -------------

      Total Other Assets . . . . .    137,191         280,330
                                   -----------  -------------

     TOTAL ASSETS. . . . . . . . .  $ 313,044   $     439,804
                                   ===========  =============

   The accompanying notes are an integral part of these financial statements.



                               FULLCIRCLE REGISTRY, INC.
                              Consolidated Balance Sheets



                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------

                                                            June 30,     December 31,
                                                              2004           2003
                                                          ------------  --------------
                                                          (Unaudited)

CURRENT LIABILITIES:
   Accounts payable. . . . . . . . . . . . . . . . . . .  $   119,755   $     115,381
   Accrued expenses. . . . . . . . . . . . . . . . . . .       79,152          48,555
   Current protion of long-term liabilities. . . . . . .      893,136         606,896
                                                          ------------  --------------

      Total Current Liabilities. . . . . . . . . . . . .    1,092,043         770,832

LONG-TERM LIABILITIES:
   Notes payable . . . . . . . . . . . . . . . . . . . .       47,500          26,250
   Notes payable-related party . . . . . . . . . . . . .      804,590         575,590
   Capital lease payable . . . . . . . . . . . . . . . .       12,003          13,514
   Less: current portion of long-term liabilities. . . .     (893,136)       (606,896)
                                                          ------------  --------------

      Total Long Term Liabilities. . . . . . . . . . . .      (29,043)          8,458
                                                          ------------  --------------

     Total Liabilities . . . . . . . . . . . . . . . . .    1,063,000         779,290


STOCKHOLDERS' EQUITY:
  Preferred stock, authorized 5,000,000 shares of $.001
par value,
    issued and outstanding 20,000 and 30,000 shares,
respectively . . . . . . . . . . . . . . . . . . . . . .          20              30
  Common stock, authorized 200,000,000 shares of $.001
 par value,
    issued and outstanding 52,957,476 and 52,128,476
shares, respectively . . . . . . . . . . . . . . . . . .       52,959          52,128
  Additional paid in capital . . . . . . . . . . . . . .    5,668,891       5,584,540
  Accumulated comprehensive income . . . . . . . . . . .       18,441         161,580
  Retained earnings (deficit). . . . . . . . . . . . . .   (6,490,267)     (6,137,764)
                                                          ------------  --------------

      Total Stockholders' Equity . . . . . . . . . . . .     (749,956)       (339,486)
                                                          ------------  --------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . .  $   313,044   $     439,804
                                                          ============  ==============

   The accompanying notes are an integral part of these financial statements.



                                  FULLCIRCLE REGISTRY, INC.
                            Consolidated Statements of Operations
                                         (Unaudited)


                                      For the Three Months Ended    For the Six Months Ended
                                               June 30,                   June 30,
                                      --------------------------  --------------------------
                                          2004          2003          2004          2003
                                      ------------  ------------  ------------  ------------
Revenues . . . . . . . . . . . . . .  $     4,928   $   198,099   $     7,809   $   442,985

Cost of Sales. . . . . . . . . . . .        5,140        80,947         5,646       165,540
                                      ------------  ------------  ------------  ------------

Gross Profit . . . . . . . . . . . .         (212)      117,152         2,163       277,445

Operating Expenses
  Selling, General & Administrative.       70,915       674,510       338,411     1,107,299
                                      ------------  ------------  ------------  ------------

    Total Operating Expenses . . . .       70,915       674,510       338,411     1,107,299
                                      ------------  ------------  ------------  ------------

Operating Income (Loss). . . . . . .      (71,127)     (557,358)     (336,248)     (829,854)
                                      ------------  ------------  ------------  ------------

Other Income (Expense)
   Interest Income . . . . . . . . .            -            27             -            27
   Interest Expense. . . . . . . . .       (8,212)      (11,454)      (16,255)      (32,017)
                                      ------------  ------------  ------------  ------------

    Total Other Income (Expense) . .       (8,212)      (11,427)      (16,255)      (31,990)
                                      ------------  ------------  ------------  ------------

Net Income (Loss). . . . . . . . . .  $   (79,339)  $  (568,785)  $  (352,503)  $  (861,844)
                                      ============  ============  ============  ============

Net Income (Loss) Per Share. . . . .  $     (0.00)  $     (0.02)  $     (0.01)  $     (0.04)
                                      ============  ============  ============  ============

Weighted Average Shares Outstanding.   52,843,982    25,172,386    52,564,757    23,875,041
                                      ============  ============  ============  ============

   The accompanying notes are an integral part of these financial statements.



                            FULLCIRCLE REGISTRY, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                     For the Six Months Ended
                                                             June 30,
                                                     ------------------------

                                                        2004         2003
                                                     ----------  ------------
Cash Flows from Operating Activities

  Net Income (Loss) . . . . . . . . . . . . . . . .  $(352,503)  $  (861,844)
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operations:
     Depreciation & amortization. . . . . . . . . .     21,090        62,070
     Stock issued for services. . . . . . . . . . .     67,770       120,921
     Convertible debt issued for services . . . . .          -       122,100
     Stock issued for interest. . . . . . . . . . .          -        20,092
  Change in Assets and Liabilities
     (Increase) decrease in accounts receivable . .          -       (52,426)
     (Increase) decrease in commission advances . .     (3,000)            -
     Increase (decrease) in bank overdraft. . . . .          -        22,689
     Increase (decrease) in accounts payable. . . .      4,374        56,847
     Increase (decrease) in deferred revenues . . .          -       (14,863)
     Increase (decrease) in accrued expenses. . . .     30,597        55,907
                                                     ----------  ------------

  Net Cash Provided(Used) by Operating Activities .   (231,672)     (468,507)

Cash Flows from Investing Activities
  Payments for deposits . . . . . . . . . . . . . .          -          (550)
                                                     ----------  ------------

  Net Cash Provided (Used) by Investing Activities.          -          (550)

Cash Flows from Financing Activities
  Proceeds from convertible debentures. . . . . . .          -       477,900
  Proceeds from notes payable . . . . . . . . . . .    354,625        59,969
  Payments for capital leases . . . . . . . . . . .     (1,511)            -
  Payments for notes payable. . . . . . . . . . . .   (104,373)      (69,521)
                                                     ----------  ------------

  Net Cash Provided(Used) by Financing Activities .    248,741       468,348


   The accompanying notes are an integral part of these financial statements.



                            FULLCIRCLE REGISTRY, INC.
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                              For the Six Months Ended
                                                                      June 30,
                                                              ------------------------
                                                                 2004           2003
                                                              -----------  -----------
Increase (Decrease) in Cash. . . . . . . . . . . . . . . . .      17,069         (709)
                                                              -----------  -----------

Cash and Cash Equivalents at Beginning of Period . . . . . .         479          709
                                                              -----------  -----------

Cash and Cash Equivalents at End of Period . . . . . . . . .  $   17,548   $        -
                                                              ===========  ===========

Cash Paid For:
  Interest . . . . . . . . . . . . . . . . . . . . . . . . .  $        -   $    5,724
                                                              ===========  ===========
  Income Taxes . . . . . . . . . . . . . . . . . . . . . . .  $        -   $        -
                                                              ===========  ===========

Non-Cash Activities:
Accrued expenses and accounts payable forgiven by
Shareholders . . . . . . . . . . . . . . . . . . . . . . . .  $        -   $  231,141
                                                              ===========  ===========
Stock issued for notes payable and accrued interest. . . . .  $        -   $  203,803
                                                              ===========  ===========
Stock issued for convertible debentures and accrued interest  $        -   $  199,633
                                                              ===========  ===========
Stock issued for services. . . . . . . . . . . . . . . . . .  $   67,770   $  120,921
                                                              ===========  ===========
Convertible debentures issued for services . . . . . . . . .  $        -   $  122,100
                                                              ===========  ===========
Stock issued for technology. . . . . . . . . . . . . . . . .  $   17,400   $        -
                                                              ===========  ===========


   The accompanying notes are an integral part of these financial statements.

                            FULLCIRCLE REGISTRY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004



GENERAL
-------

FullCircle Registry, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2003.

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

ACQUISITION  OF  SUBSIDIARY
---------------------------

In April 2004, the Company exchanged 60,000 shares of its common stock for all of the outstanding shares of Security Promotions Marketing, Inc. (SPM), a private company. SPM has no assets and minimal liabilities. The company was acquired for its technology.

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

We did not expend any resources on our Spoken Data or Askphysicians.com subsidiaries during the three-month period ended June 30, 2004.

In April, 2004 the Company exchanged 60,000 shares of its common stock for all of the outstanding shares of Security Promotions Marketing, Inc. (SPM), a Nebraska corporation, making SPM a wholly owned subsidiary of FullCircle Registry, Inc. SPM currently operates the website www.myclubcard.com. which
                                                      ------------------
offers  registered  members  significant discounts on online purchases from over

500 of the nation's top merchants. For each online purchase made through the myclubcard.com website, SPM earns a commission. SPM also provides fundraising opportunities to organizations by allowing them to sell myclubcard.com memberships to the public. Organizations then split the $24 yearly membership fee equally with SPM. As a value added incentive, each new member of myclubcard.com is entitled to one free registration with our Bright Star photo ID service (see below).

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

RESULTS OF OPERATIONS FOR THE THREE AN SIX-MONTH PERIODS ENDED JUNE 30, 2004 AND 2003

Revenues during the three months ended June 30, 2004 were $4,928 with cost of sales of $5,140 yielding gross loss of $212. Operating expenses and general and administrative costs during this period were $70,915 and interest expense was $8,212 resulting in a net loss from continuing operations of $79,339.

For the three months ending June 30, 2003, FullCircle had revenues of $198,099 and cost of sales of $80,947 resulting in gross profit of $117,152. However, operating expenses and general and administrative costs for the same period were $674,510 resulting in an operating loss of $557,358. Interest income during the period totaled $27 and interest expense was $11,454. As a result, FullCircle realized a net loss from continuing operations of $568,785 for the three months ended June 30, 2003.

Revenues during the six months ended June 30, 2004 were $7,809 with cost of sales of $5,646 yielding gross profit of $2,163. Operating expenses and general and administrative costs during this period were $338,411 and interest expense was $16,255 resulting in a net loss from continuing operations of $352,503.

For the six months ending June 30, 2003, FullCircle had revenues of $442,985 and cost of sales of $165,540 resulting in gross profit of $277,445. However, operating expenses and general and administrative costs for the same period were $1,107,299 resulting in an operating loss of $829,854. Interest income during the period totaled $27 and interest expense was $32,017. As a result, FullCircle realized a net loss from continuing operations of $861,844 for the six months ended June 30, 2003.

Revenues declined significantly during the first six months of 2004 compared to the first six months of 2003. This decrease is due to the fact that on July 29, 2003, the Company entered into a sales agreement for its wholly owned subsidiary, Paradigm Solutions Group, L.L.C. (Paradigm). During the first half of 2003 the Company had generated significant sales through its Paradigm subsidiary, which had an existing client base of employers utilizing its health reimbursement model.

LIQUIDITY  AND  CAPITAL  RESOURCES

At June 30, 2004 the Company had total assets of $313,044 compared to total assets of $439,804 at December 31, 2003. The Company had current assets consisting of $17,548 in cash and $3,000 in commission advances at June 30, 2004. Current assets at December 31, 2003 consisted of $479 in cash. Total property and equipment at June 30, 2004 was $155,305 compared to property and equipment of $158,995 at December 31, 2003. Other assets at June 30, 2004 consisted of $136,191 in investments available for sale and deposits of $1,000. At December 31, 2003 the Company had other assets consisting of $279,330 in investments available for sale and deposits of $1,000.

Total liabilities at June 30, 2004 were $1,063,000 and consisted mainly of $119,755 in accounts payable, $79,152 in accrued expenses, $47,500 in notes payable to unrelated parties and $804,590 in notes payable to related parties. Related party payables consisted of $15,000 in notes payable to Alec Stone, our Chairman of the Board, $103,985 in notes payable to George Harman, a shareholder, $285,533 in notes payable to the NIR Group, a shareholder, and $400,072 in notes payable to our Chief Executive Officer, Ike Boutwell.

Net cash provided by financing activities was $248,741 during the six-month period ended June 30, 2004 and includes $1,511 in payments for capital leases, $104,373 in payments for notes payable and $354,625 received from notes payable during the period.

Our material funding requirements include operating debt, salaries, professional fees, and the maintenance of our office and equipment leases. We will also have ongoing operating costs related to maintaining our emergency data retrieval services, enhancing our registry, and hardware and software upgrades. As of June 30, 2004 we had no capital commitments.

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

PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

The Company received a complaint dated June 29, 2004 filed in the United States District Court, District of South Dakota, case number 04-4097 naming FullCircle Registry, Inc. and Trent Oakley, individually as defendants. The named plaintiffs are Kuhlmann Enterprises, LLC, Wholenberg, Ritzman & Co., LLC, Cynthia L. Nordstrom and Blaine Meier. The complaint alleges FullCircle breached its contractual obligations resulting from a settlement agreement involving the Company's subsidiary, Paradigm Solutions, LLC and the plaintiffs. The plaintiffs are seeking declaration that plaintiffs have full ownership rights in stock issued in the Paradigm settlement agreement and damages to be determined by the court. The Company is in the process of negotiating a settlement offer with the plaintiffs.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

In April 2004, the Company exchanged 60,000 shares of its common stock for all of the outstanding shares of Security Promotions Marketing, Inc. (SPM), a private company. The securities were sold in a private transaction, without registration in reliance on the exemption provided by Section 4(2) of the Securities Act. The investor had access to all material information pertaining to the Company and its financial condition. No broker was involved and no commissions were paid in the transaction.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

No reports on Form 8-K were filed by FullCircle during the quarter ended June 30, 2004.



Exhibits:


EXHIBIT  TITLE                                                                    LOCATION
NUMBER
31.1. .  Certification of Chief Executive Officer pursuant to section 302 of the  Attached
         Sarbanes-Oxley Act of 2002

31.2. .  Certification of Chief Financial Officer pursuant to section 302 of the  Attached
         Sarbanes-Oxley Act of 2002

32.1. .  Certification of Chief Executive Officer pursuant to section 906 of the  Attached
         Sarbanes-Oxley Act of 2002

32.2. .  Certification of Chief Financial Officer pursuant to section 906 of the  Attached
         Sarbanes-Oxley Act of 2002


                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FULLCIRCLE  REGISTRY,  INC.


Date:  August  12,  2004           /s/Isaac  Boutwell
                                   -------------------------
                                   Isaac  Boutwell
                                   Chief  Executive  Officer


Date:  August  13,  2004           /s/Trent  Oakley
                                   -------------------------
                                   Trent  Oakley
                                   Chief  Financial  Officer