Form 10QSB
period 2004-09-30
FULLCIRCLE REGISTRY INC
filed 2004-11-12
CIK 1127993

U.S. Securities and Exchange Commission
                             Washington, D.C.  20549
                                   Form 10-QSB
(Mark  One)
[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  quarterly  period  ended  September  30,  2004

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

The aggregate number of shares issued and outstanding of the issuer's common stock as of September 30, 2004 was 53,029,476 shares of $0.001par value.

Transitional  Small  Business  Disclosure  Format  (Check  one):
Yes  [  ]  No  [X]



                                  FORM 10-QSB
                            FULLCIRCLE REGISTRY, INC.

                                      INDEX

                                                                            Page
PART I..  Financial Information
          Item 1.  Unaudited Financial Statements                              3

          Consolidated Balance Sheets for September 30, 2004 (Unaudited)
          and December 31, 2003                                              3-4

          Consolidated Statements of Operations (Unaudited) for the Three
          and Nine Months Ended September 30, 2004 and 2003                  5-6

          Consolidated Statement of Cash Flows (Unaudited) for the Nine
          Months Ended September 30, 2004 and 2003                           7-8

          Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               9-13

          Item 3.  Controls and Procedures                                    13


PART II.  Other Information

          Item 1.  Legal Proceedings                                          13

          Item 2.  Changes in Securities and Use of Proceeds                  13

          Item 6.  Exhibits and Reports on Form 8-K                           14

          Signatures                                                          14

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




                            FULLCIRCLE REGISTRY, INC.
                          Consolidated Balance Sheets


                                     ASSETS
                                     ------

                                    September 30,   December 31,
                                         2004           2003
                                    --------------  -------------
                                     (Unaudited)
CURRENT ASSETS:
  Cash . . . . . . . . . . . . . .  $       12,286  $         479
   Commission advances . . . . . .           3,000              -
                                    --------------  -------------

      Total Current Assets . . . .          15,286            479

PROPERTY AND EQUIPMENT, NET. . . .         144,590        158,995

OTHER ASSETS:
   Investments available for sale.          52,393        279,330
   Deposits. . . . . . . . . . . .           1,000          1,000
                                    --------------  -------------

      Total Other Assets . . . . .          53,393        280,330
                                    --------------  -------------

     TOTAL ASSETS. . . . . . . . .  $      213,269  $     439,804
                                    ==============  =============



                                     FULLCIRCLE REGISTRY, INC.
                                    Consolidated Balance Sheets


                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                ------------------------------------

                                                                     September 30,    December 31,
                                                                         2004             2003
                                                                    ---------------  --------------
                                                                     (Unaudited)
CURRENT LIABILITIES:
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .  $       79,754   $     115,381
   Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . .          90,852          48,555
   Current portion of long-term liabilities. . . . . . . . . . . .         882,550         606,896
                                                                    ---------------  --------------

      Total Current Liabilities. . . . . . . . . . . . . . . . . .       1,053,156         770,832

LONG-TERM LIABILITIES:
   Notes payable . . . . . . . . . . . . . . . . . . . . . . . . .          45,000          26,250
   Notes payable-related party . . . . . . . . . . . . . . . . . .         854,590         575,590
   Capital lease payable . . . . . . . . . . . . . . . . . . . . .          12,003          13,514
   Less: current portion of long-term liabilities. . . . . . . . .        (882,550)       (606,896)
                                                                    ---------------  --------------

      Total Long Term Liabilities. . . . . . . . . . . . . . . . .          29,043           8,458
                                                                    ---------------  --------------

     Total Liabilities . . . . . . . . . . . . . . . . . . . . . .       1,082,199         779,290


STOCKHOLDERS' EQUITY:
  Preferred stock, authorized 5,000,000 shares of
 $.001 par value,
    issued and outstanding 20,000 and 30,000 shares, respectively.              20              30
  Common stock, authorized 200,000,000 shares
 of $.001 par value,
    issued and outstanding 53,029,476 and
52,128,476 shares, respectively. . . . . . . . . . . . . . . . . .          53,029          52,128
  Additional paid in capital . . . . . . . . . . . . . . . . . . .       5,674,821       5,584,540
  Accumulated comprehensive income . . . . . . . . . . . . . . . .         (65,358)        161,580
  Retained earnings (deficit). . . . . . . . . . . . . . . . . . .      (6,531,442)     (6,137,764)
                                                                    ---------------  --------------

      Total Stockholders' Equity . . . . . . . . . . . . . . . . .        (868,930)       (339,486)
                                                                    ---------------  --------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . .  $      213,269   $     439,804
                                                                    ===============  ==============



                                           FULLCIRCLE REGISTRY, INC.
                                   Consolidated Statements of Operations
                                               (Unaudited)


                                                   For the Three Months Ended   For the Nine Months Ended
                                                          September 30,              September 30,
                                                   --------------------------  --------------------------
                                                       2004          2003          2004          2003
                                                   ------------  ------------  ------------  ------------
Revenues. . . . . . . . . . . . . . . . . . . . .  $    24,549   $    67,680   $    32,358   $   110,134

Cost of Sales . . . . . . . . . . . . . . . . . .       18,100         9,656        23,746        32,194
                                                   ------------  ------------  ------------  ------------

Gross Profit. . . . . . . . . . . . . . . . . . .        6,449        58,024         8,612        77,940

Operating Expenses
  Selling, General & Administrative . . . . . . .       35,924       224,302       374,335     1,025,007
                                                   ------------  ------------  ------------  ------------

    Total Operating Expenses. . . . . . . . . . .       35,924       224,302       374,335     1,025,007
                                                   ------------  ------------  ------------  ------------

Operating Income (Loss) . . . . . . . . . . . . .      (29,475)     (166,278)     (365,723)     (947,067)

Other Income (Expense)
   Interest Income. . . . . . . . . . . . . . . .            -             -             -            27
   Interest Expense . . . . . . . . . . . . . . .      (11,700)      (14,553)      (27,955)      (46,570)
                                                   ------------  ------------  ------------  ------------

    Total Other Income (Expense). . . . . . . . .      (11,700)      (14,553)      (27,955)      (46,543)
                                                   ------------  ------------  ------------  ------------

Net Income (Loss) from Continuing Operations. . .      (41,175)     (180,831)     (393,678)     (993,610)

Discontinued Operations
  Gain (loss) from Operations (Net of Income Tax)            -             -             -       (49,065)
  Gain (loss) on Disposal (Net of Income Tax) . .            -        49,065             -        49,065
                                                   ------------  ------------  ------------  ------------


                                        FULLCIRCLE REGISTRY, INC.
                                         Consolidated Statements
                                              of Operations
                                          (Unaudited) continued

                                                             -        49,065             -             -
Total Gain (Loss) from Discontinued Operations
                                                   ------------  ------------  ------------  ------------

Net Income (Loss) . . . . . . . . . . . . . . . .  $   (41,175)  $  (131,766)  $  (393,678)  $  (993,610)
                                                   ============  ============  ============  ============


Net Income (Loss) Per Share . . . . . . . . . . .  $     (0.00)  $     (0.01)  $     (0.01)  $     (0.04)
                                                   ============  ============  ============  ============

Weighted Average Shares Outstanding . . . . . . .   52,957,476    31,281,320    52,697,663    26,399,652
                                                   ============  ============  ============  ============



                            FULLCIRCLE REGISTRY, INC.
                      Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                For the Nine Months Ended
                                                                      September 30,
                                                                -------------------------
                                                                   2004        2003
                                                                ----------  -------------
Cash Flows from Operating Activities

  Net Income (Loss) from Continuing Operations . . . . . . . .  $(393,678)  $   (993,610)
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operations:
     Depreciation & amortization . . . . . . . . . . . . . . .     31,805         92,270
     Stock issued for services . . . . . . . . . . . . . . . .     73,770        150,794
     Convertible debt issued for services. . . . . . . . . . .          -        122,100
     Gain on settlement of debt. . . . . . . . . . . . . . . .          -        (17,045)
     Stock issued for interest . . . . . . . . . . . . . . . .          -
  Change in Assets and Liabilities
     (Increase) decrease in accounts receivable. . . . . . . .          -
     (Increase) decrease in commission advances. . . . . . . .     (3,000)             -
     Increase (decrease) in bank overdraft . . . . . . . . . .          -         38,382
     Increase (decrease) in accounts payable . . . . . . . . .    (35,627)       (28,929)
     Increase (decrease) in accrued expenses . . . . . . . . .     42,297         64,229
                                                                ----------  -------------

  Net Cash Provided(Used) by Operating Activities. . . . . . .   (284,433)      (571,809)

Cash Flows from Investing Activities
  Payments for notes receivable. . . . . . . . . . . . . . . .          -        (45,000)
  Payments for deposits. . . . . . . . . . . . . . . . . . . .          -           (550)
                                                                ----------  -------------

  Net Cash Provided (Used) by Investing Activities . . . . . .          -        (45,550)

Cash Flows from Financing Activities
  Proceeds from convertible debentures . . . . . . . . . . . .          -        477,900
  Proceeds from notes payable. . . . . . . . . . . . . . . . .    409,625         59,969
  Proceeds from issuance of stock. . . . . . . . . . . . . . .          -        150,000
  Payments for capital leases. . . . . . . . . . . . . . . . .     (1,511)             -
  Payments for notes payable . . . . . . . . . . . . . . . . .   (111,874)       (69,521)
                                                                ----------  -------------

  Net Cash Provided(Used) by Financing Activities. . . . . . .    296,240        618,348

Increase (Decrease) in Cash from Continuing Operations . . . .     11,807            989
Increase (Decrease) in Cash from Discontinued Operations . . .          -         (1,698)
                                                                ----------  -------------



                            FULLCIRCLE REGISTRY, INC
                      Consolidated Statements of Cash Flows
                              (Unaudited) continued

Net Increase (Decrease) in Cash. . . . . . . . . . . . . . . .     11,807           (709)

Cash and Cash Equivalents at Beginning of Period . . . . . . .        479            709
                                                                ----------  -------------

Cash and Cash Equivalents at End of Period . . . . . . . . . .  $  12,286   $          -
                                                                ==========  =============

Cash Paid For:
  Interest . . . . . . . . . . . . . . . . . . . . . . . . . .  $       -   $      5,724
                                                                ==========  =============
  Income Taxes . . . . . . . . . . . . . . . . . . . . . . . .  $       -   $          -
                                                                ==========  =============

Non-Cash Activities:
Accrued expenses and accounts payable forgiven by shareholders  $       -
                                                                ==========  =============
Stock issued for notes payable and accrued interest. . . . . .  $       -   $    203,803
                                                                ==========  =============
Stock issued for convertible debentures and accrued interest .  $       -   $    419,102
                                                                ==========  =============
Stock issued for services. . . . . . . . . . . . . . . . . . .  $  73,770   $    150,794
                                                                ==========  =============
Convertible debentures issued for services . . . . . . . . . .  $       -   $    122,100
                                                                ==========  =============
Stock issued for technology. . . . . . . . . . . . . . . . . .  $  17,400   $          -
                                                                ==========  =============
Stock issued for settlement of accounts payable. . . . . . . .  $       -   $      1,800
                                                                ==========  =============
Sale of Subsidiary and Cancellation of Debt Exchanged for
                                                                ==========  =============
  Company's stock. . . . . . . . . . . . . . . . . . . . . . .  $       -   $  3,907,754
                                                                ==========  =============

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

We did not expend any resources on our Spoken Data or Askphysicians.com subsidiaries during the three-month period ended September 30, 2004.

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

RESULTS OF OPERATIONS FOR THE THREE AN NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

Revenues during the three months ended September 30, 2004 were $24,549 with cost of sales of $18,100 yielding a gross profit of $6,449. Operating expenses and general and administrative costs during this period were $35,924 resulting in an operating loss of $29,475. Interest expense was $11,700 resulting in a net loss from continuing operations of $41,175.

For the three months ending September 30, 2003, FullCircle had revenues of $67,680 and cost of sales of $9,656 resulting in gross profit of $58,024. However, operating expenses and general and administrative costs for the same period were $224,302 resulting in an operating loss of $166,278. Interest expense was $14,553. As a result, FullCircle realized a net loss from continuing operations of $180,831 for the three months ended September 30, 2003.

Revenues during the nine months ended September 30, 2004 were $32,358 with cost of sales of $23,746 yielding gross profit of $8,612. Operating expenses and general and administrative costs during this period were $374,335 resulting in an operating loss of $365,723 Interest expense was $27,955 resulting in a net loss from continuing operations of $393,678.

For the nine months ending September 30, 2003, FullCircle had revenues of $110,134 and cost of sales of $32,194 resulting in gross profit of $77,940.
However, operating expenses and general and administrative costs for the same period were $1,025,007 resulting in an operating loss of $947,067. Interest income during the period totaled $27 and interest expense was $46,570. As a result, FullCircle realized a net loss from continuing operations of $993,610 for the nine months ended September 30, 2003.

Revenues declined significantly during the first nine months of 2004 compared to the first nine months of 2003. This decrease is due to the fact that on July 29, 2003, the Company divested itself of its wholly owned subsidiary, Paradigm Solutions Group, L.L.C. (Paradigm).

LIQUIDITY  AND  CAPITAL  RESOURCES

At September 30, 2004 the Company had total assets of $213,269 compared to total assets of $439,804 at December 31, 2003. The Company had current assets consisting of $12,286 in cash and $3,000 in commission advances at September 30, 2004. Current assets at December 31, 2003 consisted of $479 in cash. Total property and equipment at September 30, 2004 was $144,590 compared to property and equipment of $158,995 at December 31, 2003. Other assets at September 30, 2004 consisted of $52,393 in investments available for sale and deposits of $1,000. At December 31, 2003 the Company had other assets consisting of $279,330 in investments available for sale and deposits of $1,000.

Total liabilities at September 30, 2004 were $1,082,199 and consisted mainly of $79,754 in accounts payable, $90,852 in accrued expenses, $882,550 in current portion of long-term liabilities, $45,000 in notes payable to unrelated parties and $854,590 in notes payable to related parties. Related party payables consisted of $15,000 in notes payable to Alec Stone, our Chairman of the Board, $103,985 in notes payable to George Harman, a shareholder, $285,533 in notes payable to the NIR Group, a shareholder, and $450,072 in notes payable to our Chief Executive Officer, Ike Boutwell.

Net cash provided by financing activities was $296,240 during the nine-month period ended September 30, 2004 and includes $1,511 in payments for capital leases, $111,874 in payments for notes payable and $409,625 received from notes payable during the period.

Our material funding requirements include operating debt, salaries, professional fees, and the maintenance of our office and equipment leases. We will also have ongoing operating costs related to maintaining our emergency data retrieval services, enhancing our registry, and hardware and software upgrades. As of September 30, 2004 we had no capital commitments.

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

PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

The Company received a complaint dated June 29, 2004 filed in the United States District Court, District of South Dakota, case number 04-4097 naming FullCircle Registry, Inc. and Trent Oakley, individually as defendants. The named plaintiffs are Kuhlmann Enterprises, LLC, Wholenberg, Ritzman & Co., LLC, Cynthia L. Nordstrom and Blaine Meier. The complaint alleges FullCircle breached its contractual obligations resulting from a settlement agreement involving the Company's then subsidiary, Paradigm Solutions, LLC and the plaintiffs. The plaintiffs are seeking declaration that plaintiffs have full ownership rights in stock issued in the Paradigm settlement agreement and damages to be determined by the court. The Company has reached a settlement with the plaintiffs.

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

No reports on Form 8-K were filed by FullCircle during the quarter ended September 30, 2004.


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

                                   FULLCIRCLE  REGISTRY,  INC.


Date:  November  12,  2004         /s/Isaac  Boutwell
                                   -------------------------
                                   Isaac  Boutwell
                                   Chief  Executive  Officer


Date:  November  11,  2004         /s/Trent  Oakley
                                   -------------------------
                                   Trent  Oakley
                                   Chief  Financial  Officer