Form 10KSB
period 2004-12-31
FULLCIRCLE REGISTRY INC
filed 2005-04-15
CIK 1127993

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

[ X ]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2004

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934

for the transition period from  _____ to _____

Commission File No. 333-51918

FULLCIRCLE REGISTRY, INC.

 (Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0653761 (IRS Employer Identification No.)

500 West Jefferson Street, PNC Plaza, Suite 2310

Louisville, KY 40202

(Address of principal executive offices)

(Issuer’s telephone number): 502-540-5112

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [ x  ]

The issuer’s common stock is listed on the Over the Counter Bulletin Board under the symbol FLCR. The aggregate market value of the issuer’s common stock held by non-affiliates at December 31, 2004 is deemed to be $2,820,718. At December 31, 2004 there were 69,390,242 shares of common stock of the registrant outstanding, par value $.001.

The issuer’s revenue for its most recent fiscal year was: $58,640.

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format:  Yes [   ]  No [ X ]

FORM 10-KSB

FULLCIRCLE REGISTRY, INC.

INDEX

		Page
PART I	Item 1. Description of Business Item 2. Description of Property Item 3. Legal Proceedings Item 4. Submission of Matters to a Vote of Security Holders	3 6 6 6
PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Item 6.  Management’s Discussion and Analysis or Plan of Operation

Item 7.  Financial Statements

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A.  Controls and Procedures

		6 10 12 12 12
PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.  Executive Compensation

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Item 12.  Certain Relationships and Related Transactions

Item 13.  Exhibits and Reports on Form 8-K

Item 14.  Principal Accountant Fees and Services

		13 14 16 16 17 17
	Signatures	18

(Inapplicable items have been omitted)

PART I

Item 1. Description of Business

Forward-Looking Statement Notice

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.

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

Our registry stores digital copies of subscribers’ emergency documents and medical information to make them instantly available to the client or to emergency personnel.  Our system is designed to allow medical personnel to quickly obtain critical information including special medical needs, treatment preferences and emergency contact information.  Our registry has live customer support accessible by phone, fax or secure Internet connection twenty-four hours a day.

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

Employees

We currently have 2 full-time employees working for us, and 8 independent sales representatives.

Item 2. Description of Property

Our principal executive offices are located at 2350 PNC Plaza, Louisville, Kentucky 40202, and our telephone number is (502) 540-5112. The facility is utilized in the following manner:

▪

administrative offices;

▪

professional offices;

▪

storage and warehousing; and

▪

product development.

The facility consists of approximately 1,730 square feet of office and warehouse space, leased for $2,739.17 per month in 2003 and $3,003.00 per month in 2004. The lease expired on December 31, 2004. In January 2005, we negotiated a new lease for the same space at $2,306.67 per month on a monthly basis.  We believe that our existing facilities are adequate for our current use.

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

Item 4.  Submission of Matters to a Vote of Securities Holders

None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

   CLOSING BID

  CLOSING ASK

High

Low

High

Low

2004

First Quarter

.44

.19

.45

.204

Second Quarter

.38

.08

.40

.085

Third Quarter

.12

.051

.13

.058

Fourth Quarter

.12

.065

.13

.075

2003

First Quarter

2.12

.60

2.15

.64

Second Quarter

.59

.05

.64

.055

Third Quarter

.12

.026

.13

.033

Fourth Quarter

.19

.031

.21

.037

The above quotations, as provided by Pink Sheets, LLC, represent prices between dealers and do not include retail markup, markdown or commission.  In addition, these quotations do not represent actual transactions.

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

In February 2004, the Company issued 85,000 shares of common stock for services performed at $0.26 per share.

In March 2004, the Company issued 500,000 shares of common stock pursuant to conversion of Preferred shares.

In April 2004, the Company issued  86,500 shares of common stock for services performed at $.28 per share.

In April 2004, the Company issued 60,000 shares of common stock in exchange for certain technology at $0.29 per share.

In June 2004, the Company issued 97,500 shares of common stock for services performed at $0.21 per share.

In July 2004, the Company issued 24,000 shares of common stock for services performed at $0.09 per share.

In August 2004, the Company issued 24,000 shares of common stock for services performed at $0.07 per share.

In September 2004, the Company issued 24,000 shares of common stock for services performed at $0.09 per share.

In October 2004, the Company issued 24,000 shares of common stock for services performed at $0.10 per share.

In November 2004, the Company issued 19,329,725 shares of common stock for notes payable at $0.04 per share.

In November 2004, the Company issued 44,000 shares of common stock for services performed at $0.09 per share.

In December 2004, the Company cancelled 840,959 shares of common stock that was returned in settlement of a lawsuit.

In December 2004, the Company issued 29,000 shares of common stock for services performed at $0.08 per share.

Item 6.  Management’s Discussion and Analysis or Plan of Operation

Results of Operations for the Years Ended December 31, 2004 and 2003

The Company had revenues of $58,640 for the year ended December 31, 2004 compared to $110,119 for the year ended December 31, 2003.  Cost of sales was $59,127 for a gross loss of $487 for the year ended 2004 compared to $126,779 cost of sales and gross loss of $16,660 for the year ended December 31, 2003.  Operating expenses were $407,319 for the year ended December 31, 2004 compared to $1,611,611 for the year ended 2003.  $219,629 was recognized as a gain on debt settlement in 2004 compared to $43,848 in 2003.  Interest expense was $52,556 for the year ended December 31, 2004 compared to $38,423 in 2003.  Net loss for the year ended December 31, 2004 was $240,733 compared to $1,671,911 for the same period in 2003.

Management believes it has significantly reduced its expenses during 2004 although revenues were about 50% of the prior year.  Operating expenses consisted of legal, audit and consulting fees combined with general and administrative costs.

Results of Operations for the Years Ended December 31, 2003 and 2002

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

Liquidity and Capital Resources

At December 31, 2004, our total assets were $159,146 compared to total assets of $439,804 at December 31, 2003.  The reduction in assets is attributed to depreciation and only $29,795 in investments available for sale compared in 2004 to $279,330 in investments available for sale in 2003.

Our assets at December 31, 2004 consisted of $7,963 in cash compared to $479 in cash on December 31, 2003.  Property and equipment less accumulated depreciation at December 31, 2004 was $120,388 at December 31, 2004 compared to $158,995 at December 31, 2003.  Other assets at December 31, 2004 were $29,795 in investments available for sale and $1,000 in deposits compared to $279,330 in investments available for sale and $1,000 in deposits for the year ended December 31, 2003.

Our liabilities decreased from $779,290 for the year ended December 31, 2003 to $209,706 for the year ended December 31, 2004.

Net cash provided from financing activities was $356,391for the year ended December 31, 2004 with the majority of the cash coming from a note payable to a related party.

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

The full principal amount of the convertible debentures are due upon default under the terms of convertible debentures. The investors hold a security interest in substantially all of our assets, intellectual property and registration rights with respect to the shares underlying the debentures and warrants.  As of December 31, 2004, none of the warrants have been exercised.

During 2003, we have been negotiating to reduce these convertible debentures and warrants through issuances of common stock.  Through December 31, 2003 we have continued to reduce notes payable, convertible debentures and associated interest.  During 2003, we issued stock for the conversion of debentures and related interest.  Through the twelve months ended December 31, we have settled $203,015 in notes payable and $369,307 in convertible debentures through the issuance of stock. In November 2003, we defaulted on the convertible debenture agreement and a new note was signed pursuant to a settlement agreement. The balance of the new note was $345,533 at December 31, 2003 and was due in November 2004.   We settled the outstanding balance for $150,000 during 2004.  The warrants remain outstanding.

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

As of December 31, 2004 we had no capital commitments.  We are currently focused on increasing revenues from our registry operations and reducing debt through converting debentures and notes payable to common stock.  We may also seek funding from unencumbered securities purchases or from lenders offering favorable terms.  At this time, we have no contracts, agreements, or understandings for additional funding, nor can any assurance be given that we will be able to obtain this capital on acceptable terms, if at all.  In such an event, this may have a materially adverse effect on our business, operating results and financial condition. If the need arises, we may offer a private placement or attempt to obtain funding through the use of various types of short term funding, loans or working capital financing arrangements from financial institutions.

We will also continue to explore resale agreements, whereby other organizations bundle FullCircle Registry memberships into the consumer-driven products they are already selling.  If successful, this will reduce sales expenses and broaden our client base.  In addition, our overhead should not increase significantly since we will not have additional data entry expenses and will be able to negotiate and enter into agreements with multiple competitors within any given arena.  Our resellers typically collect retail from their customers and remit wholesale to FullCircle, as a result, we will save the costs associated with billing and paying commissions.  Finally, we can customize our services to provide components that augment the vendor’s existing product, while still enabling the vendor to meet a competitive price point. We intend to continue exploring resale agreements and cross-marketing opportunities.

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

We require additional capital to supplement our anticipated revenues and fund our continuing operations. We have relied upon advances from officers and shareholders and we have issued stock to finance our operations to this point. Fullcirlce currently owes $53,985 in notes payable to related parties. There are no agreements or understandings that additional funding will be forthcoming. Our auditors have expressed concern that the Company has experienced losses from operations and negative cash flows from operations since inception. We have negative working capital and a capital deficiency at December 31, 2004. These conditions raise substantial doubt about our ability to continue as a going concern.

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller.  The Code of Ethics is attached as an exhibit to this report.

Item 7. Financial Statements

The financial statements of the Company appear on Page 19.

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

Item 8B. Other Information

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter, 2004 has been disclosed.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name Isaac Boutwell Trent Oakley David E. Allen Alec Stone Toby G. Wolcott	Age 72 46 51 63 60	Positions Chief Executive Officer and Director Chief Financial Officer and Director Director Chairman of the Board Director	Since 2002 2003 2003 2003 2003

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

Item 10. Executive Compensation

Compensation of Directors

Directors receive 2,000 shares of common stock for each Board meeting that they attend in person. During 2004 Directors received the following shares of common stock for attending Board meetings:

Name

Number of Shares

Reason

David Allen

8,000

Attendance of  4 Board meetings

Isaac Boutwell

8,000

Attendance of  4 Board meetings

Trent Oakley

8,000

Attendance of  4 Board meetings

Alec Stone

8,000

Attendance of  4 Board meetings

Toby Wolcott

8,000

Attendance of  4 Board meetings

Compensation of Officers

The following table lists the compensation received by our former and current officers over the last three years.

SUMMARY COMPENSATION TABLE

Name and Principal Position Of Former Officers.	Year Ended	Annual Compensation			Long Term Compensation			All Other Compen- sation ($)
					Awards		Payouts
		Salary ($)	Bonus($)	Other Annual Compen- sation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)
Jim Reskin Former CEO, resigned 4/9/03 Steve Whitten(12) Former CEO, resigned 9/30/03 Garriott Baker(13) Former President, resigned 10/01/03	12/31/03 12/31/02 12/31/03 12/31/02 12/31/03 12/31/02	0 120,000 0 0 70,307.63 72,000(7)		0 0 0 0 37,153.74(4) 87,000	35,245(1) 0 18,580(3) 7,950(5) 0	0 414,000(2) 0 0 200,000(6) 0
Isaac Boutwell(14) CEO and Director since 10/01/03 Trent Oakley(15) CFO, Executive VP and CMO since June 2003	12/31/04 12/31/03 12/31/02 12/31/04 12/31/03 12/31/02	0 0 0 0 40,250 0		0 0 0 40,400(10) 37,553.06(8) 0	0 0 0 40,400(10) 15,400(9) 0	0 0 0 0 200,000(11) 0

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

(3)

Steve Whitten received 115,000 shares worth $18,580 as compensation during 2003.

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

(10) Mr. Oakley received 20,000 shares worth $40,400 as compensation during 2004.

(11)Mr. Oakley exercised 200,000 stock options at a price of $0.001 per share for a total of $200.

(12)Steve Whitten received an additional 6,000 shares compensation for duties performed as a Director of the Company.

(13)Mr. Baker also received an additional 18,000 shares compensation for duties performed as a Director of the Company.

(14)Mr. Boutwell received 20,000 shares in 2003 and 8,000 shares in 2004 as compensation for duties performed as a Director of the Company.

(15)Mr. Oakley received 20,000 shares in 2003 and 8,000 shares in 2004 as compensation for duties performed as a Director of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of December 31, 2004, the name and shareholdings of each person known to us that either directly or beneficially holds more than 5% of our 71,615,242 issued and outstanding shares of common stock, par value $.001.  The table also lists the name and shareholdings of each director and of all officers and directors as a group.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address

Isaac Boutwell (1)(2)(3)

1815 Cann School Lane

East View, KY 42732

Trent Oakley (1)(2)(4)

8210 Smithtown Rd.

Louisville, KY 40218

David E. Allen (1)

5350 Stiles Rd.

Howardstown, KY 40051

Alec Stone (1)

830 Lawrence St.

Brandenburg, KY 40108

Toby G. Wolcott (1)

7521 Newton Dr.

Louisville, KY 40228

George Harman(5)

3033 Ring Rd.

Elizabethtown, KY 42701

	Title of Class Common Common Common Common Common Common	Number of Shares Beneficially Owned 20,777,549 502,189 102,967 7,683,584 28,000 4,796,230	% of Shares 29% 0.7% 0.14% 10.73% .04% 6.7%
All Executive Officers and Directors as a group (5 people)	Common	29,094,289	40.63%

All Executive Officers and Directors as a group (5 persons)

(1)

Director

(2)

Officer

(3)

Includes 390,000 shares held in the name of Rosewitha H. Boutwell, spouse of Issac M. Boutwell

(4)

Includes 1,486 shares held in the name of Lindsey Oakley and 1,703 shares held in the name of M. Jeannie Oakley

(5)

Includes 200,000 shares held in the name of Donna F. Harman, spouse of George Harman

Item 12. Certain Relationships and Related Transactions.

The Company entered into a lease agreement for office space whereby we make direct payments to the lessor although the lease is held in the name of a minority shareholder.  The monthly lease payment is $3,003 and the lease expires in December 2004.  Rent expense was approximately $44,000 for 2004 which included maintenance fees.  In January 2005, we negotiated a new lease for the same space at $2,306.67 per month on a monthly basis.

The Company has a note payable to a shareholder as of December 31, 2004 in the amount of $53,985.

Item 13. Exhibits and Reports on Form 8-K.

a)

Exhibits

Exhibit Title Number	Location

3(i)                         Articles of Incorporation*

3(ii)                        Bylaws*

14                           Code of Ethics

31.1                        Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                        Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1                       Certification of the Principal Executive Officer pursuant to U.S.C. Section

                              1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2                       Certification of the Principal Financial Officer pursuant to U.S.C. Section

                              1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

Form 10-SB filed 2/15/00 Form 10-SB filed 2/15/00 Attached Attached Attached Attached Attached

b)

Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2004.

* Incorporated by reference. Filed as exhibit to Form 10-SB filed February 15, 2000.

**The Exhibit attached to this Form 10-KSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of FullCircle’s annual financial statement and review of financial statements included in FullCircle’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $21,400 for fiscal year ended 2004 and $33,500 for fiscal year ended 2003.

Audit-Related Fees

There were no fees for other audit related services for fiscal years ended 2004 and 2003.

Tax Fees

There were no fees for tax compliance, tax advice and tax planning for the fiscal years 2004 and 2003.

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

FULLCIRCLE REGISTRY, INC.

Date: April 15, 2005

/s/Isaac Boutwell

Chief Executive Officer

Date: April 15, 2005

/s/Trent Oakley

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2005

By: /s/ Isaac Boutwell

Isaac Boutwell

Director

Date: April 15, 2005

By: /s/ Trent Oakley

Trent Oakley

Director

Date: April 15, 2005

By: /s/ Alec Stone

Alec Stone

Director

Date: April 15, 2005

By: /s/ David E. Allen

David E. Allen

Director

Date: April 15, 2005

By: /s/ Toby G. Wolcott

Toby G. Wolcott

Director

FULLCIRCLE REGISTRY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

C O N T E N T S

Independent Auditor=s Report

 21

Consolidated Balance Sheets

 22

Consolidated Statements of Operations

 24

Consolidated Statements of Stockholders= Equity

 25

Consolidated Statements of Cash Flows

 28

Notes to the Consolidated Financial Statements

 30

INDEPENDENT AUDITOR=S REPORT

To the Board of Directors and Stockholders of

FullCircle Registry, Inc.

We have audited the accompanying consolidated balance sheets of FullCircle Registry, Inc. and Subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders= equity and comprehensive income and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company=s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the  financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FullCircle Registry, Inc. and Subsidiaries  as of December 31, 2004 and 2003 and the consolidated results of its operations and cash flows for the years then ended  in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has recurring operating losses, negative working capital and is dependent on financing to continue operations.  These factors raise substantial doubt about its ability to continue as a going concern.  Management=s plans in regard to these matters are also described in the Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chisolm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC

Bountiful, Utah

February 23, 2005

FullCircle Registry, Inc.
Consolidated Balance Sheets

ASSETS

	December 31,
	2004	2003

CURRENT ASSETS:
Cash	$ 7,963	$ 479

Total Current Assets	7,963	479

PROPERTY AND EQUIPMENT:
Computers and equipment	84,936	84,936
Office furniture and fixtures	10,153	10,153
Software	408,196	390,796

	503,285	485,885
Less:
Accumulated depreciaton - software	(317,077)	(279,592)
Accumulated depreciaton	(65,820)	(47,298)

Total Property and Equipment	120,388	158,995

OTHER ASSETS:
Investments available for sale	29,795	279,330
Deposits	1,000	1,000

Total Other Assets	30,795	280,330

TOTAL ASSETS	$ 159,146	$ 439,804

The accompanying notes are an integral part of these financial statements

FullCircle Registry, Inc.
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY
	December 31,
	2004	2003

CURRENT LIABILITIES:
Accounts payable	$ 57,389	$ 115,381
Accrued expenses	49,874	48,555
Current protion of long-term liabilities	99,572	606,896

Total Current Liabilities	206,835	770,832

LONG-TERM LIABILITIES:
Notes payable	40,000	26,250
Notes payable-related party	53,985	575,590
Capital lease	8,458	13,514
Less: current portion of long-term liabilities	(99,572)	(606,896)

Total Long Term Liabilities	2,871	8,458

Total Liabilities	209,706	779,290

STOCKHOLDERS' EQUITY:
Preferred stock, authorized 5,000,000 shares of $.001 par value,
issued and outstanding 20,000 and 30,000 shares, respectively	20	30
Common stock, authorized 200,000,000 shares of $.001 par value,
issued and outstanding 71,615,242 and 52,128,476 shares, respectively	71,616	52,128
Additional paid in capital	6,344,256	5,584,540
Accumulated other comprehensive income	(87,955)	161,580
Retained earnings (deficit)	(6,378,497)	(6,137,764)

Total Stockholders' Equity	(50,560)	(339,486)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 159,146	$ 439,804

The accompanying notes are an integral part of these financial statements

FullCircle Registry, Inc.
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2004	2003

Revenues	$ 58,640	$ 110,119

Cost of sales	59,127	126,779

Gross Profit	(487)	(16,660)

Operating Expenses
Selling, general & administrative	407,319	1,611,611

Total Operating Expenses	407,319	1,611,611

Operating Income (Loss)	(407,806)	(1,628,271)

Other Income (Expense)
Gain on settlement of debt	219,629	43,848
Interest expense	(52,556)	(38,423)

Total Other Income (Expense)	167,073	5,425

Net Income (Loss) from Continuing Operations	(240,733)	(1,622,846)

Discontinued Operations
Gain (loss) from operations (net of income taxes of $0)	-	(49,065)
Gain (loss) on disposal (net of income taxes of $0)	-	-

Total Gain (Loss) From Discontinued Operations	-	(49,065)

Net Income (Loss)	$ (240,733)	$ (1,671,911)

Net Income (Loss) Per Share	$ (0.00)	$ (0.05)

Weighted Average Shares Outstanding	56,086,875	31,529,839

The accompanying notes are an integral part of these financial statements

FullCircle Registry, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income

Accumulated

Additional

       Retained

      Other

            Preferred Stock

          Common Stock

  Paid-In

        Earnings

Comprehensive

      Shares

             Amount

   Shares

            Amount

  Capital

        (Deficit)

     Income

Balance, December 31, 2002

210,750

$        211

22,577,696

$       22,578

$   8,420,213

(4,465,853)

-

April 2003- stock issued for notes payable and

Accrued interest at $0.36 per share

-

-

65,000

65

23,155

-

-

April 2003- stock issued for convertible debentures

And accrued interest at $0.11 per share

-

-

258,181

258

28,916

-

-

May 2003- stock issued for convertible debentures

And accrued interest at $0.08 per share

-

-

980,000

980

72,520

-

-

May 2003- stock issued for notes payable and

Accrued interest at $0.16 per share

-

-

877,112

877

142,809

-

-

May 2003- stock issued for deferred compensation

At $0.16 per share

-

-

220,279

220

37,780

-

-

May 2003- stock issued for notes payable at $0.16

Per share

-

-

225,689

226

35,884

-

-

May 2003- stock issued for convertible debentures

And accrued interest at $0.03 per share

-

-

1,192,886

1,193

28,807

-

-

June 2003- stock issued for convertible debentures

And accrued interest at $0.03 per share

-

-

714,608

715

17,150

-

-

June 2003- stock issued for convertible debentures

And accrued interest at $0.04 per share

-

-

734,550

735

31,806

-

-

June 2003- stock issued for service at $.12 per share

-

-

666,623

667

79,328

-

-

July 2003- stock issued for settlement of accounts

Payable at $0.09 per share

-

-

20,000

20

1,780

-

-

July 2003- stock issued for convertible debentures

And accrued interest at $0.04 per share

-

-

834,373

834

31,707

-

-

July 2003- stock issued for convertible debentures

And accrued interest at $0.03 per share

-

-

1,170,523

1,171

31,370

-

-

July 2003- stock issued for cash at $0.04 per share

-

-

3,750,000

3,750

146,250

-

-

July 2003- stock received and canceled from sales

of subsidiary

-

-

(6,000,000)

(6,000)

(3,973,246)

-

-

July 2003- stock issued for services at $0.06 per share

-

-

40,000

40

2,360

-

-

August 2003- stock issued for convertible debentures

And accrued interest at $0.02 per share

-

-

2,103,736

2,103

42,298

-

-

The accompanying notes are an integral part of these financial statements

FullCircle Registry, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Continued)

 Accumulated

Additional

       Retained

      Other

            Preferred Stock

          Common Stock

  Paid-In

        Earnings

Comprehensive

      Shares

             Amount

   Shares

            Amount

  Capital

        (Deficit)

     Income

August 2003- stock issued for service at $0.04

Per share

-

-

500,081

500

19,503

-

-

September 2003- stock issued for convertible

Debentures and accrued interest at $0.02 per share

-

-

1,516,207

1,516

21,227

-

-

September 2003- stock issued for convertible

Debentures and accrued interest at $0.01 per share

-

-

2,812,498

2,812

33,188

-

-

September 2003- stock issued for service at $0.06

Per share

-

-

112,000

112

6,608

-

-

September 2003- stock issued for services at $0.04

Per share

-

-

3,117,498

3,117

121,583

-

-

October 2003- stock issued for convertible debentures

And accrued interest at $0.01 per share

-

-

1,406,249

1,406

16,594

-

-

November 2003- stock issued for penalty on default

Of convertible debentures at $0.05 per share

-

-

2,715,187

2,715

133,044

-

-

November 2003- warrants issued

-

-

-

-

13,343

-

-

November 2003- stock issued for services at $0.05

Per share

-

-

431,000

431

21,119

-

-

December 2003- stock issued for services at $0.05

Per share

-

-

10,000

10

490

-

-

December 2003- stock issued for preferred stock

(180,750)

(181)

9,037,500

9,038

(8,857)

-

-

December 2003- stock issued for services at $0.15

Per share

-

-

39,000

39

5,811

-

-

Net changes in unrealized gain (loss) on available for

Sale investments

-

-

-

-

-

-

161,580

Net income (loss) for the year ended

December 31, 2003

              -

                -

                 -

                 -

                 -

(1,671,911)

              -

Balance, December 31, 2003

30,000

$             30

52,128,476

$         52,128

$ 5,584,540

$ (6,137,764)

$        161,580

FullCircle Registry, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Continued)

Accumulated

Additional

       Retained

      Other

            Preferred Stock

          Common Stock

  Paid-In

        Earnings

Comprehensive

      Shares

             Amount

   Shares

            Amount

  Capital

        (Deficit)

     Income

February 2004- stock issued for service at $0.26

Per share

-

-

85,000

85

22,015

-

-

March 2004- stock issued for conversion of preferred

Stock

(10,000)

(10)

500,000

500

(490)

-

-

April 2004- stock issued for services at $0.28

Per share

-

-

86,500

87

24,134

-

-

April 2004- stock issued for technology at $0.29

Per share

-

-

60,000

60

17,340

-

-

June 2004- stock issued for services at $0.21 Per share

-

-

97,500

98

11,602

-

-

July 2004- stock issued for services at $.09 per share

-

-

24,000

24

2,136

-

-

August 2004- stock issued for services at $0.07

Per share

-

-

24,000

24

1,656

-

-

September 2004- stock issued for services at $0.09

Per share

-

-

24,000

24

2,136

-

-

October 2004- stock issued for services at 0.10

Per share

-

-

24,000

24

2,376

-

-

November 2004- stock issued for notes payable at $0.04

Per share

-

-

19,329,725

19,330

753,859

-

-

November 2004- stock issued for services at $0.09

Per share

-

-

44,000

44

3,916

-

-

December 2004- stock retuned in settlement of a lawsuit

-

-

(840,959)

(841)

(83,255)

-

-

December 2004- stock issued for services at $0.08 per share

-

-

29,000

29

2,291

-

-

Net charge in unrealized gain (loss) on available for

Sale investments

-

-

-

-

-

-

(249,535)

Net income (loss) for the year ended

December 31, 2004

             -

               -

                -

              -

                 -

   (240,733)

                -

Balance, December 31, 2004

20,000

$          20

71,615,242

$    71,616

$  6,344,256

$  (6,378,256)

$  (87,955)

The accompanying notes are an integral part of these financial statement

FullCircle Registry, Inc.
Consolidated Statements of Cash Flows
	For the Years Ended
	December 31,
	2004	2003
Cash Flows from Operating Activities
Net Income (Loss)	$ (240,733)	$ (1,671,911)
Less: Net Income (Loss) from Discontinued Operations		(49,065)
Net Income (Loss) from Continuing Operations	$ (240,733)	$ (1,622,846)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depreciation and amortization	56,007	112,746
Stock issued for services	72,700	299,718
Stock issued for penalty on default of convertible debentures	-	135,759
Note payable issued for finance charges	-	119,714
Write off of goodwill	-	168,110
Warrants issued	-	13,343
Convertible debentures issued for services	-	122,100
Gain on settlement of debt	(219,629)	(43,848)
Change in Assets and Liabilities
(Increase) decrease in commission advances	-	94,567
Increase (decrease) in bank overdraft	-	(988)
Increase (decrease) in accounts payable	(57,988)	710
Increase (decrease) in accrued expenses	40,736	27,459

Net Cash Provided(Used) by Continuing Operating Activities	(348,907)	(573,456)

Cash Flows from Investing Activities
Cash paid in sale of subsidiary	-	(40,000)
Cash paid for notes receivable	-	(45,000)
Cash paid for property and equipment	-	(836)

Net Cash Provided (Used) by Investing Activities	-	(85,836)

Cash Flows from Financing Activities
Cash received from convertible debentures	-	477,900
Cash received from notes payable -related party	678,322	105,969
Cash paid for capital leases	(5,056)	(4,577)
Cash paid for notes payable -related party	(316,875)	(69,521)
Cash received from issuance of stock	-	150,000

Net Cash Provided(Used) by Financing Activities	356,391	659,771

Increase (Decrease) in Cash from Continuing Operations	7,484	479

Cash and Cash Equivalents at Beginning of Period	479	-

Cash and Cash Equivalents at End of Period	$ 7,963	$ 479

v

The accompanying notes are an integral part of these financial statements

FullCircle Registry, Inc. (continued)
Consolidated Statements of Cash Flows
For the Years Ended
December 31,
2004	2003

Cash Paid For:
Interest		$ 5,724
Income Taxes	$ -	$ -

Non-Cash Activities:
Stock issued for services	$ 72,700	$ 299,718
Stock issued for accounts payable	$ -	$ 18,845
Stock issued for notes payable and interest	$ 773,189	$ 203,015
Stock issued for convertible debentures and interest	$ -	$ 369,307
Convertible debentures issued for services	$ -	$ 122,100
Warrants issued	$ -	$ 13,343
Stock issued for penalty on default of convertible debentures	$ -	$ 135,759
Note payable issued for finance charges	$ -	$ 119,714
Forgiveness of note payable and accrued interest	$ 135,533	$ 43,848

The accompanying notes are an integral part of these financial statements

FULLCIRCLE REGISTRY, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

NOTE 1 -  SIGNIFICANT ACCOUNTING POLICIES

a.  Organization

FullCircle Registry, Inc. (the Company), formerly Excel Publishing, Inc., (Excel) was incorporated on June 7, 2000 in the State of Nevada.  On April 10, 2002, the Company merged with FullCircle Registry, Inc. a private Delaware corporation (FullCircle).  Per the terms of the agreement, Excel agreed to deliver 12,000,000 shares of the Company=s common stock to the shareholders of FullCircle in exchange for 100% of FullCircle=s shares.  The merger was treated as a reverse merger with FullCircle being the accounting acquirer, therefore, all historical financial information prior to the acquisition date is that of FullCircle.  Pursuant to the merger, the Company changed their name from Excel Publishing, Inc. to FullCircle Registry, Inc.

FullCircle Registry, Inc.  was incorporated as WillRequest.com, Inc. under the laws of the State of Delaware on January 20, 2000.  In July 2000, the Company changed its name from WillRequest.com, Inc. to FullCircle Registry, Inc.  The Company was formed to provide a digital safe deposit box containing vital medical and legal information of its customers.  The Company is currently focusing on raising capital to develop its operations

In July of 2002, the Company issued 75,000 shares of common stock to acquire 100% of the shares of Electronic Luminescent Technologies, Inc. (AELTI@) a Florida Corporation. ELTI was in possession of a license agreement for a ABicycle Illumination System@. Subsequent to the merger, ELTI transfered its interest in the license for 1,000,000 shares (a 10% interest) in GloTech Industries. (See investments available for sale).

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

On July 29, 2003, the Company entered into a sales agreement for its wholly-owned subsidiary, Paradigm.  Pursuant to the agreement, the 6,000,000 shares of common stock originally issued by the Company for the acquisition of Paradigm were returned to the Company and canceled.  The assets and liabilities of Paradigm have been presented on the financial statements as discontinued operations.  The Company has recorded the sale as a cost of treasury stock, therefore, the loss on discontinued operations for 2003 includes the net loss from operations of Paradigm from January 1, 2003 through July 29, 2003.

FULLCIRCLE REGISTRY, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

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

December 31,

2004

2003

Numerator - loss

$

(240,733)

$

(1,671,911)

Denominator - weighted average

 of shares outstanding

  56,086,875

   31,529,839

Loss per share

$        (0.00)

$         (0.05)

d.  Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

e.  Provision for Income Taxes

No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $6,400,000 that will be offset against future taxable income.  These NOL carryforwards begin to expire in the year 2020.  No tax benefit will be recorded until the Company generates taxable income.

Deferred tax assets and the valuation account is as follows at December 31, 2004 and 2003:

December 31,

2004

2003

Deferred tax asset:

NOL carryforward

$

2,176,000

$

2,261,346

Valuation allowance

  (2,176,000)

  (2,261,346)

Total

$           -

$             -

f.  Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and expenses during the reporting period.  In these Consolidated Financial Statements, assets, liabilities and expenses involve extensive reliance on management=s estimates.  Actual results could differ from those estimates.

FULLCIRCLE REGISTRY, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

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

The provision for depreciation is calculated using the straight-line method over the estimated useful lives of the assets.  Depreciation expense for the periods ended December 31, 2004 and 2003 is $56,007 and $112,746, respectively.

h.  Principles of Consolidation

For the years ended December 31, 2004 and 2003, the consolidated financial statements include the books and records of FullCircle Registry, Inc., Electronic Luminescent Technologies, Inc., Spoken Data Technologies and AskPhysicians.com, Inc. All inter-company transactions and accounts have been eliminated in the consolidation.

NOTE 2 -  GOING CONCERN

The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses negative working capital and is dependent upon raising capital to continue operations.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  It is management=s plan to generate additional working capital by increasing revenue as a result of new sales and marketing initiatives and by raising additional capital from investors.

NOTE 3 -  LONG-TERM LIABILITIES

Long-term liabilities are detailed in the following schedules as of December 31, 2004 and 2003:

2004

2003

Notes Payable - Related Party:

Note payable to a shareholder pursuant to a

settlement agreement for default on convertible

debenture agreement, non interest bearing,

principal due as follows: 1 month at $15,000;

3 months at $20,000 per month; $40,000 per

month, thereafter, matures November 2004

$

-

$

345,533

FULLCIRCLE REGISTRY, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

NOTE 3 -

LONG-TERM LIABILITIES (Continued)

2004

2003

Note payable to a shareholder bears interest at

8.0% per annum principal and interest due on

demand

$

53,985

$

53,985

Note payable to a shareholder, non-interest

bearing, principal due January 2004

-

50,000

Note payable to an officer, non-interest bearing,

principal due January 2004

-

50,000

Note payable to an officer, bears interest at 8%

per annum, principal and interest due on demand

-

76,072

      Notes payable

53,985

575,590

Note payable to various individuals bears interest

at 7.0% per annum principal and interest due on

demand

40,000

26,250

      Total Notes Payable

93,985

601,840

Capital Leases

Capital lease payable to a leasing company, bears

interest at 10% per annum, monthly payments due

of $515, matures June 2006, secured by equipment

$

8,458

$

13,514

Total Capital Leases

8,458

13,514

Total Long-Term Liabilities:

102,443

615,354

Less current portion:

(99,572)

(606,896)

Net Long-Term Liabilities

$

2,871

$

8,458

Future minimum principal payments on notes payable are as follows:

2005

$

99,572

2006

2,871

Total Long-Term Liabilities

$

102,443

FULLCIRCLE REGISTRY, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

NOTE 4 -  RELATED PARTY

The Company entered into a lease agreement for office space with a shareholder.  The monthly lease payment is $3,003 and the lease expired in December 2004.  Rent expense was approximately $44,000 for 2004 and 2003, respectively.

The Company has notes payable due to an officer of $0 and $126,072 as of December 31, 2004 and 2003, respectively [see Note 3].

The Company has notes payable due to shareholders as of December 31, 2004 and 2003 of $53,985 and $449,518, respectively [See Note 3].

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company leases office space on a monthly basis.

NOTE 6 -  GOODWILL/ACQUISITIONS

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 141 (SFAS 141), ABusiness Combinations@ and No. 142 (SFAS 142), AGoodwill and Other Intangible Assets@, which establishes new standards for the treatment of goodwill and other intangible assets.  SFAS 142 prescribes that amortization of goodwill will cease as of the adoption date (January 1, 2002).  Additionally, the Company will be required to perform an impairment test on goodwill and other intangible assets annually, and whenever events and circumstances occur that might affect the carrying value of such assets.  The Company has performed an internal impairment test of goodwill and has recorded impairments as described below.

In July of 2002, the Company issued 75,000 shares of common stock valued at $117,750 to acquire 100% of the shares of Electronic Luminescent Technologies, Inc. (AELTI@) a Florida Corporation.  As such, ELTI became a wholly owned subsidiary of the Company.  This transaction was accounted for on the purchase method of accounting using generally accepted accounting principles.  Goodwill was not recorded in this transaction and the asset was subsequently exchanged for 1,000,000 shares of GloTech stock. (see investments available-for-sale. There were no operations of this subsidiary during 2004 and 2003.

On October 10, 2002, the Company issued 210,000 shares of common stock valued at $140,700, for all issued and outstanding stock of Spoken Data Technologies, a Florida corporation (SDT)  As such, SDT became a wholly owned subsidiary of the Company.  This transaction was accounted for on the purchase method of accounting using generally accepted accounting principles.  Goodwill was not recorded in this transaction as the software assets acquired were valued at the market price of the stock issued. There were no operations of this subsidiary during 2004 and 2003.

FULLCIRCLE REGISTRY, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

NOTE 6 - GOODWILL/ACQUISITIONS (Continued)

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

On December 20, 2002, the Company issued 462,000 shares of common stock valued at $471,240, for all issued and outstanding shares of AskPhysicians.com, Inc. (APC) a Florida corporation.  As such, APC became a wholly owned subsidiary of the Company.  This transaction was accounted for on the purchase method of accounting using generally accepted accounting principles.  Goodwill was recorded of $468,110 upon acquisition.  The operations of this subsidiary have been included in the consolidated financial statements of the Company from the date of the acquisition and was subsequently deemed to be impaired during 2003 and 2002.  As of December 31, 2004, no goodwill has been recognized for APC.

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

As of December 31, 2004 and 2003, the Company owns shares of a public company.   Investments in securities are summarized as follows at December 31, 2004 and 2003:

Unrealized

Realized

Fair

Cost

Gain/(Loss)

Gain/(Loss)

Value

Available-for-sale

  securities

December 31, 2004

   $     117,750

   $      (87,955)

    $            -

    $        29,795

December 31, 2003

   $     117,750

   $     161,580

    $            -

  $      279,330

FULLCIRCLE REGISTRY, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

NOTE 8 - WARRANTS

During the year ended December 31, 2003, the Company issued 1,800,000 warrants to purchase shares of common stock.  These warrants were issued at an exercise price of $0.075.  The following tables summarize the information regarding warrants outstanding at December 31, 2004.  All the warrants are exercisable at December 31, 2004.

Warrants outstanding at December 31, 2002	-
Warrants granted	1,800,000
Warrants expired	-
Warrants outstanding at December 31, 2003	1,800,000
Warrants granted	-
Warrants expired	-
Warrants outstanding at December 31, 2004	800,000

Weighted average exercise price of warrants outstanding at December 31, 2004	$ 0.075

Number of

Weighted

Warrants

 Average

Weighted

Outstanding at

Remaining

Average

December 31

Contractual

Exercise

Exercise Price

     2004

     Life

   Price

    $0.075

1,800,000

   5 years

$0.075

The Company applies SFAS No. 123, for warrants issued, which requires the Company to estimate the fair value of each warrants issued at the grant date by using the Black-Scholes pricing model with the following assumptions:

Risk-free interest rate

4%

Life

7 years

Volatility

215%

Dividend Yield

0.0

As a results of applying SFAS No. 123, the Company has recognized an expense of $0 and $13,343 during the years ended December 31, 2004 and 2003, respectively.  The expense is included in the general and administrative amount in the statement of operations.

36