Form 10QSB
period 2005-03-31
FULLCIRCLE REGISTRY INC
filed 2005-06-03
CIK 1127993

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[ X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

(Issuer’s telephone number)

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

The aggregate number of shares issued and outstanding of the issuer’s common stock as of March 31, 2005 was 71,960,516 shares of $0.001par value.

Transitional Small Business Disclosure Format (Check one):

Yes [  ]  No [X]

FORM 10-QSB

FULLCIRCLE REGISTRY, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements

Consolidated Balance Sheets for March 31, 2005 (Unaudited) and December 31, 2004

Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2005 and 2004

Consolidated Statement of Cash Flows (Unaudited) for the Three Months Ended March 31, 2005 and 2004

Note to Consolidated Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Controls and Procedures

		3 3-4 5 6 7 8 12
PART II.	Other Information Item 2. Changes in Securities and Use of Proceeds Item 6. Exhibits and Reports on Form 8-K	12 15
	Signatures	16

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

FullCircle Registry, Inc.

Consolidated Balance Sheets

(Unaudited)

ASSETS
	March 31,	December 31,
	2005	2004
	(Unaudited)
CURRENT ASSETS:
Cash	$ -	$ 7,963

Total Current Assets	-	7,963

PROPERTY AND EQUIPMENT, NET	107,105	120,388

OTHER ASSETS:
Investments available for sale	48,849	29,795
Investment in Joint Venture	25,000
Deposits	1,000	1,000

Total Other Assets	74,849	30,795

TOTAL ASSETS	$ 181,954	$ 159,146

See accompanying notes to consolidated financial statements

FullCircle Registry, Inc.

Consolidated Balance Sheets

(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
	March 31,	December 31,
	2005	2004
	(Unaudited)
CURRENT LIABILITIES:
Bank overdraft	$ 40,517	$ -
Accounts payable	19,997	57,389
Accrued expenses	53,180	49,874
Current protion of long-term liabilities	195,535	99,572

Total Current Liabilities	309,229	206,835

LONG-TERM LIABILITIES:
Notes payable	36,250	40,000
Notes payable-related party	159,285	53,985
Capital lease payable	8,458	8,458
Less: current portion of long-term liabilities	(195,535)	(99,572)

Total Long Term Liabilities	8,458	2,871

Total Liabilities	317,687	209,706

STOCKHOLDERS' EQUITY:
Preferred stock, authorized 5,000,000 shares of $.001 par value,
issued and outstanding 20,000 shares	20	20
Common stock, authorized 200,000,000 shares of $.001 par value,
issued and outstanding 71,960,516 and 71,615,242 shares, respectively	71,963	71,616
Additional paid in capital	6,366,360	6,344,256
Accumulated comprehensive income	(68,901)	(87,955)
Retained earnings (deficit)	(6,505,175)	(6,378,497)

Total Stockholders' Equity	(135,733)	(50,560)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 181,954	$ 159,146

See accompanying notes to consolidated financial statements

FullCircle Registry, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended
	March 31,
	2004	2003

Revenues	$ 23,642	$ 2,881

Cost of sales	18,927	506

Gross Profit	4,715	2,375

Operating Expenses
Selling, general & administrative	123,146	267,496

Total Operating Expenses	123,146	267,496

Operating Income (Loss)	(118,431)	(265,121)

Other Income (Expense)
Interest expense	(8,247)	(8,043)

Total Other Income (Expense)	(8,247)	(8,043)

Net Income (Loss)	$ (126,678)	$ (273,164)

Net Income (Loss) Per Share	$ (0.00)	$ (0.01)

Weighted Average Shares Outstanding	71,807,945	52,180,420

See accompanying notes to consolidated financial statements

FullCircle Registry, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	March 31,

	2005	2004

Cash Flows from Operating Activities

Net Income (Loss)	$ (126,678)	$ (273,164)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depreciation & amortization	13,283	10,545
Stock issued for services	22,451	22,100
Change in Assets and Liabilities
(Increase) decrease in accounts receivable	-	-
Increase (decrease) in bank overdraft	40,517	13,199
Increase (decrease) in accounts payable	(37,392)	20,177
Increase (decrease) in accrued expenses	3,306	10,675

Net Cash Provided(Used) by Operating Activities	(84,513)	(196,468)

Cash Flows from Investing Activities
Payments for investments	(25,000)	-

Net Cash Provided (Used) by Investing Activities	(25,000)	-

Cash Flows from Financing Activities
Payments for capital leases		(1,511)
Proceeds from notes payable	105,300	260,625
Payments for notes payable	(3,750)	(63,125)

Net Cash Provided(Used) by Financing Activities	101,550	195,989

Increase (Decrease) in Cash	(7,963)	(479)

Cash and Cash Equivalents at Beginning of Period	7,963	479

Cash and Cash Equivalents at End of Period	$ -	$ -

Cash Paid For:
Interest	$ 5,912	$ 333
Income Taxes	$ -	$ -

See accompanying notes to consolidated financial statements

FullCircle Registry, Inc.

Notes to the Consolidated Financial Statements

March 31, 2005

GENERAL

FullCircle Registry, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2005 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2004.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

Safe Harbor for Forward-Looking Statements

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed under the “Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operations,” and also include general economic factors and conditions that may directly or indirectly impact the Company’s financial condition or results of operations.

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

In April, 2004 the Company exchanged 60,000 shares of its common stock for all of the outstanding shares of Security Promotions Marketing, Inc. (SPM), a Nebraska corporation, making SPM a wholly owned subsidiary of FullCircle Registry, Inc. SPM currently operates the website www.myclubcard.com.  which offers registered members significant discounts on online purchases from over 500 of the nation’s top merchants. For each online purchase made through the myclubcard.com website, SPM earns a commission. SPM also provides fundraising opportunities to organizations by allowing them to sell myclubcard.com memberships to the public. Organizations then split the $24 yearly membership fee equally with SPM. As a value added incentive, each new member of myclubcard.com is entitled to one free registration with our Bright Star photo ID service (see below).

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

Employees

We currently have two full-time employees working for us, and eight independent sales representatives.

Results of Operations for the Three Month Period Ended March 31, 2005 and 2004

Revenues during the three months ended March 31, 2005 were $23,642 with cost of sales of $18,927 yielding a gross profit of $4,715 compared to $2,881 in revenues for the same period in 2004 with cost of sales of $506 and a gross profit of $2,375. Operating expenses and selling, general and administrative costs during this period were $123,146 resulting in an operating loss of $118,431 compared to operating expenses of $267,496 for the three months ended March 31, 2004 with an operating loss of $265,121. Interest expense for the three months ended March 31, 2005 were $8,247 resulting in a net loss from continuing operations of $126,678.  For the three months ended March 31, 2004, interest expense was $8,043 and a net loss of $273,164.

Liquidity and Capital Resources

At March 31, 2005 the Company had total assets of $181,954 compared to total assets of $159,146 at December 31, 2004. The Company had current assets consisting of $-0- in cash, $107,105 in property and equipment, $48,849 of investments available for sale and $25,00 investment in a joint venture and $1,000 in deposits.  Total assets at December 31, 2004 consisted of $7,963 in cash, $120,388 property and equipment, $29,795 in investments available for sale and $1,000 in deposits.

At March 31, 2005, the Company had $217,687 in total liabilities.  Current liabilities include $40,517 bank overdraft, $19,997 I accounts payable, $53,180 in accrued expenses and $195,535 current portion of long-term liabilities.  Long term liabilities include $36,250 in notes payable, $159,285 in notes payable to a related party and $8,458 in capital lease payable.

Net cash used by operating activities for the three months ended March 31, 2005 was $84,512 compared to $196,468 for the same period in 2004.   Proceeds from notes payable was $105,300 for the three months ended March 31, 2005 and payments for notes payable was $3,750.  For the same period in 2004, were received $260,625 from notes payable and may payments on notes payable of $63,125 and payments for capital leases of $1,511.  For the three months ended March 31, 2005, we paid $5,912 in interest compared to $333 for the same period in 2004.

Our material funding requirements include operating debt, salaries, professional fees, and the maintenance of our office and equipment leases.  We will also have ongoing operating costs related to maintaining our emergency data retrieval services, enhancing our registry, and hardware and software upgrades.

We require additional capital to supplement our anticipated revenues and fund our continuing operations. We have relied upon advances from officers and shareholders and we have issued stock to finance our operations to this point. Fullcirlce currently owes $159,285 in notes payable to related parties. There are no agreements or understandings that additional funding will be forthcoming. Our auditors have expressed concern that the Company has experienced losses from operations and negative cash flows from operations since inception. We have negative working capital and a capital deficiency at March 31, 2005. These conditions raise substantial doubt about our ability to continue as a going concern.

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

PART II – OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds

Unless otherwise noted the following shares were sold in private transactions and issued in reliance of the exemption provided by Section 4(2) and/or Regulation D of the Securities Act of 1933.  The transactions did not involve any public offering or broker and no commissions were paid on the transaction.

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

In January 2005, the Company issued 147,856 shares of common stock for services performed at $0.15 per share.

In March 2005, the Company issued 2,523,274 shares of common stock that had been previously authorized for issuance prior to year end 2004 and included in the 2004 year end audit.  Of these shares, 2,250,000 were issued for notes payable and the balance of 273,274 were issued for services performed.

ITEM 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by FullCircle during the quarter ended September 30, 2004.

Exhibits:

Exhibit Number	Title	Location
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002	Attached

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002	Attached
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002	Attached
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002	Attached

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULLCIRCLE REGISTRY, INC.

Date: June3, 2005

/s/Isaac Boutwell

Isaac Boutwell

Chief Executive Officer

Date: June3, 2005

/s/Trent Oakley

Trent Oakley

Chief Financial Officer