Form 10QSB
period 2005-06-30
FULLCIRCLE REGISTRY INC
filed 2005-08-22
CIK 1127993

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[ X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The aggregate number of shares issued and outstanding of the issuer’s common stock as of June 30, 2005 was 72,032,516 shares of $0.001par value.

Transitional Small Business Disclosure Format (Check one):

Yes [  ]  No [X]

FORM 10-QSB

FULLCIRCLE REGISTRY, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements

Consolidated Balance Sheets for June 30, 2005 (Unaudited) and December 31, 2004

Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2005 and 2004

Consolidated Statement of Cash Flows (Unaudited) for the Six Months Ended June 30, 2005 and 2004

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

FullCircle Registry, Inc.

Consolidated Balance Sheets

(Unaudited)

ASSETS
	June 30,	December 31,
	2005	2004
	(Unaudited)
CURRENT ASSETS:
Cash	$ 19,211	$ 7,963
Advances for Commissions	12,500	-
Total Current Assets	31,711	7,963

PROPERTY AND EQUIPMENT:
Computers and equipment	84,936	84,936
Office furniture and fixtures	10,153	10,153
Software	408,366	408,196
	503,455	503,285
Less:
Accumulated depreciation - software	(334,444)	(317,077)
Accumulated depreciation	(75,020)	(65,820)
Total Property and Equipment	93,991	120,388

OTHER ASSETS:
Investments	25,000	-
Investments available for sale	74,488	29,795
Deposits	1,000	1,000
Total Other Assets	100,488	30,795

TOTAL ASSETS	$ 226,190	$ 159,146

See accompanying notes to consolidated financial statements

FullCircle Registry, Inc.

Consolidated Balance Sheets

(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 52,421	$ 57,389
Accrued expenses	57,909	49,874
Current portion of long-term liabilities	297,485	99,572
Total Current Liabilities	407,815	206,835

LONG-TERM LIABILITIES:
Notes payable	85,210	40,000
Notes payable-related party	203,817	53,985
Capital lease payable	8,458	8,458
Less: current portion of long-term liabilities	(297,485)	(99,572)
Total Long Term Liabilities	-	2,871

Total Liabilities	407,815	209,706

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, authorized 5,000,000 shares of $.001 par value,
issued and outstanding 20,000 and 30,000 shares, respectively	20	20
Common stock, authorized 200,000,000 shares of $.001 par value,
issued and outstanding 72,032,516 and 71,615,242 shares, respectively	72,035	71,616
Additional paid in capital	6,370,128	6,344,256
Accumulated comprehensive income	(43,262)	(87,955)
Retained earnings (deficit)	(6,580,546)	(6,378,497)
Total Stockholders' Equity (Deficit)	(181,625)	(50,560)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 226,190	$ 159,146

See accompanying notes to consolidated financial statements

FullCircle Registry, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenues	$ 22,688	$ 4,928	$ 46,330	$ 7,809

Cost of Sales	17,886	5,140	36,813	5,646

Gross Profit	4,802	(212)	9,517	2,163

Operating Expenses
Selling, General & Administrative	71,755	70,915	194,902	338,411

Total Operating Expenses	71,755	70,915	194,902	338,411

Operating Income (Loss)	(66,953)	(71,127)	(185,385)	(336,248)

Other Income (Expense)
Interest Expense	(8,418)	(8,212)	(16,664)	(16,255)

Total Other Income (Expense)	(8,418)	(8,212)	(16,664)	(16,255)

Net Income (Loss)	$ (75,371)	$ (79,339)	$ (202,049)	$ (352,503)

Net Income (Loss) Per Share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

Weighted Average Shares Outstanding	72,008,516	52,843,982	71,931,830	52,564,757

See accompanying notes to consolidated financial statements

FullCircle Registry, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2005	2004
Cash Flows from Operating Activities:
Net Income (Loss)	$ 202,049)	$ 352,503)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depreciation & amortization	26,567	21,090
Stock issued for services	26,291	67,770
Change in Assets and Liabilities
(Increase) decrease in commission advances	(12,500)	(3,000)
Increase (decrease) in accounts payable	(4,968)	4,374
Increase (decrease) in accrued expenses	8,035	30,597
Net Cash Provided(Used) by Operating Activities	(158,624)	(231,672)

Cash Flows from Investing Activities:
Investments	(25,000)	-
Purchase of software	(170)	-
Net Cash Provided (Used) by Investing Activities	(25,170)	-

Cash Flows from Financing Activities:
Proceeds from notes payable	203,817	354,625
Payments for capital leases	-	(1,511)
Payments for notes payable	(8,775)	(104,373)
Net Cash Provided(Used) by Financing Activities	195,042	248,741

Increase (Decrease) in Cash	11,248	17,069
Cash and Cash Equivalents at Beginning of Period	7,963	479

Cash and Cash Equivalents at End of Period	$ 19,211	$ 17,548

Cash Paid For:
Interest	$ 11,900	$ -
Income Taxes	$ -	$ -

Non-Cash Activities:
Stock issued for services	$ 26,291	$ 67,770
Stock issued for technology	$ -	$ 17,400

See accompanying notes to consolidated financial statements

FullCircle Registry, Inc.

Notes to the Consolidated Financial Statements

June 30, 2005

GENERAL

FullCircle Registry, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended June 30, 2005 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2004.

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

Results of Operations for the Three Month Period Ended June 30, 2005 and 2004

Revenues during the three months ended June 30, 2005 were $22,688 with cost of sales of $17,886 yielding a gross profit of $4,802 compared to $4,928 in revenues for the same period in 2004 with cost of sales of $5,140 and a gross loss of $212. Operating expenses and selling, general and administrative costs during the current three-month period were $71,755 resulting in an operating loss of $66,953 compared to operating expenses of $70,915 for the three months ended June 30, 2004 with an operating loss of $71,127. Interest expense for the three months ended June 30, 2005 was $8,418 resulting in a net loss from continuing operations of $75,371.  For the three months ended June 30, 2004, interest expense was $8,212 and a net loss of $79,339.

Results of Operations for the Six Month Period Ended June 30, 2005 and 2004

Revenues during the six months ended June 30, 2005 were $46,330 with cost of sales of $36,813 yielding a gross profit of $9,517 compared to $7,809 in revenues for the same period in 2004 with cost of sales of $5,646 and a gross profit of $2,163. Operating expenses and selling, general and administrative costs during the current six-month period were $194,902 resulting in an operating loss of $185,385 compared to operating expenses of $338,411 for the six months ended June 30, 2004 with an operating loss of $336,248. Interest expense for the six months ended June 30, 2005 was $16,664 resulting in a net loss from continuing operations of $202,049.  For the six months ended June 30, 2004, interest expense was $16,255 and a net loss of $352,503.

Liquidity and Capital Resources

At June 30, 2005 the Company had total assets of $226,190 compared to total assets of $159,146 at December 31, 2004. The Company had current assets consisting of $19,211in cash, $12,500 in commission advances, $93,991 in property and equipment, $74,488 of investments available for sale and $25,000 investment in a joint venture and $1,000 in deposits.  Total assets at December 31, 2004 consisted of $7,963 in cash, $120,388 property and equipment, $29,795 in investments available for sale and $1,000 in deposits.

At June 30, 2005, the Company had $407,815 in total liabilities.  Current liabilities include $52,421 in accounts payable, $57,909 in accrued expenses and $297,485 current portion of long-term liabilities.  Long term liabilities include $85,210 in notes payable, $203,817 in notes payable to a related party and $8,458 in capital lease payable. Total liabilities at December 31, 2004 were $209,706 which were comprised of $57,389 in accounts payable, $49,874 in accrued expenses, $99,572 in current portion of long-term liabilities, $40,000 in notes payable, $53,985 in notes payable to a related party, and $8,458 in capital lease payable.

Net cash used by operating activities for the six months ended June 30, 2005 was $158,624 compared to $231,672 for the same period in 2004.   During the six months ended June 30, 2005, $25,000 was used for investments, and $170 was used to purchase software.  Proceeds from notes payable were $203,817 for the six months ended June 30, 2005 and payments for notes payable were $8,775.  For the same period in 2004, $354,625 was received from notes payable, payments were made on notes payable of $104,373, and payments for capital leases of $1,511.  For the six months ended June 30, 2005, we paid $11,900 in interest compared to $0 for the same period in 2004.

Our material funding requirements include operating debt, salaries, professional fees, and the maintenance of our office and equipment leases.  We will also have ongoing operating costs related to maintaining our emergency data retrieval services, enhancing our registry, and hardware and software upgrades.

We require additional capital to supplement our anticipated revenues and fund our continuing operations. We have relied upon advances from officers and shareholders and we have issued stock to finance our operations to this point. We currently owe $203,817 in notes payable to related parties. There are no agreements or understandings that additional funding will be forthcoming. Our auditors have expressed concern that the Company has experienced losses from operations and negative cash flows from operations since inception. We have negative working capital and a capital deficiency at June 30, 2005. These conditions raise substantial doubt about our ability to continue as a going concern.

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

During the three months ended June 30, 2004, the Company issued 72,000 shares of common stock for services performed at $0.04 per share.

ITEM 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by FullCircle during the quarter ended June 30, 2005.

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

FULLCIRCLE REGISTRY, INC.

Date: August 19, 2005

/s/ Isaac Boutwell

Isaac Boutwell

Chief Executive Officer

Date: August 19, 2005

/s/ Trent Oakley

Trent Oakley

Chief Financial Officer