Form 10QSB
period 2005-09-30
FULLCIRCLE REGISTRY INC
filed 2005-11-21
CIK 1127993

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[ X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

The aggregate number of shares issued and outstanding of the issuer’s common stock as of September 30, 2005 was 72,106,516 shares of $0.001par value.

Transitional Small Business Disclosure Format (Check one):

Yes [  ]  No [X]

FORM 10-QSB

FULLCIRCLE REGISTRY, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements

Consolidated Balance Sheets for September 30, 2005 (Unaudited) and December 31, 2004

Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2005 and 2004

Consolidated Statement of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2005 and 2004

Note to Consolidated Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Controls and Procedures

		3 4 5 6 8 9 13
PART II.	Other Information Item 2. Changes in Securities and Use of Proceeds Item 6. Exhibits and Reports on Form 8-K	13 16
	Signatures	17

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

FullCircle Registry, Inc.
Consolidated Balance Sheets
ASSETS
	September 30,	December 31,
	2005	2004
	(Unaudited)
CURRENT ASSETS:
Cash	$ 4,640	$ 7,963

Total Current Assets	4,640	7,963

PROPERTY AND EQUIPMENT, NET	86,985	120,388

OTHER ASSETS:
Investments available for sale	55,866	29,795
Investment in joint venture	25,000	-
Investment in 50% investee	7,500	-
Deposits	1,000	1,000
Total Other Assets	89,366	30,795

TOTAL ASSETS	$ 180,991	$ 159,146
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 48,229	$ 57,389
Accrued expenses	57,170	49,874
Current protion of long-term liabilities	338,985	99,572
Total Current Liabilities	444,384	206,835

LONG-TERM LIABILITIES:
Notes payable	105,210	40,000
Notes payable-related party	225,317	53,985
Capital lease payable	8,458	8,458
Less: current portion of long-term liabilities	(338,985)	(99,572)
Total Long Term Liabilities	-	2,871

Total Liabilities	444,384	209,706

STOCKHOLDERS' EQUITY (DIFICIENCY):
Preferred stock, authorized 5,000,000 shares of $.001 par value,
issued and outstanding 20,000	20	20
Common stock, authorized 200,000,000 shares of $.001 par value,
issued and outstanding 72,106,516 and 71,615,242 shares, respectively	72,107	71,616
Additional paid in capital	6,374,736	6,344,256
Accumulated comprehensive income (loss)	(61,884)	(87,955)
Retained earnings (deficit)	(6,648,372)	(6,378,497)

Total Stockholders' Equity (Deficiency)	(263,393)	(50,560)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 180,991	$ 159,146

The accompanying notes are an integral part of these financial statements

FullCircle Registry, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenues	$ 8,698	$ 24,549	$ 55,029	$ 32,358

Cost of Sales	8,026	18,100	57,339	23,746

Gross Profit	672	6,449	(2,310)	8,612

Operating Expenses
Selling, General & Administrative	49,943	35,924	244,845	374,335

Total Operating Expenses	49,943	35,924	244,845	374,335

Operating Income (Loss)	(49,271)	(29,475)	(247,155)	(365,723)

Other Income (Expense)
Interest Income	-	-	-	-
Interest Expense	(6,053)	(11,700)	(22,717)	(27,955)

Total Other Income (Expense)	(6,053)	(11,700)	(22,717)	(27,955)

Net Income (Loss) from Continuing Operations	(55,324)	(41,175)	(269,872)	(393,678)

Discontinued Operations
Gain (loss) from Operations (Net of Income Tax)	-	-	-	-
Gain (loss) on Disposal (Net of Income Tax)	-	-	-	-

Total Gain (Loss) from Discontinued Operations	-	-	-	-

Net Income (Loss)	$ (55,324)	$ (41,175)	$ (269,872)	$ (393,678)

Net Income (Loss) Per Share	$ (0.001)	$ (0.001)	$ (0.004)	$ (0.007)

Weighted Average Shares Outstanding	72,082,255	52,957,476	71,982,522	52,697,663

The accompanying notes are an integral part of these financial statements

FullCircle Registry, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended
	September 30,
	2005	2004
Cash Flows from Operating Activities

Net Income (Loss) from Continuing Operations	$ (269,872)	$ (393,678)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depreciation & amortization	33,574	31,805
Stock issued for services	4,726	73,770
Change in Assets and Liabilities
(Increase) decrease in accounts receivable	-	-
(Increase) decrease in commission advances	-	(3,000)
Increase (decrease) in accounts payable	(9,160)	(35,627)
Increase (decrease) in accrued expenses	7,296	42,297

Net Cash Provided(Used) by Operating Activities	(233,436)	(284,433)

Cash Flows from Investing Activities
Change in investments available for sale	26,071	-
Investment in AMPO II, Inc.	(7,500)	-
Investment in joint venture	(25,000)	-

Net Cash Provided (Used) by Investing Activities	(6,429)	-

Cash Flows from Financing Activities
Proceeds from notes payable	236,542	409,625
Payments for capital leases	-	(1,511)
Payments for notes payable	-	(111,874)

Net Cash Provided(Used) by Financing Activities	236,542	296,240

Increase (Decrease) in Cash from Continuing Operations	(3,323)	11,807
Increase (Decrease) in Cash from Discontinued Operations	-	-

Net Increase (Decrease) in Cash	(3,323)	11,807

Cash and Cash Equivalents at Beginning of Period	7,963	479

Cash and Cash Equivalents at End of Period	$ 4,640	$ 12,286

Cash Paid For:
Interest	$ -	$ -
Income Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements

FullCircle Registry, Inc.
Consolidated Statements of Cash Flows (continued)
(Unaudited)

For the Nine Months Ended
September 30,
	2005	2004
Non-Cash Activities:
Accrued expenses and accounts payable forgiven by shareholders	$ -	$ -
Stock issued for notes payable and accrued interest	$ -	$ -
Stock issued for convertible debentures and accrued interest	$ -	$ -
Stock issued for services	$ -	$ 73,770
Convertible debentures issued for services	$ -	$ -
Stock issued for technology	$ -	$ 17,400
Stock issued for settlement of accounts payable	$ -	$ -
Sale of Subsidiary and Cancellation of Debt Exchanged for
Company's stock	$ -	$ -

The accompanying notes are an integral part of these financial statements

FullCircle Registry, Inc.

Notes to the Consolidated Financial Statements

September 30, 2005

GENERAL

FullCircle Registry, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2005 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2004.

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

INVESTMENT IN AMPO II, INC.

In September 2005, the Company entered into agreement with AMPO II, Inc. to acquire 50% of AMPO II, Inc. for up to $225,000 in cash. The Company agreed to advance to AMPO II, Inc. sums of money as required to fund its ongoing losses up to $225,000.

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

Effective September 20, 2005, Mr. Trent Oakley and Mr. Toby Wolcott resigned from the Board of Directors of the Company.  Both directors resigned to dedicate their time on other activities and had no disagreements with the Company.  Both positions are vacant at the present time.  Mr. Oakley remains as Chief Financial Officer

Our Subsidiaries

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

We did not expend any resources on our Spoken Data or Askphysicians.com subsidiaries during the three-month period ended September 30, 2005.

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

In September 2005, the Company entered into agreement with AMPO II, Inc. to acquire 50% of AMPO II, Inc. for up to $225,000 in cash. The Company agreed to advance to AMPO II, Inc. sums of money as required to fund its ongoing losses up to $225,000.

AMPO is a holding company for prescription fulfillment and assistance programs and companies.  AMPO, LLC was founded in early 2000 by Jimm Axline. In mid-2004, AMPO II, Inc. was formed by AMPO, LLC's shareholders to serve as a holding company for AMPO, LLC, the Rx Relief Network and the Medicine Assistance Program (MAP). In 1997, Mr. Axline founded the National Association for the Terminally Ill (NATI), a 501(c)(3) non-profit organization that serves as a financial hospice for the terminally ill. Both the for-profit (AMPO II, Inc.) and non-profit (NATI) organizations have helped individuals with their prescription needs as well as, from the non-profit side, helped terminally ill people pay utility bills, car payments, house payments and buy groceries. While serving as chairman for NATI, Mr. Axline found that terminally ill individuals were using a large portion of their income to purchase medications. After extensive research, it was found that most pharmaceutical companies have patient assistance programs, through which medications are given free of charge to qualifying individuals. Because of the complex procedures in obtaining these medications, AMPO, LLC was formed to help not only the terminally ill, but other individuals that were taking maintenance medications. While patient assistance programs are free from the pharmaceutical industry, AMPO, LLC charges a small service fee to help guide the patient through the completion of the paperwork and procedures to obtain their medications. Since October 2000, AMPO, LLC and the other affiliated programs have helped thousands of people throughout the U.S. save hundreds of dollars on their prescription needs.

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

Results of Operations for the Three Month Period Ended September 30, 2005 and 2004

Revenues during the three months ended September 30, 2005 were $8,698 with cost of sales of $8,026 yielding a gross profit of $672 compared to $24,549 in revenues for the same period in 2004 with cost of sales of $18,100 and a gross profit of $6,449. Operating expenses and selling, general and administrative costs during the current three-month period were $49,943 resulting in an operating loss of $49,271 compared to operating expenses of $35,924 for the three months ended September 30, 2004 with an operating loss of $29,475. Interest expense for the three months ended September 30, 2005 was $6,053 resulting in a net loss from continuing operations of $55,324.  For the three months ended September 30, 2004, interest expense was $11,700 and a net loss of $41,175.

Results of Operations for the Nine Month Period Ended September 30, 2005 and 2004

Revenues during the nine months ended September 30, 2005 were $55,029 with cost of sales of $57,339 yielding a gross loss of $2,310 compared to $32,358 in revenues for the same period in 2004 with cost of sales of $23,746 and a gross profit of $8,612. Operating expenses and selling, general and administrative costs during the current nine-month period were $244,845 resulting in an operating loss of $247,155 compared to operating expenses of $374,335 for the nine months ended September 30, 2004 with an operating loss of $365,723. Interest expense for the nine months ended September 30, 2005 was $22,717 resulting in a net loss from continuing operations of $269,872.  For the nine months ended September 30, 2004, interest expense was $27,955 and a net loss of $393,678.

Liquidity and Capital Resources

At September 30, 2005 the Company had total assets of $180,991 compared to total assets of $159,146 at December 31, 2004. The Company had current assets consisting of $4,640 in cash, $86,985 in property and equipment, $55,866 of investments available for sale, $25,000 investment in a joint venture, $7,500 in investment in 50% of AMPO II, Inc., and $1,000 in deposits.  Total assets at December 31, 2004 consisted of $7,963 in cash, $120,388 property and equipment, $29,795 in investments available for sale and $1,000 in deposits.

At September 30, 2005, the Company had $444,384 in total liabilities.  Current liabilities include $48,229 in accounts payable, $57,170 in accrued expenses and $338,985 current portion of long-term liabilities.  Long term liabilities include $105,210 in notes payable, $225,317 in notes payable to a related party and $8,458 in capital lease payable. Total liabilities at December 31, 2004 were $209,706 which were comprised of $57,389 in accounts payable, $49,874 in accrued expenses, $99,572 in current portion of long-term liabilities, $40,000 in notes payable, $53,985 in notes payable to a related party, and $8,458 in capital lease payable.

Net cash used by operating activities for the nine months ended September 30, 2005 was $233,436 compared to $284,433 for the same period in 2004.   During the nine months ended September 30, 2005, $6,429 was used for investments, and $$236,542 was provided by financing activities.  For the same period in 2004, $296,240 was provided from financing activities.

On September 20, 2005, in an arms length transaction not involving any affiliates or related parties, FullCircle Registry, Inc. (“FLCR”) completed the acquisition of a 50% interest in American Medical Pharmaceutical Outlet II, Inc. (“AMPO”), a Kentucky corporation, in exchange for 1,500,000 restricted shares of  FLCR common stock, par value $0.001 per share.  The stock portion was valued at approximately $.06 per share.

FLCR received 50% of AMPO’s total issued and outstanding common stock of which 25% of the common stock has voting rights.  In addition, FLCR will pay $20,000 to $25,000 per month for a six month period to AMPO distributed each month on either a weekly or monthly basis or at the end of the first three months, FLCR may issue stock in lieu of cash in order to fulfill its purchase obligation.  If FLCR stock is issued, the amount of restricted common stock shall be 500,000 shares.

Our material funding requirements include operating debt, salaries, professional fees, and the maintenance of our office and equipment leases.  We will also have ongoing operating costs related to maintaining our emergency data retrieval services, enhancing our registry, and hardware and software upgrades.

We require additional capital to supplement our anticipated revenues and fund our continuing operations. We have relied upon advances from officers and shareholders and we have issued stock to finance our operations to this point. We currently owe $225,317 in notes payable to related parties. There are no agreements or understandings that additional funding will be forthcoming. Our auditors have expressed concern that the Company has experienced losses from operations and negative cash flows from operations since inception. We have negative working capital and a capital deficiency at September 30, 2005. These conditions raise substantial doubt about our ability to continue as a going concern.

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

On July 14, 2005, the Company issued 48,000 shares of common stock for services performed at approximately $0.053 per share.

On September 19, 2005, the Company issued 97,000 shares of common stock for services performed at $0.065 per share.

On September 20, 2005, in an arms length transaction not involving any affiliates or related parties, FullCircle Registry, Inc. (“FLCR”) completed the acquisition of a 50% interest in American Medical Pharmaceutical Outlet II, Inc. (“AMPO”), a Kentucky corporation, in exchange for 1,500,000 restricted shares of  FLCR common stock, par value $0.001 per share.  The stock portion was valued at approximately $.06 per share. The shares were issued to 18 individuals pursuant to an exemption from registration under Rule 506, Regulation D and/or Section 4.2 of the Securities Act of 1933.

ITEM 6.  Exhibits and Reports on Form 8-K

During the three month period ended September 30, 2005, we filed the following report on Form 8-K:

Date

Items Reported

10-27-05

2.01, 5.02 and 9.01

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

FULLCIRCLE REGISTRY, INC.

Date: November 18, 2005

/s/ Isaac Boutwell

Isaac Boutwell

Chief Executive Officer

Date: November 18, 2005

/s/ Trent Oakley

Trent Oakley

Chief Financial Officer