Form 10KSB
period 2005-12-31
FULLCIRCLE REGISTRY INC
filed 2006-05-18
CIK 1127993

OMB APPROVAL OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response….182
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

(Mark One)

☒

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from ______________ to________________

Commission file number 333-51918

FULLCIRCLE REGISTRY, INC.

(Name of small business issuer in its charter)

Nevada	87-0653761
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1951 Bishop Lane, Suite 208, Louisville, KY	40218
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number 502-540-5112

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

________________________________________________________________________

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

SEC 2337 (12-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☐     No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.                      ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

State issuer’s revenues for its most recent fiscal year:

$105,112

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐     No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  73,743,942

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes ☐ ; No ☒

PART I

Item 1.

Description of Business.

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

Effective September 20, 2005, Mr. Trent Oakley and Mr. Toby Wolcott resigned from the Board of Directors of the Company.  Both directors resigned to dedicate their time on other activities and had no disagreements with the Company.  Both positions are vacant at the present time.  Mr. Oakley remains as Chief Financial Officer.  Subsequent to the date of this report, Mr. Oakley accepted the position of Chief Executive Officer.

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

Item 2.

Description of Property.

Our principal executive offices are located at 1951 Bishop Lane, Suite 208, Louisville, KY, 40218 and our telephone number is (502) 540-5112.

The facility consists of approximately 1,400 square feet of office and warehouse space, leased for approximately $1,700 per month.  We believe that our existing facilities are adequate for our current use.

Item 3.

Legal Proceedings.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

	CLOSING BID		CLOSING ASK
	High	Low	High	Low

2004
First Quarter	.44	.19	.45	.204
Second Quarter	.38	.08	.40	.085
Third Quarter	.12	.051	.13	.058
Fourth Quarter	.12	.065	.13	.075

2005
First Quarter	.099	.045	.10	.047
Second Quarter	.075	.035	.085	.04
Third Quarter	.08	.041	.09	.045
Fourth Quarter	.055	.03	.06	.035

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

In November 2005 we issued 1,409,196 shares of our common stock valued at $0.05 per share as an investment in AMPO II, Inc.

In December 2005 we issued 140,500 shares of our common stock valued at $0.05 per share for services.

In December 2005 we issued 87,730 shares of our common stock valued at $0.05 per share as an investment in AMPO II, Inc.

Item 6.

Management’s Discussion and Analysis or Plan of Operation.

Results of Operations for the Years Ended December 31, 2005 and 2004

The Company had revenues of $105,112 for the year ended December 31, 2005 compared to $58,640 for the year ended December 31, 2004.  Cost of sales was $59,477 for a gross profit of $45,635 for the year ended 2005 compared to $59,127 cost of sales and gross loss of $487 for the year ended December 31, 2004.  Operating expenses were $290,418 for the year ended December 31, 2005 compared to $407,319 for the year ended 2004.  $219,629 was recognized as a gain on debt settlement in 2004 compared to $-0- in 2005.  Interest expense was $47,747 for the year ended December 31, 2005 compared to $52,556 in 2004.  Net loss for the year ended December 31, 2005 was $292,520 compared to $240,733 for the same period in 2004.

Management believes it has significantly reduced its expenses during 2005 and revenues increase by approximately 80%.  Operating expenses consisted of legal, audit and consulting fees combined with general and administrative costs.

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

Liquidity and Capital Resources

At December 31, 2005, our total assets were $393,955 compared to total assets of $159,146 at December 31, 2004.  The increase in assets is attributed to our investment in AMPO II, Inc. and an increase in our investments available for sale.

Our assets at December 31, 2005 consisted of $19,244 in cash compared to $7,963 in cash on December 31, 2004 and accounts receivable of $16,658 at December 31, 2005 compared to $-0- on December 31, 2004.  Property and equipment less accumulated depreciation at December 31, 2005 was $82,928 at compared to $120,388 at December 31, 2004.  Other assets at December 31, 2005 were $50,279 in investments available for sale and $224,846 for our investment in AMPO II, Inc., compared to $29,795 in investments available for sale and $1,000 in deposits for the year ended December 31, 2004.

Our liabilities increased from $209,706 for the year ended December 31, 2004 to $604,101 for the year ended December 31, 2005.  The increase is attributed to $402,581 current portion of long-term liabilities and accounts payable of $122,858 and accrued expenses of $78,571.

Net cash provided from financing activities was $300,420 for the year ended December 31, 2005 with the majority of the cash coming from a notes payable.

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

The full principal amount of the convertible debentures are due upon default under the terms of convertible debentures. The investors hold a security interest in substantially all of our assets, intellectual property and registration rights with respect to the shares underlying the debentures and warrants.  As of December 31, 2005, none of the warrants have been exercised.

During 2003, we have been negotiating to reduce these convertible debentures and warrants through issuances of common stock.  Through December 31, 2003 we have continued to reduce notes payable, convertible debentures and associated interest.  During 2003, we issued stock for the conversion of debentures and related interest.  Through the twelve months ended December 31, 2004, we settled $203,015 in notes payable and $369,307 in convertible debentures through the issuance of stock. In November 2003, we defaulted on the convertible debenture agreement and a new note was signed pursuant to a settlement agreement. The balance of the new note was $345,533 at December 31, 2003 and was due in November 2004.   We settled the outstanding balance for $150,000 during 2004.  The warrants remain outstanding.

As of December 31, 2005 we had no capital commitments.  We are currently focused on increasing revenues from our registry operations and reducing debt through converting debentures and notes payable to common stock.  We may also seek funding from unencumbered securities purchases or from lenders offering favorable terms.  At this time, we have no contracts, agreements, or understandings for additional funding, nor can any assurance be given that we will be able to obtain this capital on acceptable terms, if at all.  In such an event, this may have a materially adverse effect on our business, operating results and financial condition. If the need arises, we may offer a private placement or attempt to obtain funding through the use of various types of short term funding, loans or working capital financing arrangements from financial institutions.

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

We require additional capital to supplement our anticipated revenues and fund our continuing operations. We have relied upon advances from officers and shareholders and we have issued stock to finance our operations to this point. FullCircle currently owes $250,317 in notes payable to related parties, $53,985 in a note payable to a shareholder and other notes payable of $95,700. There are no agreements or understandings that additional funding will be forthcoming. Our auditors have expressed concern that the Company has experienced losses from operations and negative cash flows from operations since inception. We have negative working capital and a capital deficiency at December 31, 2004. These conditions raise substantial doubt about our ability to continue as a going concern.

Code of Ethics

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller.  Our Code of Ethics was included as an exhibit to our annual report on Form 10-KSB for the year ended December 31, 2004.

Item 7.

Financial Statements.

The financial statements of the Company appear after the signatures beginning on Page F-1.

Item 8.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.  Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.  The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e) as of the end of the period covered by this annual report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

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

Item 8B. Other Information

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter, 2005 has been disclosed.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance With Section

16(a) of the Exchange Act.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name Isaac Boutwell Trent Oakley David E. Allen Alec Stone	Age 73 47 52 64	Positions Director Chief Executive Officer and Chief Financial Officer Director Chairman of the Board	Since 2002 2003 2003 2003

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

Issac M. Boutwell, Director. Mr. Boutwell was elected a director of FullCircle Registry in October 2002. Subsequent to the resignation of our former CEO, Chris Whitten in 2003, Mr. Boutwell was named Chief Executive Officer of FullCircle.  He resigned from that position in February 2006.  Mr. Boutwell is the sole owner of two movie theatres in Kentucky, The Movie Palace in Elizabethtown, and The Dixie Dozen in Louisville, and has been an owner since 1980. Mr. Boutwell has also owned an 1800 acre commercial cattle ranch in Kentucky since 1982.

Trent Oakley, Chief Executive Officer and Chief Financial Officer. Mr. Oakley has been the Chief Financial Officer of FullCircle since 2003 and Chief Executive Officer since February 2006. Prior to joining FullCircle, Mr. Oakley was an independent marketing agent and sales manager for 10 years, contracting his services to various insurance companies including Transamerica Life, American United Life, and Guarantee Reserve Life. Mr. Oakley has also been a sales manager with John Hancock Financial Services from 1985 to 1992 and a marketing representative with Prudential Financial Services from 1993 to 1995.

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

Item 10. Executive Compensation.

Compensation of Directors

None.

Compensation of Officers

The following table lists the compensation received by our former and current officers over the last three years.

SUMMARY COMPENSATION TABLE

Name and Principal Position Of Officers.	Year Ended	Annual Compensation			Long Term Compensation			All Other Compen- sation ($)
					Awards		Payouts
		Salary ($)	Bonus($)	Other Annual Compen- sation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)
Jim Reskin Former CEO, resigned 4/9/03 Steve Whitten Former CEO, resigned 9/30/03 Garriott Baker Former President, resigned 10/01/03	12/31/03 12/31/03 12/31/03	0 0 70,307.63		0 0 37,153.74(4)	0 0 7,950(5)	0 0 200,000(6)
Isaac Boutwell CEO and Director since 10/01/03 Trent Oakley CFO, Executive VP and CMO since June 2003	12/31/05 12/31/04 12/31/03 12/31/05 12/31/04 12/31/03	0 0 0 0 0 40,250		0 0 0 240,000 240,000 37,553.06	0 0 0 240,000 240,000(10) 15,400	0 0 0 0 0 200,000

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of December 31, 2005, the name and shareholdings of each person known to us that either directly or beneficially holds more than 5% of our 73,743,942 issued and outstanding shares of common stock, par value $.001.  The table also lists the name and shareholdings of each director and of all officers and directors as a group.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address	Title of Class	Number of Shares Beneficially Owned	% of Shares

Isaac Boutwell (1)(3) 1815 Cann School Lane East View, KY 42732	Common	20,789,671	28.19%

Trent Oakley (2)(4) 8210 Smithtown Rd. Louisville, KY 40218	Common	803,128	1.09%

David E. Allen (1) 5350 Stiles Rd. Howardstown, KY 40051	Common	102,967	0.14%

Alec Stone (1) 830 Lawrence St. Brandenburg, KY 40108	Common	7,913,158	10.73%

George Harman(5) 3033 Ring Rd. Elizabethtown, KY 42701	Common	4,802,730	6.5%

All Executive Officers and Directors as a group (5 people)	Common	29,608,924	40.15%

All Executive Officers and Directors as a group (5 persons)

(1)

Director

(2)

Officer

(3)

Includes 390,000 shares held in the name of Rosewitha H. Boutwell, spouse of Issac M. Boutwell

(4)

Includes 6,486 shares held in the name of Lindsey Oakley, 5,000 shares held in the name of Angela Oakley, 5,000 shares held in the name of Melody Oakley and 1,703 shares held in the name of M. Jeannie Oakley

(5)

Includes 200,000 shares held in the name of Donna F. Harman, spouse of George Harman

Item 12.  Certain Relationships and Related Transactions.

The Company has notes payable due to a former officer of $250,317 as of December 31, 2005.

Item 13.  Exhibits.

Exhibit Number	Title	Location

3(i)	Articles of Incorporation*	Form 10-SB filed 2/15/00

3(ii)	Bylaws*	Form 10-SB filed 2/15/00

14	Code of Ethics	Form 10-KSB for the Period Ended December 31, 2004

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Attached

b)

Reports on Form 8-K

Date

Items Reported

October 27, 2005

2.01, 5.02 and 9.01

February 2, 2006

5.02

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

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of FullCircle’s annual financial statement and review of financial statements included in FullCircle’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $21,400 for fiscal year ended 2004 and $13,700 for fiscal year ended 2005.

Audit-Related Fees

There were no fees for other audit related services for fiscal years ended 2004 and 2005.

Tax Fees

There were no fees for tax compliance, tax advice and tax planning for the fiscal years 2004 and 2005.

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

Date: May 18, 2005

/s/ Trent Oakley

Chief Executive Officer and

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 18, 2005

By: /s/ Isaac Boutwell

Isaac Boutwell

Director

Date: May 18, 2005

By: /s/ Alec Stone

Alec Stone

Director

Date: May 18, 2005

By: /s/ David E. Allen

David E. Allen

Director

FULLCIRCLE REGISTRY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of

FullCircle Registry, Inc.

We have audited the accompanying consolidated balance sheets of FullCircle Registry, Inc.(a Nevada Corporation)  as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the PCAOB (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FullCircle Registry,Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of its operations and cash flows for the periods then ended  in conformity with, accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that FullCircle Registry, Inc. will continue as a going concern.  As discussed in Note 2 to the financial statements, FullCircle Registry, Inc. has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC

Bountiful, Utah

May 5, 2006

FullCircle Registry, Inc.
Consolidated Balance Sheets

ASSETS
	December 31,
	2005	2004
CURRENT ASSETS:
Cash	$19,244	$7,963
Advance Receivable	11,071	-
Total Current Assets	30,315	7,963

PROPERTY AND EQUIPMENT
Computers and equipment	87,914	84,936
Office furniture and fixtures	10,153	10,153
Software and website	408,395	408,196
	506,462	503,285
Less:
Accumulated depreciation - software and website	(348,514)	(317,077)
Accumulated depreciation	(75,020)	(65,820)
Total Property and Equipment	82,928	120,388

OTHER ASSETS:
Investments available for sale	50,279	29,795
Investment in AMPO II, Inc.	224,846	-
Deposits	-	1,000
Total Other Assets	275,125	30,795

TOTAL ASSETS	$388,368	$159,146

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$122,858	$57,389
Accrued expenses	78,571	49,874
Current portion of long-term liabilities	396,994	99,572
Total Current Liabilities	598,423	206,835

LONG-TERM LIABILITIES:
Notes payable	95,700	40,000
Notes payable-related party	298,423	53,985
Capital lease	2,871	8,458
Less: current portion of long-term liabilities	(396,994)	(99,572)
Total Long Term Liabilities	-	2,871
Total Liabilities	598,423	209,706

STOCKHOLDERS' EQUITY:
Preferred stock, authorized 5,000,000 shares of $.001 par value,
issued and outstanding 20,000 and 20,000 shares, respectively	20	20
Common stock, authorized 200,000,000 shares of $.001 par value,
issued and outstanding 73,743,942 and 71,615,242 shares, respectively	73,745	71,616
Additional paid in capital	6,454,678	6,344,256
Accumulated other comprehensive income	(67,471)	(87,955)
Retained earnings (deficit)	(6,671,027)	(6,378,497)
Total Stockholders' Equity	(210,055)	(50,560)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$388,368	$159,146

The accompanying notes are an integral part of these financial statements

FullCircle Registry, Inc.
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2005	2004

Revenues	$105,112	$58,640

Cost of sales	59,477	59,127

Gross Profit	45,635	(487)

Operating Expenses
Selling, general & administrative	290,418	407,319

Total Operating Expenses	290,418	407,319

Operating Income (Loss)	(244,783)	(407,806)

Other Income (Expense)
Gain on settlement of debt	-	219,629
Interest expense	(47,747)	(52,556)

Total Other Income (Expense)	(47,747)	167,073

Net Income (Loss) before Income Taxes	(292,530)	(240,733)

Income Taxes	-	-

Net Income (Loss)	$(292,530)	$(240,733)

Net Income (Loss) Per Share	$(0)	$(0)

Weighted Average Shares Outstanding	72,228,855	56,086,875

The accompanying notes are an integral part of these financial statements

FullCircle Registry, Inc.
Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income

							Accumulated
					Additional	Retained	Other
	Preferred Stock		Common Stock		Paid-in	Earnings	Comprehensive
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income
Balance, December 31, 2003	30,000	$30	52,128,476	$52,128	$5,584,540	$(6,137,764)	$161,580

February 2004 - stock issued for services at $0.26 per share	-	-	85,000	85	22,015	-	-

March 2004 - stock issued for conversion of preferred stock	(10,000)	(10)	500,000	500	(490)	-	-

April 2004 - stock issued for services at $0.28 per share	-	-	86,500	87	24,134	-	-

April 2004 - stock issued for technology at $0.29per share	-	-	60,000	60	17,340	-	-

June 2004 - stock issued for services at $0.21 per share	-	-	97,500	98	11,602	-	-

July 2004 - stock issued for services at $.09 per share	-	-	24,000	24	2,136	-	-

August 2004 - stock issued for services at $0.07per share	-	-	24,000	24	1,656	-	-

September 2004 - stock issued for services at $0.09 per share	-	-	24,000	24	2,136	-	-

October 2004 - stock issued for services at $0.10 per share	-	-	24,000	24	2,376	-	-

November 2004 - stock issued for notes payable at $0.04 per share	-	-	19,329,725	19,330	753,859	-	-

November 2004 - stock issued for services at $0.09 per share	-	-	44,000	44	3,916	-	-

December 2004 - stock returned in settlement of a lawsuit	-	-	(840,959)	(841)	(83,255)	-	-

December 2004 - stock issued for services at $0.08 per share	-	-	29,000	29	2,291	-	-

Net change in unrealized gain (loss) on available for sale investments	-	-	-	-	-	-	(249,535)

Net income (loss) for the year ended December 31, 2004	-	-	-	-	-	(240,733)	-

Balance, December 31, 2004	20,000	$20	71,615,242	$71,616	$6,344,256	$(6,378,497)	$(87,955)
The accompanying notes are an integral part of these financial statements

FullCircle Registry, Inc.
Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Continued)

							Accumulated
					Additional	Retained	Other
	Preferred Stock		Common Stock		Paid-in	Earnings	Comprehensive
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income

Balance, December 31, 2004	20,000	$20	71,615,242	$71,616	$6,344,256	$(6,378,497)	$(87,955)

January 2005 - stock issued for services at $0.07per share	-	-	147,846	148	10,201	-	-

March 2005 - stock issued for services at $0.07per share	-	-	150,428	150	10,530	-	-

June 2005 - stock issued for services at $0.05per share	-	-	48,000	48	2,352	-	-

July 2005 - stock issued for services at $0.05per share	-	-	48,000	48	2,352	-	-

September 2005 - stock issued for services at $0.05 per share	-	-	97,000	97	4,753	-	-

November 2005 - stock issued at $0.05 per share for an Investment in AMPO II	-	-	1,409,196	1,409	69,051	-	-

December 2005 - stock issued for services at $0.05per share	-	-	140,500	141	6,884	-	-

December 2005 - stock issued at $0.05 per share for an Investment in AMPO II	-	-	87,730	88	4,299	-	-

Net change in unrealized gain (loss) on available for sale investments	-	-	-	-	-	-	20,484

Net income (loss) for the year ended December 31, 2005	-	-	-	-	-	(292,530)	-

Balance, December 31, 2005	20,000	$20	73,743,942	$73,745	$6,454,678	$(6,671,027)	$(67,471)

The accompanying notes are an integral part of these financial statements

FullCircle Registry, Inc.
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,	December 31,
	2005	2004
Cash Flows from Operating Activities

Net Income (Loss)	$(292,530)	$(240,733)
Less: Net Income (Loss) from Discontinued Operations
Net Income (Loss) from Continuing Operations	$(292,530)	$(240,733)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depreciation and amortization	40,637	56,007
Stock issued for services	37,704	72,700
Gain on settlement of debt	-	(219,629)
Change in Assets and Liabilities
(Increase) decrease in accounts receivable	(16,950)	-
(Increase) decrease in deposits	1,000	-
Increase (decrease) in accounts payable	(24,531)	(57,988)
Increase (decrease) in accrued expenses	28,697	40,736
Net Cash Provided(Used) by Continuing Operating Activities	(225,973)	(348,907)

Cash Flows from Investing Activities
Cash paid for investment AMPO II, Inc.	(59,999)	-
Cash paid for property and equipment	(3,177)	-
Net Cash Provided (Used) by Investing Activities	(63,176)	-

Cash Flows from Financing Activities
Cash received from notes payable	109,685	678,322
Cash paid for capital leases	(5,587)	(5,056)
Cash paid for notes payable -related party	196,332	(316,875)
Cash received from issuance of stock	-	-
Net Cash Provided(Used) by Financing Activities	300,430	356,391

Increase (Decrease) in Cash from Continuing Operations	11,281	7,484

Cash and Cash Equivalents at Beginning of Period	7,963	479

Cash and Cash Equivalents at End of Period	$19,244	$7,963

Cash Paid For:
Interest
Income Taxes	$-	$-

Non-Cash Activities:
Stock issued for services	$37,704	$72,700
Stock issued for accounts payable	$-	$-
Stock issued for notes payable and interest	$-	$773,189
Stock issued for convertible debentures and interest	$-	$-
Convertible debentures issued for services	$-	$-
Warrants issued	$-	$-
Stock issued for penalty on default of convertible debentures	$-	$-
Note payable issued for finance charges	$-	$-
Forgiveness of note payable and accrued interest	$-	$135,533
Stock issued for investment in AMPO II, Inc.	$74,847	$-
The accompanying notes are an integral part of these financial statements

FULLCIRCLE REGISTRY, INC.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 1 -  SIGNIFICANT ACCOUNTING POLICIES

a.  Organization

FullCircle Registry, Inc. (the Company), formerly Excel Publishing, Inc., (Excel) was incorporated on June 7, 2000 in the State of Nevada.  On April 10, 2002, the Company merged with FullCircle Registry, Inc. a private Delaware corporation (FullCircle).  Per the terms of the agreement, Excel agreed to deliver 12,000,000 shares of the Company’s common stock to the shareholders of FullCircle in exchange for 100% of FullCircle’s shares.  The merger was treated as a reverse merger with FullCircle being the accounting acquirer, therefore, all historical financial information prior to the acquisition date is that of FullCircle.  Pursuant to the merger, the Company changed its name from Excel Publishing, Inc. to FullCircle Registry, Inc.

FullCircle Registry, Inc. was incorporated as WillRequest.com, Inc. under the laws of the State of Delaware on January 20, 2000.  In July 2000, the Company changed its name from WillRequest.com, Inc. to FullCircle Registry, Inc.  The Company was formed to provide a digital safe deposit box for vital medical and legal information of its customers.  The Company is currently focusing on raising capital to develop its operations

In July of 2002, the Company issued 75,000 shares of common stock to acquire 100% of the shares of Electronic Luminescent Technologies, Inc. (“ELTI”) a Florida Corporation. ELTI was in possession of a license agreement for a “Bicycle Illumination System”. Subsequent to the merger, ELTI transferred its interest in the license for 1,000,000 shares (a 10% interest) in GloTech Industries. (See investments available for sale).

On October 10, 2002, the Company issued 210,000 shares of common stock for all issued and outstanding stock of Spoken Data Technologies, a Florida corporation (SDT).  SDT is in possession of text-to-voice software technology developed by the University of New Brunswick.  The Company intends to incorporate this technology with its digital medical and legal information database.

Also on October 10, 2002, the Company issued 6,000,000 shares of common stock and a $500,000 note payable for all issued and outstanding shares of Paradigm Solutions Group, LLC. (Paradigm), a Delaware Limited Liability Company.  Paradigm promotes the HEalthier Plan, a medical reimbursement plan designed to assist employers in utilizing qualified IRS tax-free medical reimbursement programs.

On December 20, 2002, the Company issued 462,000 shares of common stock for all of the issued and outstanding shares of AskPhysicians.com, Inc. (APC) a Florida corporation.  APC possesses a website where the public can ask questions of a physician and receive online advice.

FULLCIRCLE REGISTRY, INC.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 1 -  SIGNIFICANT ACCOUNTING POLICIES (Continued)

a.  Organization – (Continued)

On July 29, 2003, the Company entered into a sales agreement for its wholly owned subsidiary, Paradigm.  Pursuant to the agreement, the 6,000,000 shares of common stock originally issued by the Company for the acquisition of Paradigm were returned to the Company and canceled.  The assets and liabilities of Paradigm have been presented on the financial statements as discontinued operations.

b.  Accounting Method

The Company recognizes income and expenses on the accrual basis of accounting.  The Company has chosen a fiscal year end of December 31.

c.  Earnings (Loss) Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the consolidated financial statements.  Common stock equivalents (warrants) exercisable into 18,000,000 common shares have not been included in the weighted average number of shares outstanding because of its anti-dilutive effects.

	December 31,
	2005	2004
Numerator - loss	$(292,530)	$(240,733)
Denominator - weighted average
of shares outstanding	72,228,855	56,086,875
Loss per share	$(0.00)	$(0.00)

d.  Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

e.  Provision for Income Taxes

No provision for income taxes has been recorded due to net operating loss carry-forwards totaling approximately $6,671,000 that may be offset against future taxable income.  These NOL carry-forwards begin to expire in the year 2020.  No tax benefit will be recorded until the Company generates taxable income.

Deferred tax assets and the valuation account is as follows at December 31, 2005 and 2004:

	December 31,
	2005	2004
Deferred tax asset:
NOL carryforward	$2,268,000	$2,176,000
Valuation allowance	(2,268,000)	(2,176,000)
Total	$-	$-

FULLCIRCLE REGISTRY, INC.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

e.

Provision for Income Taxes- (Continued)

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

The components of current income tax expense as of December 31, 2005 and 2004, respectively are as follows:

	As of December 31,
	2005	2004
Current federal tax expense	$-	$-
Current state tax expense	-	-
Change in NOL benefits	92,000	81.800
Change in valuation allowance	(92,000)	(81,800)

Income tax expense	$-	$-

f.  Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and expenses during the reporting period.  In these Consolidated Financial Statements, assets, liabilities and expenses involve extensive reliance on management’s estimates.  Actual results could differ from those estimates.

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

The provision for depreciation is calculated using the straight-line method over the estimated useful lives of the assets.  Depreciation expense for the periods ended December 31, 2005 and 2004 is $40,637 and $56,007 respectively.

h.  Principles of Consolidation

For the years ended December 31, 2005 and 2004, the consolidated financial statements include the books and records of FullCircle Registry, Inc., Electronic Luminescent Technologies, Inc., Spoken Data Technologies and AskPhysicians.com, Inc. All inter-company transactions and accounts have been eliminated in the consolidation.

FULLCIRCLE REGISTRY, INC.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 1 -  SIGNIFICANT ACCOUNTING POLICIES (Continued)

i.  Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

j.  Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (“SFAS 144”). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period.  The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

During the years ended December 31, 2005 and 2004, the Company performed an internal review of its property and equipment and determined that no impairment charge for long-lived assets was required.

k. New Technical Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123(R), Share-Based Payment , which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. The Company will adopt this new standard effective for the fourth fiscal quarter of 2005, and has not yet determined what impact this standard will have on its consolidated financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “.

FULLCIRCLE REGISTRY, INC.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

k. New Technical Pronouncements (continued)

. . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-sharing Transactions, which amends FASB statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

In December 2004, the FASB issued SFAS No.153, Exchange of Nonmonetary Assets. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetrary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

The implementation of the provisions of these pronouncements is not expected to have a significant effect on the Company’s consolidated financial statement presentation.

In May 2005, the FASB issued SFAS No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS. This Statement replaces APB No. 20, ACCOUNTING CHANGES and FASB No. 3, REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENTS, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement includes specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS No. 154 did not have an impact on the Company’s consolidated financial statements.

FULLCIRCLE REGISTRY, INC.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 2 -  GOING CONCERN

The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses negative working capital and is dependent upon raising capital to continue operations.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  It is management’s plan to generate additional working capital by increasing revenue as a result of new sales and marketing initiatives and by raising additional capital from investors.

NOTE 3 -  LONG-TERM LIABILITIES

Long-term liabilities are detailed in the following schedules as of December 31, 2005 and 2004:

Note Payable- Related Party
	2005	2004
Note payable to a shareholder bears interest at
8.0% per annum principal and interest due on
demand	$53,985	$53,985

Note payable to an officer, non-interest bearing,
principal due on demand	244,438	-

Total Notes Payable- Related Party	298,423	53,985

Note payable to various individuals bears interest
at 7.0% per annum principal and interest due on
demand	95,700	40,000

Total Notes Payable	394,123	93,985

Capital Leases

Capital lease payable to a leasing company, bears
interest at 10% per annum, monthly payments due
of $515, matures June 2006, secured by equipment	$2,871	$8,458

Total Capital Leases	2,871	8,458

Total Long-Term Liabilities:	396,994	102,443

Less current portion:	(396,994)	(99,572)

Net Long-Term Liabilities	$-	$2,871

FULLCIRCLE REGISTRY, INC.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 3 -  LONG-TERM LIABILITIES- (Continued)

Future minimum principal payments on notes payable are as follows:

2006	$396,994
2007	-
Total Long-Term Liabilities	$396,994

NOTE 4 - RELATED PARTY

The Company assumed a lease agreement for office space from a shareholder.  The monthly lease payment was $2,800 and was terminated in August 2005.

The Company received advances from an officer during the 2005 year for operating needs. The balance of the note payable was $250,317 and $0 as of December 31, 2005 and 2004, respectively [see Note 3].

The Company has notes payable due to shareholders as of December 31, 2005 and 2004 of $53,985 and $53,985, respectively [See Note 3].

NOTE 5 - COMMITMENTS AND CONTINGENCIES

In September 2005, the Company signed a lease for office space with a one year term. The monthly obligation is $1,700 and expires in August 2006.  Rent expense was approximately $30,000  and 44,000 for 2005 and 2004, respectively.

NOTE 6 -  GOODWILL/ACQUISITIONS

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 141 (SFAS 141), “Business Combinations” and No. 142 (SFAS 142), “Goodwill and Other Intangible Assets”, which establishes new standards for the treatment of goodwill and other intangible assets.  SFAS 142 prescribes that amortization of goodwill will cease as of the adoption date (January 1, 2002).  Additionally, the Company will be required to perform an impairment test on goodwill and other intangible assets annually, and whenever events and circumstances occur that might affect the carrying value of such assets.  The Company has performed an internal impairment test of goodwill and has recorded impairments as described below.

In July of 2002, the Company issued 75,000 shares of common stock valued at $117,750 to acquire 100% of the shares of Electronic Luminescent Technologies, Inc. (“ELTI”) a Florida Corporation.  As such, ELTI became a wholly owned subsidiary of the Company.  This transaction was accounted for on the purchase method of accounting using generally accepted accounting principles.  Goodwill was not recorded in this transaction and the asset was subsequently exchanged for 1,000,000 shares of GloTech stock. (see investments available-for-sale.  There were no operations of this subsidiary during 2004 and 2003.

FULLCIRCLE REGISTRY, INC.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 6 -  GOODWILL/ACQUISITIONS- (Continued)

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

As of December 31, 2005 and 2004, the Company owns shares of a public company.   Investments in securities are summarized as follows at December 31, 2005 and 2004:

FULLCIRCLE REGISTRY, INC.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 7 -  INVESTMENTS- (Continued)

		Unrealized	Realized	Fair
	Cost	Gain/(Loss)	Gain/(Loss)	Value
Available-for-sale
Securities
December 31, 2005	$117,750	$(67,471)	$-	$50,279
December 31, 2004	$117,750	$(87,955)	$-	$29,795

Equity method

During September 2005, the company entered an agreement with American Medical Pharmaceutical Outlet II, Inc. (AMPO II), wherein the company would issue 1,500,000 shares of common stock and up to $150,000 over a six month period in return for a 50% interest in AMPO II. The company has accounted for the value of the shares and the cash advanced as an investment accounted for under the equity method. The company records it’s interest in the net income or loss of AMPO II through an entry to the statement of operations and an offsetting entry to the value of the investment. For the period from September 2005 through December 31, 2005, the net loss was $131. The Company did not record its interest due to the immaterial nature.

NOTE 8 - WARRANTS

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for convertible debt.

	Warrants Outstanding			Warrants Exercisable

Year	Exercise Price	Number shares outstanding	Weighed Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price

2003	$0.075	18,000,000	5	18,000,000	$0.075

FULLCIRCLE REGISTRY, INC.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 8 – WARRANTS (Continued)

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of January 1, 2004	-	-

Granted	18,000,000	$0.075
Exercised		-
Cancelled		-
Outstanding at December 31, 2004	18,000,000	$0.075

Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at December 31, 2005	18,000,000	$0.075

The estimated value of the compensatory warrants granted to non-employees in exchange for convertible debt was determined using the Black-Scholes pricing model and the following assumptions: In 2005, expected term of 5 year, a risk free interest rate of 4%, a dividend yield of 0% and volatility of per calculations at the time of issuance.  In 2004, expected term of 6 year, a risk free interest rate of 4%, a dividend yield of 0% and volatility of 215%. In 2003, expected term of 7 year, a risk free interest rate of 4%, a dividend yield of 0% and volatility of 215%.

As a results of applying SFAS No. 123, the Company has recognized an expense of $0 and $13,343 during the years ended December 31, 2005 and 2004, respectively.  The expense is included in the general and administrative amount in the statement of operations.