Form 10QSB
period 2006-03-31
FULLCIRCLE REGISTRY INC
filed 2006-05-23
CIK 1127993

OMB APPROVAL OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response….182
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

 (Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Check whether the issues (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                  Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 13b-2 of the Exchange Act).

Yes ☐      No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.          Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUES

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 73,743,942, AS OF MARCH 31, 2006

Transitional Small Business Disclosure Format (Check one):  Yes ☐    No ☒

SEC2334(9-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number

FORM 10-QSB

FULLCIRCLE REGISTRY, INC.

INDEX

Page
PART I. PART II.

Financial Information

Item 1.  Unaudited Financial Statements

Consolidated Balance Sheets for March 31, 2006 (Unaudited) and December 31, 2005

Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2006 and 2005

Consolidated Statement of Cash Flows (Unaudited) for the Three Months Ended March 31, 2006 and 2005

Note to Consolidated Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Controls and Procedures

Other Information

Item 2.  Changes in Securities and Use of Proceeds

Item 6.  Exhibits and Reports on Form 8-K

Signatures

3 4 5 6 7 8 12 12 12 15 16

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

FullCircle Registry, Inc.
Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2006	2005
	(Unaudited)
CURRENT ASSETS:
Cash	$13,594	$19,244
Accounts receivable	11,071	11,071

Total Current Assets	24,665	30,315

PROPERTY AND EQUIPMENT, NET	54,789	82,928

OTHER ASSETS:
Investments available for sale	37,615	50,279
Investment in AMPO II, Inc.	301,946	224,846

Total Other Assets	339,561	275,125

TOTAL ASSETS	$419,015	$388,368

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$117,534	$122,858
Accrued expenses	95,797	78,571
Current portion of long-term liabilities	499,494	396,994

Total Current Liabilities	712,825	598,423

LONG-TERM LIABILITIES:
Notes payable	177,129	95,700
Notes payable-related party	319,494	298,423
Capital lease payable	2,871	2,871
Less: current portion of long-term liabilities	(499,494)	(396,994)

Total Long Term Liabilities	-	-

Total Liabilities	712,825	598,423

STOCKHOLDERS' EQUITY (DEFICIENCY):
Preferred stock, authorized 5,000,000 shares of $.001 par value,
issued and outstanding 20,000	20	20
Common stock, authorized 200,000,000 shares of $.001 par value,
issued and outstanding 73,743,942 and 73,743,942 shares, respectively	73,745	73,745
Additional paid in capital	6,454,678	6,454,678
Accumulated comprehensive income (loss)	(80,135)	(67,471)
Retained earnings (deficit)	(6,742,118)	(6,671,027)

Total Stockholders' Equity (Deficiency)	(293,810)	(210,055)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$419,015	$388,368

The accompanying notes are an integral part of these financial statements

FullCircle Registry, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2006	2005

Revenues	$11,744	$23,642

Cost of Sales	5,155	18,927

Gross Profit	6,589	4,715

Operating Expenses
Selling, General & Administrative	58,353	123,146

Total Operating Expenses	58,353	123,146

Operating Income (Loss)	(51,764)	(118,431)

Other Income (Expense)
Interest Income	-	-
Interest Expense	(10,465)	(8,247)

Total Other Income (Expense)	(10,465)	(8,247)

Net Income (Loss) from Continuing Operations	(62,229)	(126,678)

Discontinued Operations
Gain (loss) from Operations (Net of Income Tax)	-	-
Gain (loss) on Disposal (Net of Income Tax)	-	-

Total Gain (Loss) from Discontinued Operations	-	-

Net Income (Loss)	$(62,229)	$(126,678)

Net Income (Loss) Per Share	$(0)	$(0)

Weighted Average Shares Outstanding	73,743,942	71,807,945

The accompanying notes are an integral part of these financial statements

FullCircle Registry, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

		For the Three Months Ended
		March 31,
		2006		2005
Cash Flows from Operating Activities

Net Income (Loss) from Continuing Operations		$(62,229)		$(126,678)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depreciation & amortization		28,140		13,283
Stock issued for services		-		22,451
Change in Assets and Liabilities
(Increase) decrease in accounts receivable		-		-
(Increase) decrease in commission advances		-		-
Increase (decrease) in bank overdraft		-		40,517
Increase (decrease) in accounts payable		(5,324)		(37,392)
Increase (decrease) in accrued expenses		17,226		3,306
Net Cash Provided(Used) by Operating Activities		(22,187)		(84,513)

Cash Flows from Investing Activities
Change in investments available for sale		-		-
Investment in AMPO II, Inc.		(77,100)		-
Investment in joint venture		-		(25,000)
Net Cash Provided (Used) by Investing Activities		(77,100)		(25,000)

Cash Flows from Financing Activities
Proceeds from notes payable		81,429		105,300
Proceeds from related parties		21,071		-
Payments for capital leases		-		-
Payments for notes payable		(8,863)		(3,750)
Net Cash Provided(Used) by Financing Activities		93,637		101,550

Increase (Decrease) in Cash from Continuing Operations		(5,650)		(7,963)
Increase (Decrease) in Cash from Discontinued Operations		-		-

Net Increase (Decrease) in Cash		(5,650)		(7,963)

Cash and Cash Equivalents at Beginning of Period		19,244		7,963

Cash and Cash Equivalents at End of Period		$13,594		$-

Cash Paid For:
Interest		$2,492		$5,912
Income Taxes		$-		$-

Non-Cash Activities:
Accrued expenses and accounts payable forgiven by shareholders		$-		$-
Stock issued for notes payable and accrued interest		$-		$-
Stock issued for convertible debentures and accrued interest		$-		$-
Stock issued for services		$-		$22,451
Convertible debentures issued for services		$-		$-
Stock issued for technology		$-		$-
Stock issued for settlement of accounts payable		$-		$-
Sale of Subsidiary and Cancellation of Debt Exchanged for	$		$
Company's stock		$-		$-

The accompanying notes are an integral part of these financial statements

FullCircle Registry, Inc.

Notes to the Consolidated Financial Statements

March 31, 2006

GENERAL

FullCircle Registry, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2006 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2005.

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

We did not expend any resources on our Spoken Data or Askphysicians.com subsidiaries during the three-month period ended March 31, 2006.

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

Results of Operations for the Three Month Periods Ended March 31, 2006 and 2005

Revenues during the three months ended March 31, 2006 were $11,744 with cost of sales of $5,155 yielding a gross profit of $6,589 compared to $23,642 in revenues for the same period in 2005 with cost of sales of $18,927 and a gross profit of $4,715. Operating expenses and selling, general and administrative costs during the current three-month period were $58,353 resulting in an operating loss of $51,764 compared to operating expenses of $123,146 for the three months ended March 31, 2005 with an operating loss of $118,431. Interest expense for the three months ended March 31, 2006 was $10,465 resulting in a net loss from continuing operations of $62,229.  For the three months ended March 31, 2005, interest expense was $8,247 and a net loss of $126,678.

Liquidity and Capital Resources

At March 31, 2006 the Company had total assets of $419,015 compared to total assets of $388,368 at December 31, 2005. The Company had current assets consisting of $13,594 in cash, $11,071 in accounts receivable, $54,789 in property and equipment, $37,615 of investments available for sale, and $301,946 in investment in AMPO II, Inc.  Total assets at December 31, 2005 consisted of $19,244 in cash, $11,071 in accounts receivable, $82,928 in property and equipment, $50,279 in investments available for sale, and $224,846 in investment in AMPO II, Inc.

At March 31, 2006, the Company had $712,825 in total liabilities.  Current liabilities include $117,534 in accounts payable, $95,797 in accrued expenses and $499,494 in current portion of long-term liabilities.  Long term liabilities include $177,129 in notes payable, $319,494 in notes payable to a related party and $2,871 in capital lease payable. Total liabilities at December 31, 2005 were $598,423 which were comprised of $122,858 in accounts payable, $78,571 in accrued expenses, $95,700 in notes payable, $298,423 in notes payable to a related party, and $2,871 in capital lease payable.

Net cash used by operating activities for the three months ended March 31 2006 was $22,187 compared to $84,513 for the same period in 2005.   During the three months ended March 31, 2006, $77,100 was used for investments, and $93,637 was provided by financing activities.  For the same period in 2005, $25,000 was used for investments, and $101,550 was provided from financing activities.

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

The full principal amount of the convertible debentures are due upon default under the terms of convertible debentures. The investors hold a security interest in substantially all of our assets, intellectual property and registration rights with respect to the shares underlying the debentures and warrants.  As of March 31, 2006, none of the warrants have been exercised.

During 2003, we negotiated to reduce these convertible debentures and warrants through issuances of common stock.  Through December 31, 2003 we continued to reduce notes payable, convertible debentures and associated interest.  During 2003, we issued stock for the conversion of debentures and related interest.  Through the twelve months ended December 31, 2004, we settled $203,015 in notes payable and $369,307 in convertible debentures through the issuance of stock. In November 2003, we defaulted on the convertible debenture agreement and a new note was signed pursuant to a settlement agreement. The balance of the new note was $345,533 at December 31, 2003 and was due in November 2004.   We settled the outstanding balance for $150,000 during 2004.  The warrants remain outstanding.

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

As of March 31, 2006 we had no capital commitments.  We are currently focused on increasing revenues from our registry operations and reducing debt through converting debentures and notes payable to common stock.  We may also seek funding from unencumbered securities purchases or from lenders offering favorable terms.  At this time, we have no contracts, agreements, or understandings for additional funding, nor can any assurance be given that we will be able to obtain this capital on acceptable terms, if at all.  In such an event, this may have a materially adverse effect on our business, operating results and financial condition. If the need arises, we may offer a private placement or attempt to obtain funding through the use of various types of short term funding, loans or working capital financing arrangements from financial institutions.

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

We require additional capital to supplement our anticipated revenues and fund our continuing operations. We have relied upon advances from officers and shareholders and we have issued stock to finance our operations to this point. FullCircle currently owes $319,494 in notes payable to related parties, and other notes payable of $177,129. There are no agreements or understandings that additional funding will be forthcoming. Our auditors have expressed concern that the Company has experienced losses from operations and negative cash flows from operations since inception. We have negative working capital and a capital deficiency at March 31, 2006. These conditions raise substantial doubt about our ability to continue as a going concern.

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

ITEM 6.  Exhibits and Reports on Form 8-K

During the three month period ended March 21, 2006, we filed the following report on Form 8-K:

Date

   Items Reported

February 2, 2006

5.02

Exhibits:

Exhibit Number	Title	Location
31.1	Certification of Chief Executive Officer/Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of Chief Executive Officer/Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002*	Attached

*The Exhibit attached to this Form 10-QSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULLCIRCLE REGISTRY, INC.

Date: May 22, 2005

/s/ Trent Oakley

Trent Oakley

Chief Financial Officer and

Chief Financial Officer