Form 10KSB/A
period 2005-12-31
FULLCIRCLE REGISTRY INC
filed 2006-08-01
CIK 1127993

OMB APPROVAL OMB Number: 3235-0420 Expires: March 31, 2007 Estimated average burden Hours per response…1646
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB/A

(Mark One)

☒

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the fiscal year ended December 31, 2005

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from ______________ to________________

Commission file number 333-51918

FULLCIRCLE REGISTRY, INC.

(Name of small business issuer in its charter)

Nevada	61-1363026
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1951 Bishop Lane, Suite 208, Louisville, KY	40218
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number 502-540-5112

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

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

In September 2005, the Company entered into agreement with AMPO II, Inc. to acquire 50% of AMPO II, Inc. for up to $225,000 in cash.  The purchase agreement between the Company and AMPO II states that the Company would issue 1,496,926 shares of Full Circle stock plus up to $150,000 over a six month period, in exchange for a 50% of the outstanding shares of AMPO II. The shares the Company received from AMPO II are ½ voting and ½ non-voting.  The Company has no other obligation to AMPO II, such as an obligation to fund losses. They will participate in earnings, only if a dividend or distribution is declared.

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

Item 7.

Financial Statements.

The financial statements of the Company appear on Page 15.

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

Trent Oakley is also an officer and director of AMPO II, a company in which we have an investment interest.

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

Date:  July 28, 2006

By:  /s/Trent Oakley

Trent Oakley

Chief Executive Officer and

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 28, 2006

By: /s/ Issac Boutwell

Isaac Boutwell

Director

Date: July 28, 2006

By: /s/ Alec Stone

Alec Stone

Director

Date: July 28, 2006

By: /s/ David E. Allen

David E. Allen

Director

FULLCIRCLE REGISTRY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of

FullCircle Registry, Inc.

We have audited the accompanying consolidated balance sheets of FullCircle Registry, Inc.(a Nevada Corporation)  as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, to December 31, 2005.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying notes are an integral part of these financial statements

FullCircle Registry, Inc.
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2005	2004

Revenues	$105,112	$58,640

Cost of sales	59,477	59,127

Gross Profit	45,635	(487)

Operating Expenses
Selling, general & administrative	290,418	407,319

Total Operating Expenses	290,418	407,319

Operating Income (Loss)	(244,783)	(407,806)

Other Income (Expense)
Gain on settlement of debt	-	219,629
Interest expense	(47,747)	(52,556)

Total Other Income (Expense)	(47,747)	167,073

Net Income (Loss) before Income Taxes	(292,530)	(240,733)

Income Taxes	-	-

Net Income (Loss)	$(292,530)	$(240,733)

Net Income (Loss) Per Share	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	72,228,855	56,086,875

The accompanying notes are an integral part of these financial statements

FullCircle Registry, Inc.
Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income

							Accumulated
					Additional	Retained	Other
	Preferred Stock		Common Stock		Paid-in	Earnings	Comprehensive
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income
Balance, December 31, 2003	30,000	$ 30	52,128,476	$ 52,128	$ 5,584,540	$(6,137,764)	$ 161,580

February 2004 - stock issued for services at $0.26 per share	-	-	85,000	85	22,015	-	-

March 2004 - stock issued for conversion of preferred stock	(10,000)	(10)	500,000	500	(490)	-	-

April 2004 - stock issued for services at $0.28 per share	-	-	86,500	87	24,134	-	-

April 2004 - stock issued for technology at $0.29 per share	-	-	60,000	60	17,340	-	-

June 2004 - stock issued for services at $0.21 per share	-	-	97,500	98	11,602	-	-

July 2004 - stock issued for services at $.09 per share	-	-	24,000	24	2,136	-	-

August 2004 - stock issued for services at $0.07 per share	-	-	24,000	24	1,656	-	-

September 2004 - stock issued for services at $0.09 per share	-	-	24,000	24	2,136	-	-

October 2004 - stock issued for services at $0.10 per share	-	-	24,000	24	2,376	-	-

November 2004 - stock issued for notes payable at $0.04 per share	-	-	19,329,725	19,330	753,859	-	-

November 2004 - stock issued for services at $0.09 per share	-	-	44,000	44	3,916	-	-

December 2004 - stock returned in settlement of a lawsuit	-	-	(840,959)	(841)	(83,255)	-	-

December 2004 - stock issued for services at $0.08 per share	-	-	29,000	29	2,291	-	-

Net change in unrealized gain (loss) on available for sale investments	-	-	-	-	-	-	(249,535)

Net income (loss) for the year ended December 31, 2004	-	-	-	-	-	(240,733)	-

Balance, December 31, 2004	20,000	$ 20	71,615,242	$ 71,616	$ 6,344,256	$(6,378,497)	$ (87,955)

The accompanying notes are an integral part of these financial statements

FullCircle Registry, Inc.
Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Continued)

							Accumulated
					Additional	Retained	Other
	Preferred Stock		Common Stock		Paid-in	Earnings	Comprehensive
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income

Balance, December 31, 2004	20,000	$ 20	71,615,242	$ 71,616	$6,344,256	$(6,378,497)	$ (87,955)

January 2005 - stock issued for services at $0.07 per share	-	-	147,846	148	10,201	-	-

March 2005 - stock issued for services at $0.07 per share	-	-	150,428	150	10,530	-	-

June 2005 - stock issued for services at $0.05 per share	-	-	48,000	48	2,352	-	-

July 2005 - stock issued for services at $0.05 per share	-	-	48,000	48	2,352	-	-

September 2005 - stock issued for services at $0.05 per share	-	-	97,000	97	4,753	-	-

November 2005 - stock issued at $0.05 per share for an Investment in AMPO II	-	-	1,409,196	1,409	69,051	-	-

December 2005 - stock issued for services at $0.05 per share	-	-	140,500	141	6,884	-	-

December 2005 - stock issued at $0.05 per share for an Investment in AMPO II	-	-	87,730	88	4,299	-	-

Net change in unrealized gain (loss) on available for sale investments	-	-	-	-	-	-	20,484

Net income (loss) for the year ended December 31, 2005	-	-	-	-	-	(292,530)	-

Balance, December 31, 2005	20,000	$ 20	73,743,942	$ 73,745	$6,454,678	$ (6,671,027)	$ (67,471)

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

	December 31,
	2005	2004
Numerator – loss	$(292,530)	$(240,733)
Denominator - weighted average
of shares outstanding	72,228,855	56,086,875
Loss per share	$(0.00)	$(0.00)

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

FULLCIRCLE REGISTRY, INC.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

e.  Provision for Income Taxes- (Continued)

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

The components of current income tax expense as of December 31, 2005 and 2004, respectively are as follows:

As of December 31,
	2005	2004
Current federal tax expense	$-	$-
Current state tax expense	-	-
Change in NOL benefits	-	-
Change in valuation allowance	-	-

Income tax expense	$-	$-

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

j.  Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (“SFAS 144”). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period.  The Company evaluates the

j.  Long-Lived Assets (Continued)

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

In September 2005, the Company acquired a 50% interest in AMPO II. At the time of acquisition two officers and directors of the Company,  Mr. Boutwell and Mr. Oakley, held small amounts of stock of AMPO II.  Trent Oakley the Company’s CFO resigned from the board at that date and became an officer and director of AMPO II, though remaining the CFO of Full Circle. Subsequently the CEO, Mr Boutwell resigned as an officer and director and Mr Oakley accepted the position of CEO and member of the board. As of December 31, 2005, Mr. Oakley is an officer and director of both companies.

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