Form 10QSB
period 2006-06-30
FULLCIRCLE REGISTRY INC
filed 2006-08-21
CIK 1127993

OMB APPROVAL OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response….182
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

 (Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 73,743,942, AS OF JUNE 30, 2006

Transitional Small Business Disclosure Format (Check one):  Yes ☐    No ☒

SEC2334(9-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number

FORM 10-QSB

FULLCIRCLE REGISTRY, INC.

INDEX

Page
PART I. PART II.

Financial Information

Item 1.  Unaudited Financial Statements

Consolidated Balance Sheets for June 30, 2006 (Unaudited) and December 31, 2005

Consolidated Statements of Operations (Unaudited) for the Six Months Ended June 30, 2006 and 2005

Consolidated Statement of Cash Flows (Unaudited) for the Six Months Ended June 30, 2006 and 2005

Note to Consolidated Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Controls and Procedures

Item 6.  Exhibits and Reports on Form 8-K

Signatures

3 4 5 6 7 8 12 13 13

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

FullCircle Registry, Inc.
Consolidated Balance Sheets
ASSETS
	June 30,	December 31,
	2006	2005
	(Unaudited)
CURRENT ASSETS:
Cash	$ 1,305	$ 19,244
Accounts receivable	11,071	11,071
Total Current Assets	12,376	30,315

PROPERTY AND EQUIPMENT, NET	26,649	82,928

OTHER ASSETS:
Investments available for sale	37,615	50,279
Investment in AMPO II, Inc.	304,946	224,846
Total Other Assets	342,561	275,125

TOTAL ASSETS	$ 381,586	$ 388,368

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 96,204	$ 122,858
Accrued expenses	93,816	78,571
Current portion of long-term liabilities	244,500	396,994
Total Current Liabilities	434,520	598,423

LONG-TERM LIABILITIES:
Notes payable	175,000	149,685
Notes payable-related party	69,500	244,438
Capital lease payable	2,871	2,871
Less: current portion of long-term liabilities	(244,500)	(396,994)
Total Long Term Liabilities	2,871	-

Total Liabilities	437,391	598,423

STOCKHOLDERS' EQUITY (DIFICIENCY):
Preferred stock, authorized 5,000,000 shares of $.001 par value,
issued and outstanding 20,000	20	20
Common stock, authorized 200,000,000 shares of $.001 par value,
issued and outstanding 73,743,942 and 73,743,942 shares, respectively	73,745	73,745
Additional paid in capital	6,745,477	6,454,678
Accumulated comprehensive income (loss)	(80,135)	(67,471)
Retained earnings (deficit)	(6,794,912)	(6,671,027)

Total Stockholders' Equity (Deficiency)	(55,805)	(210,055)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 381,586	$ 388,368

The accompanying notes are an integral part of these financial statements

FullCircle Registry, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues	$ 16,448	$ 46,330	$ 4,704	$ 22,688

Cost of Sales	7,511	36,813	2,356	17,886

Gross Profit	8,937	9,517	2,348	4,802

Operating Expenses
Selling, General & Administrative	115,872	194,902	48,657	71,756

Total Operating Expenses	115,872	194,902	48,657	71,756

Operating Income (Loss)	(106,935)	(185,385)	(46,309)	(66,954)

Other Income (Expense)
Interest Income	-	-	-	-
Interest Expense	(16,950)	(16,664)	(6,485)	(8,417)

Total Other Income (Expense)	(16,950)	(16,664)	(6,485)	(8,417)

Net Income (Loss) from Continuing Operations	(123,885)	(202,049)	(52,794)	(75,371)

Discontinued Operations
Gain (loss) from Operations (Net of Income Tax)	-	-	-	-
Gain (loss) on Disposal (Net of Income Tax)	-	-	-	-

Total Gain (Loss) from Discontinued Operations	-	-	-	-

Net Income (Loss)	$ (123,885)	$ (202,049)	$ (52,794)	$ (75,371)

Net Income (Loss) Per Share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Shares Outstanding	73,743,942	71,931,830	73,743,942	71,931,830

The accompanying notes are an integral part of these financial statements

FullCircle Registry, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months Ended
	June 30,
	2006	2005
Cash Flows from Operating Activities
Net Income (Loss) from Continuing Operations	$ (123,885)	$ (202,049)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depreciation & amortization	56,279	26,567
Stock issued for services	-	26,291
Change in Assets and Liabilities
(Increase) decrease in accounts receivable	-	-
(Increase) decrease in commission advances	-	(12,500)
Increase (decrease) in bank overdraft	-
Increase (decrease) in accounts payable	(26,654)	(4,968)
Increase (decrease) in accrued expenses	15,245	8,035
Increase (decrease) in current portion - notes payable	16,676	-
Net Cash Provided(Used) by Operating Activities	(62,339)	(158,624)
Cash Flows from Investing Activities
Change in investments available for sale	-
Investment in AMPO II, Inc.	(80,100)	(25,000)
Purchase of software	-	(170)
Net Cash Provided (Used) by Investing Activities	(80,100)	(25,170)
Cash Flows from Financing Activities
Proceeds from notes payable	124,500	203,817
Payments for capital leases	-	-
Payments for notes payable		(8,775)
Net Cash Provided(Used) by Financing Activities	124,500	195,042
Increase (Decrease) in Cash from Continuing Operations	(17,939)	11,248
Increase (Decrease) in Cash from Discontinued Operations	-	-
Net Increase (Decrease) in Cash	(17,939)	11,248
Cash and Cash Equivalents at Beginning of Period	19,244	7,963
Cash and Cash Equivalents at End of Period	$ 1,305	$ 19,211
Cash Paid For:
Interest	$ 10,959	$ 11,900
Income Taxes	$ -	$ -
Non-Cash Activities:
Accrued expenses and accounts payable forgiven by shareholders	$ -	$ -
Stock issued for notes payable and accrued interest	$ -	$ -
Stock issued for convertible debentures and accrued interest	$ -	$ -
Stock issued for services	$ -	$ 26,291
Convertible debentures issued for services	$ -	$ -
Stock issued for technology	$ -	$ -
Stock issued for settlement of accounts payable	$ -	$ -
Sale of Subsidiary and Cancellation of Debt Exchanged for
Company's stock	$ -	$ -

The accompanying notes are an integral part of these financial statements

FullCircle Registry, Inc.

Notes to the Consolidated Financial Statements

June 30, 2006

GENERAL

FullCircle Registry, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended June 30, 2006 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2005.

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

We did not expend any resources on our Spoken Data or Askphysicians.com subsidiaries during the three-month period ended June 30, 2006.

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

Results of Operations for the Three Month Periods Ended June 30, 2006 and 2005

Revenues for the three months ended June 30, 2006 were r$4,704 with cost of sales of $2,356 yielding a gross profit of $2,348 compared to $22,688 in revenue for the same period in 2005 with cost of sales of $17,9886 and a gross profit of $4,802.  Operating expenses and selling, general and administrative costs during the current three month period were $48,657 resulting in an operating loss of $46,309 compared to operating expense of $71,756 for the three months ended June 30, 2005 with an operating loss of $66,954.  Interest expense for the three months ended June 30, 2006 was $6,485 resulting in a net loss from continuing operations of $52,794.  For the three months ended June 30, 2005 the Company has interest expense of $8,417 and recognized a net loss of $75,371.

Results of Operations for the Six Month Periods Ended June 30, 2006 and 2005

Revenues during the six months ended June 30, 2006 were $16,448 with cost of sales of $7,511 yielding a gross profit of $8,937 compared to $46,330 in revenues for the same period in 2005 with cost of sales of $36,813 and a gross profit of $9,517. Operating expenses and selling, general and administrative costs during the current six-month period were $115,872 resulting in an operating loss of $106,935 compared to operating expenses of $194,902 for the six months ended June 30, 2005 with an operating loss of $185,385. Interest expense for the six months ended June 30, 2006 was $16,950 resulting in a net loss from continuing operations of $123,885.  For the six months ended June 30, 2005 the Company had interest expense of $16,664 and recognized a net loss of $202,049.

Liquidity and Capital Resources

At June 30, 2006 the Company had total assets of $381,586 compared to total assets of $388,368 at December 31, 2005. The Company had current assets consisting of $1,305 in cash, $11,071 in accounts receivable, $26,649 in property and equipment, $37,615 of investments available for sale, and $304,946 in investment in AMPO II, Inc.  Total assets at December 31, 2005 consisted of $19,244 in cash, $11,071 in accounts receivable, $82,928 in property and equipment, $50,279 in investments available for sale, and $224,846 in investment in AMPO II, Inc.

At June 30, 2006, the Company had $437,391 in total liabilities.  Current liabilities include $96,204 in accounts payable, $93,816 in accrued expenses and $244,500 in current portion of long-term liabilities.  Long term liabilities include $175,000 in notes payable, $69,500 in notes payable to a related party and $2,871 in capital lease payable. Total liabilities at December 31, 2005 were $598,423 which were comprised of $122,858 in accounts payable, $78,571 in accrued expenses, $95,700 in notes payable, $298,423 in notes payable to a related party, and $2,871 in capital lease payable.

Net cash used by operating activities for the six months ended June 30, 2006 was $62,339 compared to $158,624 for the same period in 2005.   During the six months ended June 30, 2006, $80,100 was used for investments, and $124,500 was provided by financing activities.  For the same period in 2005, $25,170 was used for investments, and $195,042 was provided from financing activities.

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

The full principal amount of the convertible debentures are due upon default under the terms of convertible debentures. The investors hold a security interest in substantially all of our assets, intellectual property and registration rights with respect to the shares underlying the debentures and warrants.  As of June 30, 2006, none of the warrants have been exercised.

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

As of June 30, 2006 we had no capital commitments.  We are currently focused on increasing revenues from our registry operations and reducing debt through converting debentures and notes payable to common stock.  We may also seek funding from unencumbered securities purchases or from lenders offering favorable terms.  At this time, we have no contracts, agreements, or understandings for additional funding, nor can any assurance be given that we will be able to obtain this capital on acceptable terms, if at all.  In such an event, this may have a materially adverse effect on our business, operating results and financial condition. If the need arises, we may offer a private placement or attempt to obtain funding through the use of various types of short term funding, loans or working capital financing arrangements from financial institutions.

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

We require additional capital to supplement our anticipated revenues and fund our continuing operations. We have relied upon advances from officers and shareholders and we have issued stock to finance our operations to this point. FullCircle currently owes $69,500 in notes payable to related parties, and other notes payable of $123,763. There are no agreements or understandings that additional funding will be forthcoming. Our auditors have expressed concern that the Company has experienced losses from operations and negative cash flows from operations since inception. We have negative working capital and a capital deficiency at June 30, 2006. These conditions raise substantial doubt about our ability to continue as a going concern.

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

ITEM 6.  Exhibits

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

Date: August 21, 2005

/s/ Trent Oakley

Trent Oakley

Chief Financial Officer and

Chief Financial Officer