Form 10QSB
period 2006-09-30
FULLCIRCLE REGISTRY INC
filed 2006-11-20
CIK 1127993

OMB APPROVAL OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response….182
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

 (Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 73,743,942, AS OF NOVEMBER 10, 2006

Transitional Small Business Disclosure Format (Check one):  Yes ☐    No ☒

SEC2334(9-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number

FORM 10-QSB

FULLCIRCLE REGISTRY, INC.

INDEX

Page
PART I. PART II.

Financial Information

Item 1.  Unaudited Financial Statements

Consolidated Balance Sheets for September 30, 2006 (Unaudited) and December 31, 2005

Consolidated Statements of Operations (Unaudited) for the Nine Months Ended September 30, 2006 and 2005

Consolidated Statement of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2006 and 2005

Note to Consolidated Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Controls and Procedures

Item 6.  Exhibits and Reports on Form 8-K

Signatures

3 4 5 6 7 8 13 13 14

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

FullCircle Registry, Inc.
Consolidated Balance Sheets
ASSETS
	September 30,	December 31,
	2006	2005
	(Unaudited)
CURRENT ASSETS:
Cash	$ 8,466	$ 19,244
Accounts receivable	-	11,071

Total Current Assets	8,466	30,315

PROPERTY AND EQUIPMENT, NET	-	82,928

OTHER ASSETS:
Investments available for sale	16,760	50,279
Investment in AMPO II, Inc.	318,746	224,846

Total Other Assets	335,506	275,125

TOTAL ASSETS	$ 343,972	$ 388,368

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 97,030	$ 122,858
Accrued expenses	72,002	78,571
Current protion of long-term liabilities	282,908	396,994

Total Current Liabilities	451,940	598,423

LONG-TERM LIABILITIES:
Notes payable	197,261	149,685
Notes payable-related party	85,647	244,438
Capital lease payable	2,871	2,871
Less: current portion of long-term liabilities	(282,908)	(396,994)

Total Long Term Liabilities	2,871	-

Total Liabilities	454,811	598,423

STOCKHOLDERS' EQUITY (DIFICIENCY):
Preferred stock, authorized 5,000,000 shares of $.001 par value,
issued and outstanding 20,000	20	20
Common stock, authorized 200,000,000 shares of $.001 par value,
issued and outstanding 73,743,942 and 73,743,942 shares, respectively	73,745	73,745
Additional paid in capital	6,745,477	6,454,678
Accumulated comprehensive income (loss)	(100,990)	(67,471)
Retained earnings (deficit)	(6,829,091)	(6,671,027)

Total Stockholders' Equity (Deficiency)	(110,839)	(210,055)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 343,972	$ 388,368

The accompanying notes are an integral part of these financial statements

FullCircle Registry, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues	5,343	$ 8,698	21,791	$ 55,029

Cost of Sales	650	8,026	8,161	57,339

Gross Profit	4,693	672	13,630	(2,310)

Operating Expenses
Selling, General & Administrative	31,386	49,943	147,258	244,845

Total Operating Expenses	31,386	49,943	147,258	244,845

Operating Income (Loss)	(26,693)	(49,271)	(133,628)	(247,155)

Other Income (Expense)
Interest Income	-	-	-	-
Interest Expense	(7,486)	(6,053)	(24,436)	(22,717)

Total Other Income (Expense)	(7,486)	(6,053)	(24,436)	(22,717)

Net Income (Loss) from Continuing Operations	(34,179)	(55,324)	(158,064)	(269,872)

Discontinued Operations
Gain (loss) from Operations (Net of Income Tax)	-	-	-	-
Gain (loss) on Disposal (Net of Income Tax)	-	-	-	-

Total Gain (Loss) from Discontinued Operations	-	-	-	-

Net Income (Loss)	$ (34,179)	$ (55,324)	$ (158,064)	$ (269,872)

Net Income (Loss) Per Share	$ (0.00)	$ (0.001)	$ (0.00)	$ (0.004)

Weighted Average Shares Outstanding	73,743,942	72,082,255	73,743,942	71,982,522

The accompanying notes are an integral part of these financial statements

FullCircle Registry, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended
	September 30,
	2006	2005
Cash Flows from Operating Activities
Net Income (Loss) from Continuing Operations	$ (158,064)	$ (269,872)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depreciation & amortization	54,789	33,574
Stock issued for services	-	4,726
Change in Assets and Liabilities
(Increase) decrease in accounts receivable	(11,071)	-
(Increase) decrease in commission advances	-	-
Increase (decrease) in bank overdraft	-
Increase (decrease) in accounts payable	(25,828)	(9,160)
Increase (decrease) in accrued expenses	(6,569)	7,296
Increase (decrease) in current portion - notes payable	47,576	-
Net Cash Provided(Used) by Operating Activities	(77,025)	(233,436)
Cash Flows from Investing Activities
Change in investments available for sale	-	26,071
Investment in AMPO II, Inc.	(93,900)	(7,500)
Investment in joint venture	-	(25,000)
Net Cash Provided (Used) by Investing Activities	(93,900)	(6,429)
Cash Flows from Financing Activities
Proceeds from notes payable	160,147	236,542
Payments for capital leases	-	-
Payments for notes payable		-
Net Cash Provided(Used) by Financing Activities	160,147	236,542
Increase (Decrease) in Cash from Continuing Operations	(10,778)	(3,323)
Increase (Decrease) in Cash from Discontinued Operations	-	-
Net Increase (Decrease) in Cash	(10,778)	(3,323)
Cash and Cash Equivalents at Beginning of Period	19,244	7,963
Cash and Cash Equivalents at End of Period	$ 8,466	$ 4,640
Cash Paid For:
Interest	$ 10,959	$ -
Income Taxes	$ -	$ -

Non-Cash Activities:
Accrued expenses and accounts payable forgiven by shareholders	$ -	$ -
Stock issued for notes payable and accrued interest	$ -	$ -
Stock issued for convertible debentures and accrued interest	$ -	$ -
Stock issued for services	$ -	$ -
Convertible debentures issued for services	$ -	$ -
Stock issued for technology	$ -	$ -
Stock issued for settlement of accounts payable	$ -	$ -
Sale of Subsidiary and Cancellation of Debt Exchanged for
Company's stock	$ -	$ -

The accompanying notes are an integral part of these financial statements

FullCircle Registry, Inc.

Notes to the Consolidated Financial Statements

September 30, 2006

GENERAL

FullCircle Registry, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended September 30, 2006 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2005.

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

Results of Operations for the Three and Nine Month Periods Ended September 30, 2006 and 2005

Revenues during the three months ended September 30, 2006 were $5,343 with cost of sales of $650 yielding a gross profit of $4,693 compared to $8,698 in revenues for the same period in 2005 with cost of sales of $8,026 and a gross profit of $672. Operating expenses and selling, general and administrative costs during the current three-month period were $31,386 resulting in an operating loss of $26,693 compared to operating expenses of $49,943 for the three months ended September 30, 2005 with an operating loss of $49,271. Interest income for the three months ended September 30, 2006 was $7,486 resulting in a net loss from continuing operations of $34,179.  For the three months ended September 30, 2005 the Company had interest expense of $6,053 and recognized a net loss of $55,324.

Revenues during the nine months ended September 30, 2006 were $21,791 with cost of sales of $8,161 yielding a gross profit of $13,630 compared to $55,029 in revenues for the same period in 2005 with cost of sales of $57,339 and a gross loss of $2,310. Operating expenses and selling, general and administrative costs during the current nine-month period were $147,258 resulting in an operating loss of $133,628 compared to operating expenses of $244,845 for the nine months ended September 30, 2005 with an operating loss of $247,155. Interest expense for the nine months ended September 30, 2006 was $24,436 resulting in a net loss from continuing operations of $158,064.  For the nine months ended September 30, 2005 the Company had interest expense of $22,717 and recognized a net loss of $269,872.

Our revenues decreased 39% for the three months ending September 30, 2006 compared to the same period in 2005 and 60 % for the nine months ending September 30, 2006 compared to the same period in 2005.  The decrease in revenues is due to the loss of several auto dealers that were purchasing our Emergency Notification Company service and including it on every vehicle sold.

Management believes that because of the softening auto market and decreased margins in the auto sales business, dealers are less likely to purchase “bundled” service programs to offer their customers. We currently have proposals submitted to a large insurance brokerage with 100,000 insured.  We believe the insurance industry could be a better fit for our Emergency Notification Company service than the auto industry.

Another potential opportunity is through our wholesale and partnership agreement with G.E.  We believe employers will appreciate the benefit of our GE dental and vision discount program and are actively marketing this program.  Also, partnered with our affiliate, AMPO II Inc., we will offer prescription programs bundled with the GE dental and vision program.  This situation will allow us to earn revenue from prescription orders as well as program membership fees.

Liquidity and Capital Resources

At September 30, 2006 the Company had total assets of $343,972 compared to total assets of $388,368 at December 31, 2005. The Company had current assets consisting of $8,466 in cash, $0 in accounts receivable, $-0- in property and equipment, $16,760 of investments available for sale, and $318,746 in investment in AMPO II, Inc.  Total assets at December 31, 2005 consisted of $19,244 in cash, $0 in accounts receivable, $82,928 in property and equipment, $50,279 in investments available for sale, and $224,846 in investment in AMPO II, Inc.

At September 30, 2006, the Company had $454,811 in total liabilities.  Current liabilities include $97,030 in accounts payable, $72,002 in accrued expenses and $282,908 in current portion of long-term liabilities.  Long term liabilities include $197,261 in notes payable, $85,647 in notes payable to a related party and $2,871 in capital lease payable. Total liabilities at December 31, 2005 were $598,423 which were comprised of $122,858 in accounts payable, $78,571 in accrued expenses, $149,685 in notes payable, $244,438 in notes payable to a related party, and $2,871 in capital lease payable.

Net cash used by operating activities for the three months ended September 30, 2006 was $77,025 compared to $233,436 for the same period in 2005.   During the nine months ended September 30, 2006, $93,900 was used for investments, and $160,147 was provided by financing activities.  For the same period in 2005, $6,429 was used for investments, and $236,542 was provided from financing activities.

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

The full principal amount of the convertible debentures are due upon default under the terms of convertible debentures. The investors hold a security interest in substantially all of our assets, intellectual property and registration rights with respect to the shares underlying the debentures and warrants.  As of September 30, 2006, none of the warrants have been exercised.

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

As of September 30, 2006 we had no capital commitments.  We are currently focused on increasing revenues from our registry operations and reducing debt through converting debentures and notes payable to common stock.  We may also seek funding from unencumbered securities purchases or from lenders offering favorable terms.  At this time, we have no contracts, agreements, or understandings for additional funding, nor can any assurance be given that we will be able to obtain this capital on acceptable terms, if at all.  In such an event, this may have a materially adverse effect on our business, operating results and financial condition. If the need arises, we may offer a private placement or attempt to obtain funding through the use of various types of short term funding, loans or working capital financing arrangements from financial institutions.

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

We require additional capital to supplement our anticipated revenues and fund our continuing operations. We have relied upon advances from officers and shareholders and we have issued stock to finance our operations to this point. FullCircle currently owes $85,647 in notes payable to related parties, and other notes payable of $197,261. There are no agreements or understandings that additional funding will be forthcoming. Our auditors have expressed concern that the Company has experienced losses from operations and negative cash flows from operations since inception. We have negative working capital and a capital deficiency at September 30, 2006. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Date: November 20, 2005

/s/ Trent Oakley

Trent Oakley

Chief Financial Officer and

Chief Financial Officer