Form 10KSB
period 2006-12-31
FULLCIRCLE REGISTRY INC
filed 2007-05-18
CIK 1127993

OMB APPROVAL OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response….182
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-KSB

(Mark One)

☒

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Issuer’s telephone number 502-410-4500

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

$25,067

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$545,583 based on 54,558,396 chares of common stock at $0.01 per share

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of May 16, 2007, the Company had 85,7323,320 shares of common stock issued and outstanding.

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

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

PART I

Item 1.

Description of Business.

History

Our current business began with the formation of FullCircle Registry, Inc., a company that would provide customers with secure storage and immediate access to their critical medical records, wishes (living will, do not resuscitate, etc.) and emergency contact information. FullCircle would obtain the customers' information, providing them with a user identification and PIN that is required to access the information. Customers can contact FullCircle's Emergency Response Personnel, who can make the information available to the consumer electronically through the internet, by mail, fax, and even courier, anywhere in the world, 24 hours a day, 7 days a week.

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

Our Subsidiaries

In December 2002, we acquired AskPhysicians.com, Inc, a Florida corporation.  AskPhysicians.com operates a website whereby visitors can get basic medical health information and, for a nominal fee, pose questions to board-certified physicians.  While this service does not replace traditional medical care, it offers an efficient way to inform consumers of treatment options.  As of December 31, 2006, AskPhysicians.com is in development and we have not yet brought the website into full operations.

Spoken Data is another subsidiary that is currently in development.  Spoken Data is a text-to-voice service that will allow emergency personnel to access medical information in the event of an emergency. Medical conditions, drug allergies, blood type, family contact information, current medications or any other pertinent information can be made available via telephone to assist emergency personnel in their efforts to treat our registry members.  We have not yet been able to launch Spoken Data.

We did not expend any resources on our Spoken Data or Askphysicians.com subsidiaries during the twelve months ended December 31, 2006.

In September 2005, the Company entered into agreement with AMPO II, Inc. to acquire 50% of AMPO II, Inc. for up to $150,000 in cash.  The purchase agreement between the Company and AMPO II states that the Company would issue 1,496,926 shares of Full Circle stock plus up to $150,000 over a six month period, in exchange for a 50% of the outstanding shares of AMPO II. The shares the Company received from AMPO II are ½ voting and ½ non-voting.  The Company has no other obligation to AMPO II, such as an obligation to fund losses. They will participate in earnings, only if a dividend or distribution is declared.

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

Since the purchase of interests in AMPO II, Inc. and the execution of the wholesale agreement with Benefit Solutions by GE, our approach to the market has taken a different direction.  The existing customer base of AMPO II, Inc. will be a source of clients for the FullCircle core product as well as the GE Dental and Vision Program that we are marketing.  We have learned from past experiences that the FullCircle Emergency Medical ID Program and Living Will Program are a difficult sell as a stand-alone product.  Since the realization of this fact, we have searched for consumer driven products that our core product could be bundled as an additional benefit.

Current Events

Our main focus to date is to continue to support the expansion of the AMPO II, Inc. business model and to market the GE Dental and Vision Program to large groups and associations.  It is management’s opinion that due to the rising cost of benefits particularly traditional health insurance, employers will be transferring, more and more, the cost of benefits to the employee. We feel that the trend will continue toward a voluntary benefit environment and we feel that the GE Dental and Vision Program will be a strong player in that arena due to name recognition, value of benefits and pricing. Our original contract with GE Wellness which was consummated in September of 2004, only afforded us a small commission for selling the Dental and Vision Program.  The GE Wellness structure was targeted toward a direct to consumer marketing model.   In mid 2005, a division of GE Consumer Finance was formed called Benefit Solutions by GE.  In the late fall of 2005, Mr. Oakley started negotiations for a B to B marketing contract.   After visits by GE to our Louisville office and to AMPO II, Inc. operations center, we were able to consummate the wholesale agreement with Benefit Solutions by GE.

A GE Dental Member will be able to go to the Dentist within the Network and receive an exam, bite wing xray and diagnosis without one any out of pocket cost.  With GE Dental covering 170 American Dental Association (ADA) codes the member will know exactly what their out of pocket cost will be after the GE Dental discounts.  With a family and extended family being eligible for the covered procedure discounts, the monthly cost for that family is only $10.95 per month and will include access to the AMPO II, Inc. prescription programs.

When compared to traditional dental insurance, the GE Dental and Vision Programs are very competitive.  With traditional the insured must meet a deductible and co-payment, which are generally 50% of the cost of the procedure.  With GE Dental the visit to the dentist with diagnosis is free and the member will enjoy discounts from 40 to 70% depending on the procedure.  The GE Vision Program carries deep discounts at most of the major vision care providers.

The significance of the wholesale agreement between Full Circle and Benefits Solutions by GE is that FullCircle will pay a flat wholesale price for the membership as opposed to the “street contract” of a managing producer.  Because of the nature of this agreement are able to recruit producers and managing producers and manage through our contract.  We are currently in the process of recruiting some managing producers that will be able to get the GE Program in front of some very large employer groups and associations.  These managing producers will be paid through our contract; therefore, our company will receive all revenues and maintain control of the relationship.  Additionally, our wholesale agreement is one of a very few in existence throughout the country.

One very subtle, yet powerful, component to the marketing of the GE Dental and Vision is that we will be capturing members and member’s families information into our data base thus giving us the opportunity to up sale other products.  Those products will not only include the ENC Emergency Notification Service, as well as the FullCircle core programs such as storing and securing critical information and documents.  In addition, we will be able to market the GE Prepaid Legal Plan and Identity Theft Program of which we have a wholesale agreement with Benefit Solutions by GE. It is our plan to start marketing the GE Legal and ID Theft Program in early to mid 2007.

A New Direction

In December 2006, the Board of Directors unanimously consented that the company should become an insurance agency.  An application for a business entity license was submitted to the Department of Insurance in the State of Kentucky.   On February 27, 2007, a business entity license for Life and Health was issued to the company.  After March 1, 2007,  appointment applications were submitted to various carriers and brokerage agencies.  The company is currently appointed with Shaw American, which is a large brokerage clearing house for Life Insurance Carriers.  The company and its agents will be able to quote insurance proposals with all the major carriers, such as Prudential, John Hancock, AIG, and TransAmerica, just to name a few.  Through the relationship with Shaw which was founded in 1957, the company will be able to receive the highest level of commissions while outsourcing back office support, application processing, and policy issuance follow-up and services. At this time, the company is not in a position to hire the support staff to handle the aforementioned administrative duties.

One of the major focuses of the company will be estate and financial planning.  This focus will allow us to provide services such as a Revocable Living Trust  that will be a huge door opener for our agents while avoiding the resistance that occurs from the client when approached directly with an insurance product.  After doing the estate planning, our agents will know the entire financial snapshot of the client and be able to recommend the adequate financial products to fit their needs.

One significant aspect of our new focus and direction is our ability to generate new prospects and clients.  One immediate opportunity will be marketing insurance products to existing clients of our chairman of the Board, Alec Stone. Mr. Stone is a successful attorney and licensed insurance agent and has prepared wills for over 5,000 clients.  These existing clients will create an immediate warm market for our products and services.  In addition to this market, we will be teaming with a tax advisor and holding seminars on estate planning.  We will also explore various lead program opportunities as well as advertising to the general public.

Recruiting and Retention

It is our goal to recruit at least 8 licensed agents before the end of the year.  We feel that we have a very unique recruiting proposition when it comes to obtaining quality agents for the company.  We will be able to offer attractive commission rates while giving the agent the opportunity for ownership in the company through a company stock incentive plan. This ownership by the agent will also serve as retention tool in in an industry where turnover is the norm. Another recruiting tool will be utilizing the company’s ENC program.  In a normal client/agent relationship, it is sometimes difficult to obtain referrals from the client that just bought a financial product.  Clients are typically reluctant to release the names of their closest friends and family to the agent as a referral.  By providing the ENC program to each policy holder written through our agency, we will be gathering the names and contact information of the closest friends and family of our client.  These names are entered into our data base and will create for us quality warm prospects to market our products.

Employees

We currently have two full-time employees working for us, and four independent sales representatives.

Item 2.

Description of Property.

Our principal executive offices are located at 161 Alpine Drive, Shelbyville, KY 40165. Our telephone number is 502-410-4500.

The facility consists of approximately 1,200 square feet of office and warehouse space, leased for approximately $1,000 per month.  Our lease is on an annual basis and will be up for renewal in September 2008.  We believe that our existing facilities are adequate for our current use.

Item 3.

Legal Proceedings.

On July 10, 2006, a complaint was filed by the Company against Winmar Company, Inc, as Trustee regarding an office lease agreement for premises previously housing the Company’s business at PNC Plaza, 500 West Jefferson St., 23rd Floor, Louisville, KY 40202.  The Complaint was filed in the Jefferson Circuit Court and amended on March 6, 2007, Case Number 06-CI-5994.  The complaint charges that Winmar over-charged the Company for the space and requests a judgment for the amount of overpayment and damages.  The case is still outstanding.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

	CLOSING BID		CLOSING ASK
	High	Low	High	Low

2006
First Quarter	.045	.02	.06	.028
Second Quarter	.06	.023	.07	.03
Third Quarter	.03	.009	.035	.013
Fourth Quarter	.025	.01	.028	.011

2005
First Quarter	.099	.045	.10	.047
Second Quarter	.075	.035	.085	.04
Third Quarter	.08	.041	.09	.045
Fourth Quarter	.055	.03	.06	.035

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

In June 2006 we issued 9,447,926 shares of common stock at $0.035 per share.  1,538,000 shares were issued for services and 7,909,926 were issued for notes payable.

In November 2006, we issued 148,000 shares of common stock at $0.01 per share for services.

Item 6.

Management’s Discussion and Analysis or Plan of Operation.

Results of Operations for the Years Ended December 31, 2006 and 2005

The Company had revenues of $25,067 for the year ended December 31, 2006 compared to $105,112 for the year ended December 31, 2005.  Cost of sales was $9,007 for a gross profit of $16,060 for the year ended 2006 compared to $59,447 cost of sales and gross profit of $45,635 for the year ended December 31, 2005.  Operating expenses were $362,606 for the year ended December 31, 2006 compared to $290,418 for the year ended 2005.  $40,085 was recognized as a gain on debt settlement in 2006 compared to $-0- in 2005.  Bad debt expense was $11,071 and interest expense was $22,423 for the year ended December 31, 2006 compared to interest expense only of $47,747 for the year ended December 31, 2005.  Net loss for the year ended December 31, 200 was $339,955 compared to $292,530 for the same period in 2005.

Operating expenses consisted of legal, audit and consulting fees combined with general and administrative costs.

Liquidity and Capital Resources

At December 31, 2006, our total assets were $330,431 compared to total assets of $388,368 at December 31, 2005.

Our assets at December 31, 2006 consisted of $573 in cash compared to $19,244 in cash on December 31, 2005 and accounts receivable of $-0- at December 31, 2006 compared to $11,071 on December 31, 2005.  Property and equipment less accumulated depreciation at December 31, 2006 was $11,112 at compared to $82,928 at December 31, 2005.  Other assets at December 31, 2006 were $318,746 for our investment in AMPO II, Inc., compared to $50,279 in investments available for sale and $224,846 for our investment in AMPO II, Inc. for the year ended December 31, 2005.

Our liabilities decreased from $598,423 for the year ended December 31, 2005 to $480,814 for the year ended December 31, 2006.  Liabilities as of December 31, 2006 consisted of $102,687 in accounts payable, $31,417 in accrued interest, $78,571 in accrued expenses and $268,139 current portion of long-term liabilities.  Our long term liabilities consisted of $47,676 in notes payable, $220,462 in notes payable to related parties.

Net cash provided from financing activities was $80,176 for the year ended December 31, 2006 with the majority of the cash coming from notes payable.

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

The full principal amount of the convertible debentures are due upon default under the terms of convertible debentures. The investors hold a security interest in substantially all of our assets, intellectual property and registration rights with respect to the shares underlying the debentures and warrants.  As of December 31, 2006, none of the warrants have been exercised.

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

As of December 31, 2006 we had no capital commitments.  We are currently focused on increasing revenues from our registry operations and reducing debt through converting debentures and notes payable to common stock.  We may also seek funding from unencumbered securities purchases or from lenders offering favorable terms.  At this time, we have no contracts, agreements, or understandings for additional funding, nor can any assurance be given that we will be able to obtain this capital on acceptable terms, if at all.  In such an event, this may have a materially adverse effect on our business, operating results and financial condition. If the need arises, we may offer a private placement or attempt to obtain funding through the use of various types of short term funding, loans or working capital financing arrangements from financial institutions.

We require additional capital to supplement our anticipated revenues and fund our continuing operations. We have relied upon advances from officers and shareholders and we have issued stock to finance our operations to this point. FullCircle currently owes $220,463 in notes payable to related parties and other notes payable of $47,676. There are no agreements or understandings that additional funding will be forthcoming. Our auditors have expressed concern that the Company has experienced losses from operations and negative cash flows from operations since inception. We have negative working capital and a capital deficiency at December 31, 2006. These conditions raise substantial doubt about our ability to continue as a going concern.

Code of Ethics

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller.  Our Code of Ethics was included as an exhibit to our annual report on Form 10-KSB for the year ended December 31, 2004.

Item 7.

Financial Statements.

The financial statements of the Company appear on Page F-1.

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

Item 8B.

Other Information

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter, 2006 has been disclosed.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name Isaac Boutwell Trent Oakley David E. Allen Alec Stone	Age 74 48 53 65	Positions Director Chief Executive Officer and Chief Financial Officer Director Chairman of the Board	Since 2002 2003 2003 2003

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

Item 10.

Executive Compensation.

Compensation of Directors

None.

Compensation of Officers

The following table lists the compensation received by our former and current officers over the last three years.

SUMMARY COMPENSATION TABLE

	Summary Compensation Table for 2006 and 2005

						Non-Equity	Change in Pension Value
Name and				Stock	Option	Incentive Plan	and Nonqualified	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Deferred Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)

(a)	(b)	( c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Isaac Boutwell	2004	-	-	-	-	-	-	-	-
CEO and Director	2005	-	-	-	-	-	-	-	-

Trent Oakley	2004	-	-	240,000	-	-	-	-	240,000
CEO (since 2006)	2005	-	-	240,000	-	-	-	-	240,000
And CFO (since 2003)	2006	27,500	-	-	-	-	-	-	27,500

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of May 16, 2007, the name and shareholdings of each person known to us that either directly or beneficially holds more than 5% of our 85,732,320 issued and outstanding shares of common stock, par value $.001.  The table also lists the name and shareholdings of each director and of all officers and directors as a group.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address	Title of Class	Number of Shares Beneficially Owned	% of Shares
Isaac Boutwell (1)(3) 1815 Cann School Lane East View, KY 42732	Common	20,789,671	24.25%

Trent Oakley (2)(4) 8210 Smithtown Rd. Louisville, KY 40218	Common	1,118,128	1.30%

David E. Allen (1) 5350 Stiles Rd. Howardstown, KY 40051	Common	102,967	0.12%

Alec Stone (1) 830 Lawrence St. Brandenburg, KY 40108	Common	9,163,158	10.68%

All Executive Officers and Directors as a group (4 people)	Common	31,173,924	36.36%

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

The Company has notes payable due to a former officer of $220,463 as of December 31, 2006.

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

Item 14.

Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of FullCircle’s annual financial statement and review of financial statements included in FullCircle’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $9,427.28 for fiscal year ended 2006 and $13,700 for fiscal year ended 2005.

Audit-Related Fees

There were no fees for other audit related services for fiscal years ended 2005 and 2006.

Tax Fees

There were no fees for tax compliance, tax advice and tax planning for the fiscal years 2005 and 2006.

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

Date: May 18, 2007

/s/Trent Oakley

Chief Executive Officer and

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 18, 2007

By:/s/ Issac Boutwell

Isaac Boutwell

Director

Date: May 18, 2007

By:/s/ Alec Stone

Alec Stone

Director

Date:  May 18, 2007

By: /s/ David E. Allen

David E. Allen

Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of

FullCircle Registry, Inc.

We have audited the accompanying consolidated balance sheets of FullCircle Registry, Inc.(a Nevada Corporation)  as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FullCircle Registry,Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of its operations and cash flows for the periods then ended  in conformity with, accounting principles generally accepted in the United States of America.

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

/s/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC

Bountiful, Utah

May 14, 2007

FullCircle Registry, Inc. Consolidated Balance Sheets
ASSETS

	December 31,	December 31,
	2006	2005
CURRENT ASSETS:
Cash	$573	$19,244
Accounts receivable (net)	-	11,071
Total Current Assets	573	30,315

PROPERTY AND EQUIPMENT, NET	11,112	82,928

OTHER ASSETS:
Investments available for sale	-	50,279
Investment in AMPO II, Inc.	318,746	224,846

Total Other Assets	318,746	275,125

TOTAL ASSETS	$330,431	$388,368
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$102,687	$122,858
Accrured Interest	31,417	50,104
Accrued expenses	78,571	28,467
Current protion of long-term liabilities	268,139	396,994

Total Current Liabilities	480,814	598,423

LONG-TERM LIABILITIES:
Notes payable	165,176	276,623
Notes payable-related party	102,963	117,500
Capital lease payable	-	2,871
Less: current portion of long-term liabilities	(268,139)	(396,994)

Total Long Term Liabilities	-	-

Total Liabilities	480,814	598,423

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DIFICIENCY):
Preferred stock, authorized 5,000,000 shares of $.001 par value,
issued and outstanding 20,000	20	20
Common stock, authorized 200,000,000 shares of $.001 par value,
issued and outstanding 83,339,868 and 73,743,942 shares, respectively	83,340	73,745
Additional paid in capital	6,777,239	6,454,678
Accumulated comprehensive income (loss)	-	(67,471)
Retained (deficit)	(7,010,982)	(6,671,027)
Total Stockholders' Deficit	(150,383)	(210,055)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$330,431	$388,368

The accompanying notes are an integral part of these financial statements

FullCircle Registry, Inc. Consolidated Statements of Operations

	For the Twelve Months Ended
	December 31,
	2006	2005

Revenues	$25,067	$105,112

Cost of Sales	9,007	59,477

Gross Profit	16,060	45,635

Operating Expenses
Selling, General & Administrative	362,606	290,418

Total Operating Expenses	362,606	290,418

Operating Income (Loss)	(346,546)	(244,783)

Other Income (Expense)
Gain on Settlement of Debt	40,085	-
Bad Debt Expense	(11,071)	-
Interest Expense	(22,423)	(47,747)

Total Other Income (Expense)	6,591	(47,747)

Net Income (Loss) before Income Taxes	(339,955)	(292,530)

Income Taxes	-	-

Net Income (Loss)	$(339,955)	$(292,530)

Net Income (Loss) Per Share	$(0.00)	$(0.000)

Weighted Average Shares Outstanding	83,339,868	72,228,855

The accompanying notes are an integral part of these financial statements

FullCircle Registry, Inc. Consolidated Statements of Cash Flows
	For the Years Ended
	December 31,
	2006	2005
Cash Flows from Operating Activities
Net Income (Loss) from Continuing Operations	$(339,955)	$(292,530)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depreciation & amortization	71,816	40,637
Stock issued for services	185,538	37,704
Stock issued for debt	173,998	-
Gain on settlement of debt	(40,085)	-
Change in Assets and Liabilities
(Increase) decrease in accounts receivable	11,071	(16,950)
(Increase) decrease in commission advances	-	-
Increase (decrease) in deposits	-	1,000
Increase (decrease) in accounts payable	(20,171)	(24,531)
Increase (decrease) in accrued interest	(18,687)	-
Increase (decrease) in accrued expenses	50,104	28,697
Increase (decrease) in current portion - notes payable	(128,855)	-
Net Cash Provided(Used) by Operating Activities	(55,226)	(225,973)

Cash Flows from Investing Activities
Proceeds from sale of Investments	50,279	-
Investment in AMPO II, Inc.	(93,900)	(59,999)
Cash paid for property and equipment	-	(3,177)
Net Cash Provided (Used) by Investing Activities	(43,621)	(63,176)

Cash Flows from Financing Activities
Proceeds from notes payable	80,176	109,685
Payments for capital leases	-	(5,587)
Payments for notes payable		196,332
Net Cash Provided(Used) by Financing Activities	80,176	300,430

Increase (Decrease) in Cash from Continuing Operations	(18,671)	11,281

Net Increase (Decrease) in Cash	(18,671)	11,281

Cash and Cash Equivalents at Beginning of Period	19,244	7,963

Cash and Cash Equivalents at End of Period	$573	$19,244

Cash Paid For:
Interest	$4,267	$-
Income Taxes	$-	$-
Non-Cash Activities:
Stock issued for notes payable and accrued interest	$173,998	$-
Stock issued for services	$185,538	$37,704
Stock issued for investment in AMPRO II, Inc..	$-	$74,847

The accompanying notes are an integral part of these financial statements

FullCircle Registry, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income

							Accumulated
					Additional	Retained	Other
	Preferred Stock		Common Stock		paid in	Earnings	Comprehensive
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income

Balance, December 31, 2004	20,000	20	71,615,242	71,616	6,344,256	(6,378,497)	(87,955)

January 2005 - stock issued
for services at $0.07
per share	-	-	147,846	148	10,201	-	-

March 2005 - stock issued
for services at $0.07
per share	-	-	150,428	150	10,530	-	-

June 2005 - stock issued for
services at $0.05
per share	-	-	48,000	48	2,352	-	-

July 2005 - stock issued for
services at $0.05
per share	-	-	48,000	48	2,352	-	-

September 2005 - stock
issued for services at $0.05
per share	-	-	97,000	97	4,753	-	-

November 2005 - stock
issued at $0.05 per share
for an Investment in
AMPO II	-	-	1,409,196	1,409	69,051	-	-

December 2005 - stock
issued for services at
$0.05per share	-	-	140,500	141	6,884	-	-

The accompanying notes are an integral part of these financial statements

FullCircle Registry, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (continued)

December 2005 - stock issued
at $0.05 per share for
an investment in
AMPO II	-	-	87,730	88	4,299	-	-

Net change in unrealized gain
(loss) on available for
sale investments	-	-	-	-	-	-	20,484

Net income (loss)
for the year ended
December 31, 2005	-	-	-	-	-	(292,530)	-

Balance, December 31, 2005	20,000	20	73,743,942	73,745	6,454,678	(6,671,027)	(67,471)

June 2006 -stock issued for
services at .035 per share	-	-	1,538,000	1,538	52,292	-	-

June 2006 -stock issued for
conversion of Notes at
.035 per share	-	-	4,750,000	4,750	161,500	-	-

June 2006 -stock issued for
conversion of Notes at
.035 per share	-	-	3,159,926	3,160	107,437	-	-

Nov. 2006 -stock issued for
services at .01 per share	-	-	148,000	148	1,332	-	-

Dec. 2006 -To record realized
gain on sale of investments	-	-	-	-	-	-	67,471

Net Income (loss)
for the year ended
December 31, 2006						(339,955)

Balance, December 31, 2006	20,000	$20	83,339,868	$83,341	$6,777,239	$(7,010,982)	-

The accompanying notes are an integral part of these financial statements

FULLCIRCLE REGISTRY, INC.

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

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

December 31, 2006 and 2005

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

b.  Accounting Method

The Company recognizes income and expenses on the accrual basis of accounting.Revenue is recognized for the performance of providing goods, services, or other rights to customers. When evidenced by an arrangement of a purchase order or contract, delivery has occurred of a service, and collection of funds has occurred, revenue is recognized at that time on the records of the company.  The Company has chosen a fiscal year end of December 31.

c.  Earnings (Loss) Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the consolidated financial statements.  Common stock equivalents (warrants) exercisable into 18,000,000 common shares have not been included in the weighted average number of shares outstanding because of its anti-dilutive effects.

	December 31,
	2006	2005
Numerator – loss	$(339,955)	$(292,530)
Denominator - weighted average
of shares outstanding	83,339,868	73,743,942
Loss per share	$(0.00)	$(0.00)

d.  Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

FULLCIRCLE REGISTRY, INC.

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

e.  Provision for Income Taxes

No provision for income taxes has been recorded due to net operating loss  carry-forwards totaling approximately $7,010,982 that may be offset against  future taxable income.  These NOL carry-forwards begin to expire in the year 2020.  No tax benefit will be recorded until the Company generates taxable income.

Deferred tax assets and the valuation account is as follows at December 31, 2006 and 2005:

	December 31,
	2006	2005
Deferred tax asset:
NOL carryforward	$2,383,000	$2,268,000
Valuation allowance	(2,383,000)	(2,268,000)
Total	$-	$-

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

The components of current income tax expense as of December 31, 2006 and 2005, respectively are as follows:

	As of December 31,
	2006	2005
Current federal tax expense	$-	$-
Current state tax expense	-	-
Change in NOL benefits	115,000	92,000
Change in valuation allowance	-115,000	-92,000

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

December 31, 2006 and 2005

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

The provision for depreciation is calculated using the straight-line method over the estimated useful lives of the assets.  Depreciation expense for the periods ended December 31, 2006 and 2005 is $71,816 and $47,747 respectively.

h.  Principles of Consolidation

For the years ended December 31, 2006 and 2005, the consolidated financial statements include the books and records of FullCircle Registry, Inc., Electronic Luminescent Technologies, Inc., Spoken Data Technologies and AskPhysicians.com, Inc. All inter-company transactions and accounts have been eliminated in the consolidation.

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

During the years ended December 31, 2006 and 2005, the Company performed an internal review of its property and equipment and determined that no impairment charge for long-lived assets was required.

FULLCIRCLE REGISTRY, INC.

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

k. New Technical Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123(R), Share-Based Payment , which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim annual periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. The Company will adopt this new standard effective for the fourth fiscal quarter of 2005, and has not yet determined what impact this standard will have on its consolidated financial position or results of operations under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

Statement No. 155 Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (February 2006)

This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”

Statement No. 156 Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140 (March 2006)

This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities.

Statement No. 157 Fair Value Measurements (September 2006)

This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.

Statement No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (October 2006)

This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

FULLCIRCLE REGISTRY, INC.

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

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

NOTE 3 - LONG-TERM LIABILITIES

Long-term liabilities are detailed in the following schedules as of December 31, 2006 and 2005:

Note Payable- Related Party
	2006	2005
Note payable to various shareholders and officers bears Interest at 8.0% per annum principal and interest due on
demand	$102,963	$117,500

Total Notes Payable- Related Party	$102,963	$117,500

Note payable to various individuals bears interest
at 7.0% per annum principal and interest due on
demand	$165,176	$276,623

Total Notes Payable	$268,139	$394,123

Capital Leases

Capital lease payable to a leasing company, bears
interest at 10% per annum, monthly payments due
of $515, matures June 2006, secured by equipment	$-0-	$2,871

Total Capital Leases	-0-	2,871

Total Long-Term Liabilities:	$268,139	$396,994

Less current portion:	$(268,139)	$(396,994)

Net Long-Term Liabilities	$-0-	$-0-

FULLCIRCLE REGISTRY, INC.

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 3 - LONG-TERM LIABILITIES- (Continued)

Future minimum principal payments on notes payable are as follows:

2006	$268,139
2007	-0-
Total Long-Term Liabilities	$268,139

NOTE 4 - RELATED PARTY

The Company assumed a lease agreement for office space from a shareholder.  The monthly lease payment was $2,800 and was terminated in August 2005.

The Company received advances from officers and shareholders during the 2006 and 2005 years for operating needs. The balance of the note payable was $102,963 and 117,500 as of December 31, 2006 and 2005, respectively.  The receipt of funds from related parties are as follows:

Related Party Transactions for 2006.
	2005	change	2006

Richard Davis-stockholder	$15,000	-0-	$15,000
Alec Stone, Director	$52,500	($44,537)	$7,963
Peter Mangin, Stockholder	$50,000	($25,000)	$25,000
Ike Boutwell, Director	$-0-	$25,000	$25,000
Gary Grant, Stockholder	$-0-	$10,000	$10,000
James Hood, Stockholder	$-0-	$20,000	$20,000

Total	$117,500	($14,537)	$102,963

In September 2005, the Company acquired a 50% interest in AMPO II. At the time  of acquisition two officers and directors of the Company,  Mr. Boutwell and Mr.  Oakley, held small amounts of stock of AMPO II.  Trent Oakley the Company’s CFO  resigned from the board at that date and became an officer and director of AMPO II, though remaining the CFO of Full Circle. Subsequently the CEO, Mr Boutwell resigned as an officer and director and Mr Oakley accepted the position of CEO and member of the board. As of December 31, 2006 Mr. Oakley is an officer and director of both companies.

FULLCIRCLE REGISTRY, INC.

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 5 - COMMITMENTS AND CONTINGENCIES

In September 2005, the Company signed a lease for office space with a one year  term. The monthly obligation is $1,700 and expires in August 2006.  Rent expense  was approximately $6,000  and 30,000 for 2006 and 2005, respectively.

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

In July of 2002, the Company issued 75,000 shares of common stock valued at $117,750 to acquire 100% of the shares of Electronic Luminescent Technologies, Inc. (“ELTI”) a Florida Corporation.  As such, ELTI became a wholly owned subsidiary of the Company.  This transaction was accounted for on the purchase method of accounting using generally accepted accounting principles.  Goodwill was not recorded in this transaction and the asset was subsequently exchanged for 1,000,000 shares of GloTech stock. (see investments available-for-sale.  There were no operations of this subsidiary during 2005 and 2006.

On October 10, 2002, the Company issued 210,000 shares of common stock valued at $140,700, for all issued and outstanding stock of Spoken Data Technologies, a Florida corporation (SDT)  As such, SDT became a wholly owned subsidiary of the Company.  This transaction was accounted for on the purchase method of accounting using generally accepted accounting principles.  Goodwill was not recorded in this transaction as the software assets acquired were valued at the market price of the stock issued. There were no operations of this subsidiary during 2005 and 2006.

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

On December 20, 2002, the Company issued 462,000 shares of common stock valued at $471,240, for all issued and outstanding shares of AskPhysicians.com, Inc. (APC) a Florida corporation.  As such, APC became a wholly owned subsidiary of the Company.  This transaction was accounted for on the purchase method of accounting using generally accepted accounting principles.  Goodwill was recorded of $468,110 upon acquisition.  The operations of this subsidiary have been included in the consolidated financial statements of the Company from the date of the acquisition and was subsequently deemed to be impaired during 2003 and 2002.  As of December 31, 2006 no goodwill has been recognized for APC.

FULLCIRCLE REGISTRY, INC.

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

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

As of December 31, 2006 and 2005, the Company owns shares of a public company.   Investments in securities are summarized as follows at December 31, 2006 and 2005:

			Unrealized	Realized	Fair
	Cost		Gain/(Loss)	Gain/(Loss)	Value
Available-for-sale
Securities
December 31, 2006	$-0-	$	(-0-)	$-	$-0-
December 31, 2005	$117,750		$(67,471)	$-	$50,279

Equity method

During September 2005, the company entered an agreement with American Medical Pharmaceutical Outlet II, Inc. (AMPO II), wherein the company would issue 1,500,000 shares of common stock and up to $150,000 over a six month period in return for a 50% interest in AMPO II. The company has accounted for the value of the shares and the cash advanced as an investment accounted for under the equity method. The company records it’s interest in the net income or loss of AMPO II through an entry to the statement of operations and an offsetting entry to the value of the investment.  The amount of funds invested in AMPO for 2006 was $93,900.  The total investment in AMPO at the end of the year 2006 was $318,746 compared to $224,846 total amount invested at the end of the year 2005.

FULLCIRCLE REGISTRY, INC.

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 8 - WARRANTS

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for convertible debt.

		Warrants Outstanding		Warrants Exercisable

Weighted
		Number	Average		Weighted
	Exercise	shares	Contractual	Number	Average
Year	Price	outstanding	Life (Years)	Exercisable	Exercise Price

2003	$0.075	18,000,000	5	18,000,000	$0.075

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average
		Exercise Price
Outstanding as of January 1, 2005 -

Granted	18,000,000	$0.075
Exercised	-
Cancelled	-
Outstanding at December 31, 2005	18,000,000	$0.075

Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at December 31, 2006	18,000,000	$0.075

The estimated value of the compensatory warrants granted to non-employees in exchange for convertible debt was determined using the Black-Scholes pricing model and the following assumptions: In 2006, no warrants were granted.  In 2005, expected term of 5 yr risk free interest rate of 4%, a dividend yield of 0% and volatility of 215%. In 2003, expected term of 7 year, a risk free interest rate of 4%, a dividend yield of 0% and volatility of 215%.

As a results of applying SFAS No. 123, the Company has recognized an expense of $0 and $-0-  during the years ended December 31, 2006 and 2005, respectively.