Form 10QSB
period 2007-03-31
FULLCIRCLE REGISTRY INC
filed 2007-05-18
CIK 1127993

OMB APPROVAL OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response….182
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

 (Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ______________

Commission file number: 333-51918

FULLCIRCLE REGISTRY, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	87-0653761
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

161 Alpine Drive, Shelbyville, KY	40065
( Address of principal executive offices)	(Zip Code)

502-410-4500

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 85,732,320 , AS OF May 16, 2007

Transitional Small Business Disclosure Format (Check one):  Yes ☐     No ☒

SEC2334(9-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

FORM 10-QSB

FULLCIRCLE REGISTRY, INC.

INDEX

Page
PART I. PART II.

Financial Information

Item 1.  Unaudited Financial Statements

Consolidated Balance Sheets for March 31, 2007 (Unaudited) and December 31, 2005

Consolidated Statements of Operations (Unaudited) for the Nine Months Ended March 31, 2007 and 2006

Consolidated Statement of Cash Flows (Unaudited) for the Nine Months Ended March 31, 2007 and 2006

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income

Note to Consolidated Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Controls and Procedures

Item 2.  Unregistered Sales of Equity Securities

Item 6.  Exhibits and Reports on Form 8-K

Signatures

3 4 5 6 7 8 9 15 15 15 16

(Inapplicable items have been omitted.)

PART I- FINANCIAL INFORMATION

ITEM 1. Financial Statements

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year

FullCircle Registry, Inc. Consolidated Balance Sheets
ASSETS
	March 31,	December 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS:
Cash	$1,586	$573
Accounts receivable	-	-

Total Current Assets	1,586	573

PROPERTY AND EQUIPMENT, NET	11,112	11,112

OTHER ASSETS:
Investments available for sale	-	-
Investment in AMPO II, Inc.	318,746	318,746

Total Other Assets	318,746	318,746

TOTAL ASSETS	$331,444	$330,431

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$96,345	$102,687
Accrured Interest	34,827	31,417
Accrued expenses	81,784	78,571
Current protion of long-term liabilities	288,139	268,139

Total Current Liabilities	501,095	480,814

LONG-TERM LIABILITIES:
Notes payable	205,176	165,176
Notes payable-related party	82,963	102,963
Capital lease payable	-	-
Less: current portion of long-term liabilities	(288,139)	(268,139)

Total Long Term Liabilities	-	-

Total Liabilities	501,095	480,814

STOCKHOLDERS' EQUITY (DIFICIENCY):
Preferred stock, authorized 5,000,000 shares of $.001 par value,
issued and outstanding 20,000	20	20
Common stock, authorized 200,000,000 shares of $.001 par value,
issued and outstanding 85,732,320 and 83,339,868 shares, respectively	85,732	83,340
Additional paid in capital	6,801,362	6,777,239
Accumulated comprehensive income (loss)	-	-
Retained earnings (deficit)	(7,056,765)	(7,010,982)

Total Stockholders' Equity (Dificiency)	(169,651)	(150,383)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$331,444	$330,431

The accompanying notes are an integral part of these financial statements

FullCircle Registry, Inc. Consolidated Statements of Operations (Unaudited)

	For the Three Months
	Ended March 31,
	2007	2006

Revenues	$1,772	$11,744

Cost of Sales	705	5,155

Gross Profit	1,067	6,589

Operating Expenses
Selling, General & Administrative	38,108	67,215

Total Operating Expenses	38,108	67,215

Operating Income (Loss)	(37,041)	(60,626)

Other Income (Expense)
Gain on Settlement of Debt	-	-
Bad Debt	-	-
Interest Expense	(8,742)	(10,465)

Total Other Income (Expense)	(8,742)	(10,465)

Net Income (Loss) before Income Taxes	(45,783)	(71,091)

Income Taxes	-	-

Net Income (Loss)	$-	$-

Net Income (Loss) Per Share	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	85,732,320	73,743,942

The accompanying notes are an integral part of these financial statements

FullCircle Registry, Inc. Consolidated Statements of Cash Flows (Unaudited) Revised 05/14/2007
	For the Three Months Ended
	March 31,
	2007	2006
Cash Flows from Operating Activities

Net Income (Loss) from Continuing Operations	$(45,783)	$(71,091)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depreciation & amortization	-	28,140
Stock issued for services	6,515	-
Stock issued for debt		-
Gain on settlement of debt	-	-
Change in Assets and Liabilities	-
(Increase) decrease in accounts receivable	-	-
(Increase) decrease in commission advances	-	-
Increase (decrease) in deposits	-	-
Increase (decrease) in accounts payable	(6,342)	(5,324)
Increase (decrease) in accrued interest	3,410	(20,494)
Increase (decrease) in accrued expenses	3,213	-
Increase (decrease) in current portion - notes payable	20,000	-

Net Cash Provided(Used) by Operating Activities	(18,987)	(68,769)

Cash Flows from Investing Activities
Change in investments available for sale	-	-
Investment in AMPO II, Inc.	-	(77,100)
Cash paid for property and equipment	-	-

Net Cash Provided (Used) by Investing Activities	-	(77,100)

Cash Flows from Financing Activities
Proceeds from sale of stock.	20,000	140,220
Payments for capital leases	-	-
Payments for notes payable	-	-

Net Cash Provided(Used) by Financing Activities	20,000	140,220

Increase (Decrease) in Cash from Continuing Operations	1,013	(5,640)
Increase (Decrease) in Cash from Discontinued Operations	-	-

Net Increase (Decrease) in Cash	1,013	(5,640)

Cash and Cash Equivalents at Beginning of Period	573	19,244

Cash and Cash Equivalents at End of Period	$1,586	$13,594

Cash Paid For:
Interest	$4,267	$2,492
Income Taxes	$-	$-

Non-Cash Activities:
Accrued expenses and accounts payable forgiven by shareholders	$-	$-
Stock issued for notes payable and accrued interest	$-	$-
Stock issued for convertible debentures and accrued interest	$-	$-
Stock issued for services	$6,515	$-
Convertible debentures issued for services	$-	$-
Stock issued for investment in AMPRO II, Inc..	$-	$-
Stock issued for settlement of accounts payable	$-	$-
Sale of Subsidiary and Cancellation of Debt Exchanged for
Company's stock	$-	$-

The accompanying notes are an integral part of these financial statements

FullCircle Registry, Inc. Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income

							Accumulated
					Additional	Retained	Other
					paid in	Earnings	Comprehensive
	Preferred Stock		Common Stock		Capital	(Deficit)	Income
	Shares	Amount	Shares	Amount
Balance,
December 31, 2006	20,000	$20	83,339,868	$83,340	$6,777,239	$7,010,982	$0

February 2007 -
stock issued at .
01 per share	-	-	2,000,000	2,000	18,000	-	-

February 2007-
stock issued for services
at .01 per share	-	-	123,452	123	1,012	-	-

March 2007 -
stock issued for services
at .01 per share	-	-	269,000	269	5,111	-	-

Net Income (loss)
for the three months
ended March 31, 2007	-	-	-	-	-	$45,783	-

Balance,
March 31, 2007	20,000	$20	85,732,320	85,732	$6,801,362	$7,056,765	$0

The accompanying notes are an integral part of these financial statements

FullCircle Registry, Inc.

Notes to the Consolidated Financial Statements

March 31, 2007

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

In September 2005, the Company entered into agreement with AMPO II, Inc. to acquire 50% of AMPO II, Inc. for up to $150,000 in cash.  The purchase agreement between the Company and AMPO II states that the Company would issue 1,496,926 shares of Full Circle stock plus up to $150,000 over a six month period, in exchange for a 50% of the outstanding shares of AMPO II. The shares the Company received from AMPO II are ½ voting and ½ non-voting.  The Company has no other obligation to AMPO II, such as an obligation to fund losses. They will participate in earnings, only if a dividend or distribution is declared

AMPO is a holding company for prescription fulfillment and assistance programs and companies.  AMPO, LLC was founded in early 2000 by Jimm Axline. In mid-2004, AMPO II, Inc. was formed by AMPO, LLC's shareholders to serve as a holding company for AMPO, LLC, the Rx Relief Network and the Medicine Assistance Program (MAP). In 1997, Mr. Axline founded the National Association for the Terminally Ill (NATI), a 501(c)(3) non-profit organization that serves as a financial hospice for the terminally ill. Both the for-profit (AMPO II, Inc.) and non-profit (NATI) organizations have helped individuals with their prescription needs as well as, from the non-profit side, helped terminally ill people pay utility bills, car payments, house payments and buy groceries. While serving as chairman for NATI, Mr. Axline found that terminally ill individuals were using a large portion of their income to purchase medications. After extensive research, it was found that most pharmaceutical companies have patient assistance programs, through which medications are given free of charge to qualifying individuals. Because of the complex procedures in obtaining these medications, AMPO, LLC was formed to help not only the terminally ill, but other individuals that were taking maintenance medications. While patient assistance programs are free from the pharmaceutical industry, AMPO, LLC charges a small service fee to help guide the patient through the completion of the paperwork and procedures to obtain their medications. Since October 2000, AMPO, LLC and the other affiliated programs have helped thousands of people throughout the U.S. save hundreds of dollars on their prescription needs.

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

Results of Operations for the Three Month Periods Ended March 31, 2007 and 2006

Revenues during the three months ended March 31, 2007 were $1,772 with cost of sales of $705 yielding a gross profit of $1,067 compared to $11,744 in revenues for the same period in 2006 with cost of sales of $5,155 and a gross profit of $6,589. Operating expenses and selling, general and administrative costs during the current three-month period were $38,108 resulting in an operating loss of $37,041 compared to operating expenses of $67,215 for the three months ended March 31, 2007 with an operating loss of $60,626. Interest expense for the three months ended March 31, 2007 was $8,742 resulting in a net loss from continuing operations of $45,783.  For the three months ended March 31, 2006 the Company had interest expense of $10,465 and recognized a net loss of $71,091.

Liquidity and Capital Resources

At March 31, 2007 the Company had total assets of $331,444 compared to total assets of $330,431 at December 31, 2006. The Company had current assets consisting of $1,586 in cash, $0 in accounts receivable, $11,112 in property and equipment, $-0- of investments available for sale, and $318,746 in investment in AMPO II, Inc.  Total assets at December 31, 2006 consisted of $573 in cash, $0 in accounts receivable, $11,112 in property and equipment, $-0- in investments available for sale, and $318,746 in investment in AMPO II, Inc.

At March 31, 2007, the Company had $501,095 in total liabilities.  Current liabilities include $96,345 in accounts payable, $34,827 in accrued interest, $81,784 in accrued expenses and $288,139 in current portion of long-term liabilities.  Long term liabilities include $205,176 in notes payable, $82,963 in notes payable to a related party and $-0- in capital lease payable. Total liabilities at December 31, 2006 were $480,814 which were comprised of $102,687 in accounts payable, $31,417 in accrued interest, $78,571 in accrued expenses, $268,139 current portion of long term liabilities,  $205,176 in notes payable and $102,963 note payable to a related party, and $-0- in capital lease payable.

Net cash used by operating activities for the three months ended March 31, 2007 was $18,987 compared to $68,769 for the same period in 2006.   During the three months ended March 31, 2007, $$-0- was used for investments, and $$20,000 was provided by financing activities.  For the same period in 2006, $$77,100 was used for investments, and $140,220 was provided from financing activities.

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

The full principal amount of the convertible debentures are due upon default under the terms of convertible debentures. The investors hold a security interest in substantially all of our assets, intellectual property and registration rights with respect to the shares underlying the debentures and warrants.  As of March 31, 2007, none of the warrants have been exercised.

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

As of March 31, 2007 we had no capital commitments.  We are currently focused on increasing revenues from our registry operations and reducing debt through converting debentures and notes payable to common stock.  We may also seek funding from unencumbered securities purchases or from lenders offering favorable terms.  At this time, we have no contracts, agreements, or understandings for additional funding, nor can any assurance be given that we will be able to obtain this capital on acceptable terms, if at all.  In such an event, this may have a materially adverse effect on our business, operating results and financial condition. If the need arises, we may offer a private placement or attempt to obtain funding through the use of various types of short term funding, loans or working capital financing arrangements from financial institutions.

We require additional capital to supplement our anticipated revenues and fund our continuing operations. We have relied upon advances from officers and shareholders and we have issued stock to finance our operations to this point. FullCircle currently owes $82,963 in notes payable to related parties, and other notes payable of $205,176. There are no agreements or understandings that additional funding will be forthcoming. Our auditors have expressed concern that the Company has experienced losses from operations and negative cash flows from operations since inception. We have negative working capital and a capital deficiency at March 31, 2007. These conditions raise substantial doubt about our ability to continue as a going concern.

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

PART II – OTHER INFORMATION

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unless otherwise noted, the following shares were issued to an accredited investor in a private transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

In February 2007, the Company issued 2,000,000 shares of common stock at $0.01 per share.  Also in February the Company issued 123,452 shares of common stock valued at $0.01 per share for services.  In March 2007, the Company issued 269,000 shares of common stock valued at $0.01 per share for services.

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

/s/ Trent Oakley

Trent Oakley

Chief Financial Officer and

Chief Financial Officer