Form 10QSB
period 2007-06-30
FULLCIRCLE REGISTRY INC
filed 2007-08-20
CIK 1127993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2007
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from: _____________ to _____________

———————

FULLCIRCLE REGISTRY, INC.

(Exact name of small business issuer as specified in its charter)

———————

NEVADA	333-51918	87-0653761
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

161 Alpine Drive, Shelbyville, Kentucky  40065

(Address of Principal Executive Office)   (Zip Code)

(502) 4104500

(Issuer’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange

Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such

reports), and (2) has been subject to such filing requirements for the past 90 days.	☒	Yes	☐	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐	Yes	☒	No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 85,732,320, AS OF JULY 31,2007

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the
Exchange Act after the distribution of securities under a plan confirmed by a court.	☐	Yes	☐	No
Transitional Small Business Disclosure Format (check one):	☐	Yes	☒	No

FORM 10-QSB

FULLCIRCLE REGISTRY, INC.

INDEX

PART I.

Financial Information

Item 1.

Unaudited Financial Statements

3

Consolidated Balance Sheets for June 30, 2007 (Unaudited)

and December 31, 2006

4

Consolidated Statements of Operations (Unaudited) for the

Six Months Ended June 30, 2007 and 2006 and the Three Months

Ended June 30, 2007 and 2006

5

Consolidated Statements of Cash Flows (Unaudited) for the

Six Months Ended June 2007 and 2006

6

Notes to Consolidated Financial Statements

7

Item 2.

Management’s Discussion and Analysis or Plan of Operation

9

Item 3.

Controls and Procedures

15

PART II.

Other Information

Item 1.

Legal Proceedings

16

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

16

Item 3.

Defaults Upon Senior Securities

16

Item 4.

Submission of Matters to a Vote of Security Holders

16

Item 5.

Other Information

16

Item 6.

Exhibits and Reports on Form 8-K

17

Signatures

18

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

In the opinion of management, the accompanying unaudited financial statements of FullCircle Registry, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB and Regulation S-B for the three month periods ended June 30, 2007.  The financial statements reflect, in the opinion of management, all adjustments which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods.

FullCircle Registry, Inc.

Consolidated Balance Sheets

ASSETS

	June 30, 2007	December 31, 2006
	(Unaudited)
CURRENT ASSETS:
Cash	$3,368	$573
Accounts receivable	-	-

Total Current Assets	3,368	573

PROPERTY AND EQUIPMENT, NET	-	11,112

OTHER ASSETS:
Investments available for sale	-	-
Investment in AMPO II, Inc.	318,746	318,746

Total Other Assets	318,746	318,746

TOTAL ASSETS	$322,114	$330,431

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$96,627	$102,687
Accrued Interest	30,579	31,417
Accrued expenses	79,219	78,571
Current portion of long-term liabilities	343,564	268,139

Total Current Liabilities	549,989	480,814

LONG-TERM LIABILITIES:
Notes payable	145,000	165,176
Notes payable-related party	198,564	102,963
Capital lease payable	-	-
Less: current portion of long-term liabilities	(343,564)	(268,139)

Total Long Term Liabilities	-	-

Total Liabilities	549,989	480,814

STOCKHOLDERS' EQUITY (DEFICIENCY):
Preferred stock, authorized 5,000,000 shares of $.001 par value,
issued and outstanding 20,000	20	20
Common stock, authorized 200,000,000 shares of $.001 par value,
issued and outstanding 85,732,320 and 83,339,868 shares, respectively	85,732	83,340
Additional paid in capital	6,801,362	6,777,239
Accumulated comprehensive income (loss)	-	-
Retained earnings (deficit)	(7,114,989)	(7,010,982)

Total Stockholders' Equity (Deficiency)	(227,875)	(150,383)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$322,114	$330,431

FullCircle Registry, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues	$4,159	$16,448	$2,387	$4,704

Cost of Sales	1,388	7,511	683	2,356

Gross Profit	2,771	8,937	1,704	2,348

Operating Expenses
Selling, General & Administrative	88,272	115,872	50,164	48,657

Total Operating Expenses	88,272	115,872	50,164	48,657

Operating Income (Loss)	(85,501)	(106,935)	(48,460)	(46,309)

Other Income (Expense)
Interest Income	-	-	-	-
Interest Expense	(18,506)	(16,950)	(9,764)	(6,485)

Total Other Income (Expense)	(18,506)	(16,950)	(9,764)	(6,485)

Net Income (Loss) from Continuing Operations	(104,007)	(123,885)	(58,224)	(52,794)

Discontinued Operations
Gain (loss) from Operations (Net of Income Tax)	-	-	-	-
Gain (loss) on Disposal (Net of Income Tax)	-	-	-	-

Total Gain (Loss) from Discontinued Operations	-	-	-	-

Net Income (Loss)	$(104,007)	$(123,885)	$(58,224)	$(52,794)

Net Income (Loss) Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	85,288,743	73,743,942	84,845,169	73,743,942

FullCircle Registry, Inc.

Consolidated Statements of Cash flows

(Unaudited)

	For the Six Months Ended
	June	June
	2007	2006
Cash Flows from Operating Activities

Net Income (Loss) from Continuing Operations	$(104,007)	$(123,885)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depreciation & amortization	11,112	56,279
Stock issued for services	6,515	-
Change in Assets and Liabilities
(Increase) decrease in accounts receivable	-	-
(Increase) decrease in commission advances	-	-
Increase (decrease) in bank overdraft	-	-
Increase (decrease) in accrued interest	(838)	-
Increase (decrease) in accounts payable	(6,060)	(26,654)
Increase (decrease) in accrued expenses	648	15,245
	-	-

Net Cash Provided(Used) by Operating Activities	(92,630)	(79,015)

Cash Flows from Investing Activities
Change in investments available for sale	-
Investment in AMPO II, Inc.	-	(80,100)
Purchase of software	-	-

Net Cash Provided (Used) by Investing Activities	-	(80,100)

Cash Flows from Financing Activities
Proceeds from notes payable	125,600	107,824
Payments for notes payable	(50,176)	-
Sale of Stock	20,000

Net Cash Provided(Used) by Financing Activities	95,424	107,824

Increase (Decrease) in Cash from Continuing Operations	2,794	(17,939)
Increase (Decrease) in Cash from Discontinued Operations	-	-

Net Increase (Decrease) in Cash	2,794	(17,939)

Cash and Cash Equivalents at Beginning of Period	573	19,244

Cash and Cash Equivalents at End of Period	$3,367	$1,305

Cash Paid For:
Interest	$19,344	$10,959
Income Taxes	$-	$-

Non-Cash Activities:
Accrued expenses and accounts payable forgiven by shareholders	$-	$-
Stock issued for notes payable and accrued interest	$20,000	$-
Stock issued for convertible debentures and accrued interest	$-	$-
Stock issued for services	$6,515	$-
Convertible debentures issued for services	$-	$-
Stock issued for technology	$-	$-
Stock issued for settlement of accounts payable	$-	$-
Sale of Subsidiary and Cancellation of Debt Exchanged for
Company's stock	$-	$-

FullCircle Registry, Inc.

Notes to Consolidated Financial Statements

NOTE 1.

FullCircle Registry, Inc. (the “Company”) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2007 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2006.

NOTE 2.

The information furnished herein was taken from the books and records of the Company without audit.  However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented.  The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

NOTE 3.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such Securities and Exchange Commission rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  The interim unaudited financial statements should be read in conjunction with the annual financial statements and accompanying notes.  Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for subsequent reporting periods.

FullCircle Registry, Inc.

Notes to Consolidated Financial Statements

NOTE 4.

The accompanying financial statements have been presented assuming the continuity of the Company as a going concern. However, the Company has incurred losses resulting in an accumulated deficit of approximately $7.1 million as of June 30, 2007.

Management's plans with regards to these issues are as follows:

➢

Expanding revenues by purchasing, or otherwise acquiring, independent insurance agencies.

➢

Expanding revenues by finding new customers that can benefit by utilizing the Company’s information retrieval service.

➢

Raising new investment capital, either in the form of equity or loans, sufficient to meet the Company's operating expenses, until the revenues are sufficient to meet operating expenses on an ongoing basis.

➢

Management is in the process of renegotiating outstanding long and short-term obsolete debt.

Presently, the Company cannot ascertain the eventual success of management's plans with any degree of certainty. No assurances can be given that the Company will be successful in raising immediate capital or that the Company will achieve profitability or positive cash flows.

Item 2.

Management’s Discussion and Analysis or Plan of Operation.

General:

Where this Form 10-QSB includes “forward-looking” statements within the meaning of Section 27A of the Securities Act, we desire to take advantage of the “safe harbor” provisions thereof. Therefore, FullCircle is including this statement for the express purpose of availing itself of the protections of such safe harbor provisions with respect to all of such forward-looking statements. The forward-looking statements in this Form 10-QSB reflects our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. In this Form 10-QSB, the words “anticipates,” “believes,” “expects,” “intends,” “future” and similar expressions identify forward-looking statements. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

Some of the matters discussed in this “Management's Discussion and Analysis or Plan of Operations,” and elsewhere in this quarterly report on Form 10-QSB include forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events, including, among other things:

➢

attracting immediate financing;

➢

delivering a quality product that meets customer expectations;

➢

obtaining and expanding market acceptance of the products we offer; and

➢

competition in our market.

Overview:

The Company’s current business began in 2000, with the formation of FullCircle Registry, Inc.  The Company is a technology-based business that provides emergency document and information retrieval services.  The Company’s services include, providing customers with secure storage and immediate access to their critical medical records, legal documents (living will, powers of attorney, “do not resuscitate” orders, etc.), and emergency contact information.  The system is designed to allow medical personnel to quickly obtain critical information.  The Company provides these services directly to subscribers and through strategic alliances with health care providers.  This business model is currently being updated and revised to be incorporated into the new business model.

Other Business Ventures:

In December of 2002, the Company acquired AskPhysician.com, Inc., a Florida corporation. AskPhysician.com, Inc. operates a website whereby visitors can get basic medical information and, for a nominal fee, pose questions to board-certified physicians.  While this service does not replace traditional health care, it offers an efficient way to inform consumers of treatment options.  As of June 30, 2007, AskPhysicians.com is in development and we have not yet brought the website into full operation.

Spoken Data is another subsidiary that is currently under development.  Spoken Data is a text-to-voice service that will allow emergency personnel to access medical information in the event of an emergency.  Medical conditions, drug allergies, blood type, family contact information, current medications or any other pertinent information can be made available via telephone to assist emergency personnel in their efforts to treat our subscribers.

We did not expend any resources on AskPhysicians.com or Spoken Data in the quarter ending June 30, 2007.

In September of 2005, the Company entered into an agreement with AMPO II, Inc. (“AMPO II”), a Kentucky corporation.  The purchase agreement entered into between the Company and AMPO II states that the Company would issue 1,496,926 shares of FullCircle Registry, Inc. stock and pay up to $150,000 over a six month period in exchange for fifty percent (50%) of the outstanding AMPO II stack.  The AMPO II shares received by the Company are 50% voting and 50% non-voting.  Under the agreement, the Company did not have any other obligation to AMPO II.  The Company will participate in AMPO II earnings only if a dividend or distribution is declared.  AMPO II was formed in 2004 to serve as a holding Company for prescription fulfillment and assistance programs and companies.

ENC “Emergency Notification Company” is another wholly-owned subsidiary. ENC is a product being marketed through automotive Dealers and RV Dealers to provide connections to medical information and family if a medical emergency occurs away from home.  ENC is a new concept to the industry, but the core value of this enterprise is the leads generation ability this product provides. Each purchaser of the ENC product provides names and addresses of friends and family to be contacted in case of emergency, and in turn, these names provide a prospective customer database for our Auto Dealers and RV Dealers. The customer receives five years of emergency services coverage with the initial contract.

Business Plan

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

The Company is currently appointed with Shaw American, which is a large brokerage-clearing house for Life Insurance Carriers. The Company and its agents will be able to quote insurance proposals with all the major carriers, such as Prudential, John Hancock, AIG, and TransAmerica, just to name a few.  As of September 1, 2007, Benefit Solutions by GE will no longer be offering dental and vision programs.  The Company plans to continue the marketing of dental and vision programs and is in the process of negotiating with other major provider networks.  Through the relationship with Shaw which was founded in 1964, the Company will be able to receive a high level of commissions while outsourcing back office support, application processing, and policy issuance follow-up and services. At this time, the Company is not in a position to hire the support staff to handle the aforementioned administrative duties.

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

One significant aspect of our new focus and direction is our ability to generate new prospects and clients. One immediate opportunity will be marketing insurance products to existing clients of a Louisville area attorney who is also a licensed insurance agent.  We expect to partner up with other local attorneys to expand this product offering.

Phase one is currently in motion and new revenue is expected in the September Quarter, generated from the Estate Planning products.

The Company has retained the services of Norman L. Frohreich, a business consultant who specializes in assisting small businesses improve profitability and assisting in turn-around projects. He has been retained to consult with Mr. Oakley to formulate the expansion of the new insurance business model and the growth of FullCircle Registry, Inc. It is Mr. Frohreich’s vision to launch an insurance agency acquisition plan in rural America.

It is the plan of the Company to acquire small insurance agencies with an exit plan. This will greatly enhance our ability to expand our client base.

FullCircle is in the process of bringing in working capital to cover the overheads to immediately launch the new business model.

Employees

The Company currently has four employees and four independent sales representatives.

Results of Operations

Revenue

Revenues during the three months ended June 30, 2007 were $2,387 with cost of sales of $683 yielding a gross profit of $1,704 compared to $4,704 in revenues for the same period in 2006 with a cost of sales of $2,356 and a gross profit of $2,348.  Revenues during the six months ended June 30, 2007 were $4,159 with cost of sales of $1,388 yielding a gross profit of $2,771 compared to $16,448 in revenues for the same six-month period in 2006 with a cost of sales of $7,511 and a gross profit of $8,937.

Operating expenses and other costs during the current three-month period ending June 30, 2007 were $50,164 resulting in an operating loss of $48,460 compared to the operating expenses of $48,657 for the three months ending June 30, 2006 with an operating loss of $46,309. Operating expenses and other costs during the current six-month period ending June 30, 2007 were $88,272 resulting in an operating loss of $85,501 compared to the operating expenses of $115,872 for the same six month period 2006 with an operating loss of $106,935.

Interest expense for the three months ending June 30, 2007 was $9,764 resulting in a net loss from continuing operations of $58,224.  By comparison, interest expense for the three months ending June 30, 2006 was $6,485 resulting in a net loss from continuing operations of $52749. For the six-month period ending June 30, 2007, the Company had an interest expense of $18,506 and recognized a net loss of $104,007.  For the six months ending June 30, 2006, the Company had an interest expense of $16,950 and recognized a net loss of $123,885.

Liquidity and Capital Resources

As of June 30, 2007, the Company had assets in the amount of $322114, compared to assets in the amount of $331,444 during the three months ending March 31, 2007 and $330,431 at December 31, 2006.  On June 30, 2007, the Company had current assets consisting of $3,368 in cash, $0 in accounts receivable, $0 in property and equipment, $0 of investments available for sale, and $318,746 in investment in AMPO II.  Total assets for the period ending March 31, 2007 consisted of $1,586 in cash, $0 in accounts receivable, $11,112 in property and equipment, $0 in investments available for sale, and $318,746 in investment in AMPO II.  Total assets as of year end December 31, 2006 consisted of $573 in cash, $0 in accounts receivable, $11,112 in property and equipment, $0 in investments available for sale, and $318,746 in investment in AMPO II.

On June 30, 2007, the Company had $549,989 in total liabilities.  Current liabilities include $96,627 in accounts payable, $30,579 in accrued interest, $79,219 in accrued expenses, and $343,564 in current portion of long-term liabilities.  Long-term liabilities include $145,000 in notes payable, $198,564 in notes payable to a related party, and $0 in capital lease payable.  By comparison, on March 31, 2007 the Company had $501,095 in total liabilities.  March 31, 2007 liabilities include $96,345 in accounts payable, $34,827 in accrued interest, $81,784 in accrued expenses, and $288,139 in current portion of long-term liabilities.  March 31, 2007 long-term liabilities include $205,176 in notes payable, $82,963 in notes payable to a related party, and $0 in capital lease payable.  Total liabilities as of December 31, 2006 were $480,814, which were comprised of $102,687 in accounts payable, $31,417 in accrued interest, $78,571 in accrued expenses, $268,139 current portion of long-term liabilities, $165,176 in notes payable, and $102,963 note payable to a related party, and $0 in capital lease payable.

Net cash provided by operating activities for the six month period ending June 30, 2007 was $2,795 compared to $62,339 used by the three month period ending June 31, 2006.  During the six-month period ending June 30, 2007, $0 was used by investments, and $95,425 was provided by financing activities.  For the same period in 2006, $80,100 was used by investments, and $124,500 was provided from financing activities.

During the three month period ending June 30, 2007, in an effort to secure additional capital, the Company borrowed $105,600, represented by eleven promissory note agreements from three stockholders of the Company.  Each Note, together with interest accrued thereon at the rate of ten percent (10%) per annum, shall become due and payable in one lump sum on their anniversary dates in either 2007 or 2008. The Notes were issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

From February 2003 through April 2003, the Company conducted a private placement of $600,000 in convertible debentures and warrants to buy 1,800,000 shares of the Company’s common stock.  The debentures bear interest at 12% and mature one year from the date of issuance.  The debentures may be converted for either $0.75 per share or 50% of the average three lowest trading prices for our common stock during the 20 trading days before the conversion date, whichever is lower.  The warrants are exercisable until seven years from the date of issuance at a purchase price of $0.075.  In addition, the exercise price of the warrants will be adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of the warrant.  The full principal amount of the convertible debentures are due upon default under the terms of convertible debentures.  The investors hold a security interest in substantially all of our assets, intellectual property and registration rights with respect to the shares underlying the debentures and warrants.  As of March 31, 2007, none of the warrants have been exercised.

During 2003, the Company negotiated to reduce these convertible debentures and warrants through issuances of common stock.  Through December 31, 2003 the Company continued to reduce notes payable, convertible debentures and associated interest.  During 2003, the Company issued stock for the conversion of debentures and related interest.  Through the twelve months ended December 31, 2004, we settled $203,015 in notes payable and $369,307 in convertible debentures through the issuance of stock.  In November 2003, the Company defaulted on the convertible debenture agreement and a new note was signed pursuant to a settlement agreement.  The balance of the new note was $345,533 at December 31, 2003 and was due in November 2004.  We settled the outstanding balance for $150,000 during 2004.  The warrants remain outstanding.

Except as otherwise disclosed herein, as of June 30, 2007, the Company had no capital commitments.  We are currently focused on increasing revenues from our registry operations and reducing debt through converting debentures and notes payable to common stock.  We may also seek funding from unencumbered securities purchases or from lenders offering favorable terms.  At this time, we have no contracts, agreements, or understandings for additional funding, nor can any assurance be given that we will be able to obtain this capital on acceptable terms, if at all.  In such an event, this may have a materially adverse effect on our business, operating results and financial condition.  If the need arises, we may offer a private placement or attempt to obtain funding through the use of various types of short term funding, loans or working capital financing arrangements from financial institutions.

New Business since the Close of the Second Quarter on June 30, 2007

On August 10, 2007, Alec Stone, Chairman of the Company’s Board of Directors, and Isaac Boutwell, former CEO and current Board Member, each surrendered 50% of their personal share holdings to the Company’s treasury for no consideration.  In an effort to improve shareholder equity and stockholder confidence, these two directors and significant shareholders have surrendered approximately 15 million shares.  A Form 8-K concerning this transaction was filed on August 14, 2007.

On August 10, 2007, the Company's Board of Directors elected a new director, Norman L. Frohreich, effective immediately. There are no arrangements or understandings between Mr. Frohreich and any other persons pursuant to which Mr. Frohreich was selected as a director. Mr. Frohreich will not, at this time, serve on any of the committees of the Company's Board of Directors. Mr. Frohreich does not have a direct or indirect material interest in any currently proposed transaction in which the Company is to be a participant.  Mr. Frohreich owns stock of the Company which he purchased on the open market using his own funds.  A Form 8-K concerning this transaction was filed on August 14, 2007.

Factors That May Impact Future Results

At the time of this report, we had insufficient cash reserves and receivables necessary to meet forecast operating requirements. In the event we are unsuccessful in our efforts to raise additional funds, we will be required to significantly reduce cash outflows and, possibly, discontinue our operations. We need to raise immediate capital to continue our operations and implement our plans to respond to competitive pressures, or otherwise to respond to unanticipated requirements. Our failure to obtain immediate financing, or inability to obtain financing on acceptable terms, could require us to limit our plans, incur indebtedness that has high rates of interest or substantial restrictive covenants, issue equity securities that will dilute your holdings, or discontinue all or a portion of our remaining operations.

The current expansion of the Company’s business demands that significant financial resources be raised to fund capital expenditures, working capital needs, debt service and the cash flow deficits expected to be generated over then next six months by operating losses.  Current cash balances and the realization of accounts receivable will not be sufficient to fund the Company’s current business plan beyond the next three months.  Consequently, the Company is currently seeking convertible debt and/or additional equity financing in the aggregate amount of at least $500,000, to fund the Company’s immediate liquidity needs.  Management is currently negotiating with existing shareholders and other accredited investors in order to obtain working capital necessary to meet current and future obligations and commitments.  Management is confident that these efforts will produce financing to further the growth of the Company.  Nevertheless, there can be no assurance that the Company will be able to raise additional capital on satisfactory terms or at all.  In the event that the Company is unable to obtain capital on acceptable terms or in sufficient amounts, the impact thereof would have a material adverse impact on the Company’s business, operating results, and financial condition as well as its ability to service debt requirements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements may have required the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures.  On an ongoing basis, the Company evaluates estimates, including those related to bad debts, inventories, fixed assets, income taxes, contingencies and litigation.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of the Company’s judgments on the carrying value of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.

Item 3.

Controls and Procedures.

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our management has concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934.

Further, there were no changes in the Company’s internals controls over financial reporting during the Company’s second fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

The Company has no material legal proceedings against it or in process nor is management aware of any other legal proceedings or claims that the management believes will have, individually or in the aggregate, a material adverse effect.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

Unless otherwise noted, the following shares were issued to an accredited investor in a private transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

During the three month period ending June 30, 2007, in an effort to secure additional capital, the Company borrowed $105,600, represented by eleven promissory note agreements from three stockholders of the Company.  Each Note, together with interest accrued thereon at the rate of ten percent (10%) per annum, shall become due and payable in one lump sum on their anniversary dates in either 2007 or 2008. The Notes were issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

Item 3.

Defaults Upon Senior Securities.

None

Item 4.

Submission of Matters to a Vote of Security Holders.

No matters have been submitted to a vote of the securities holders during the current quarter.

Item 5.

Other Information.

None

Item 6.

Exhibits and Reports Filed on Form 8-K.

Exhibit

Title

Location

10.1	Share Surrender Agreement of Alec Stone, dated August 10, 2007 (incorporated herein by reference to Exhibit 10.1 to the August 14, 2007, 8-K)	August 14, 2007, 8-K

10.2	Share Surrender Agreement of Isaac Boutwell, dated August 10, 2007 (incorporated herein by reference to Exhibit 10.2 to the August 14, 2007, 8-K)	August 14, 2007, 8-K

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbannes-Oxley Act of 2002	Attached

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbannes-Oxley Act of 2002*	Attached

99.1

Press Release announcing that Alec Stone and Isaac Boutwell have surrendered 50% of their personal shareholdings to the Company’s treasury, dated August 13, 2007 (incorporated herein by reference to Exhibit 10.3 to the August 14, 2007, 8-K)

August 14, 2007, 8-K

99.2

Press Release announcing the installation of Norman L. Frohreich as a new member of the Board of Directors, dated August 13, 2007 (incorporated herein by reference to Exhibit 99.1 to the August 14, 2007, 8-K)

August 14, 2007, 8-K

* The Exhibit attached to this Form 10-QSB shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 20, 2007	FullCircle Registry, Inc.

	By:	/s/ Trent Oakley
Trent Oakley
President

18