Form 10QSB
period 2007-09-30
FULLCIRCLE REGISTRY INC
filed 2007-11-19
CIK 1127993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007
or

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

(502) 410-4500

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 85,732,320, AS OF OCTOBER 31,2007

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

	☐	Yes	☐	No
———————
Transitional Small Business Disclosure Format (check one):	☐	Yes	☒	No

FORM 10-QSB

FULLCIRCLE REGISTRY, INC.

INDEX

PART I.

Financial Information

Item 1.

Unaudited Financial Statements

3

Consolidated Balance Sheets for September 30, 2007 (Unaudited)

and December 31, 2006

4

Consolidated Statements of Operations (Unaudited) for the

Nine Months Ended September 30, 2007 and 2006 and the Three Months

Ended September 30, 2007 and 2006

5

Consolidated Statements of Cash Flows (Unaudited) for the

Nine Months Ended September 30, 2007 and 2006

6

Notes to Consolidated Financial Statements

8

Item 2.

Management’s Discussion and Analysis or Plan of Operation

10

Item 3.

Controls and Procedures

16

PART II.

Other Information

Item 1.

Legal Proceedings

17

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

17

Item 3.

Defaults Upon Senior Securities

17

Item 4.

Submission of Matters to a Vote of Security Holders

17

Item 5.

Other Information

17

Item 6.

Exhibits and Reports on Form 8-K

17

Signatures

18

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

In the opinion of management, the accompanying unaudited financial statements of FullCircle Registry, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB and Regulation S-B for the three month periods ended September 30, 2007.  The financial statements reflect, in the opinion of management, all adjustments which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods.

FullCircle Registry, Inc.

Consolidated Balance Sheets

ASSETS

	30-Sep	December 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS:
Cash	$1,986	$573
Accounts receivable	-	-

Total Current Assets	1,986	573

PROPERTY AND EQUIPMENT, NET	-	11,112

OTHER ASSETS:
Investments available for sale	-	-
Investment in AMPO II, Inc.	318,746	318,746

Total Other Assets	318,746	318,746

TOTAL ASSETS	$320,732	$330,431

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$110,314	$102,687
Accrued Interest	34,822	31,417
Accrued expenses	64,947	78,571
Current portion of long-term liabilities	353,564	268,139

Total Current Liabilities	563,647	480,814

LONG-TERM LIABILITIES:
Notes payable	145,000	165,176
Notes payable-related party	208,564	102,963
Capital lease payable	-	-
Less: current portion of long-term liabilities	(353,564)	(268,139)

Total Long Term Liabilities	-	-

Total Liabilities	563,647	480,814

STOCKHOLDERS' EQUITY (DEFICIENCY):
Preferred stock, authorized 5,000,000 shares of $.001 par value,
issued and outstanding 20,000	20	20
Common stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding 85,732,320 and 83,339,868 shares,
respectively	85,732	83,340
Additional paid in capital	6,801,362	6,777,239
Accumulated comprehensive income (loss)	-	-
Retained earnings (deficit)	(7,130,029)	(7,010,982)

Total Stockholders' Equity (Deficiency)	(242,915)	(150,383)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$320,732	$330,431

FullCircle Registry, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues	$61,845	$5,343	$66,004	$21,791

Cost of Sales	22,208	650	23,596	8,161

Gross Profit	39,637	4,693	42,408	13,630

Operating Expenses
Selling, General & Administrative	49,232	20,315	137,504	136,187

Total Operating Expenses	49,232	20,315	137,504	136,187

Operating Income (Loss)	(9,595)	(15,622)	(95,096)	(122,557)

Other Income (Expense)
Interest Income	-	-	-	-
Interest Expense	(5,445)	(7,486)	(23,951)	(24,436)

Total Other Income (Expense)	(5,445)	(7,486)	(23,951)	(24,436)

Net Income (Loss) from Continuing Operations	(15,040)	(23,108)	(119,047)	(146,993)

Discontinued Operations
Gain (loss) from Operations (Net of Income Tax)	-	-	-	-
Gain (loss) on Disposal (Net of Income Tax)	-	-	-	-

Total Gain (Loss) from Discontinued Operations	-	-	-	-

Net Income (Loss)	$(15,040)	$(23,108)	$(119,047)	$(146,993)

Net Income (Loss) Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	85,288,743	73,743,942	84,845,169	73,743,942

FullCircle Registry, Inc.

Consolidated Statements of Cash flows

(Unaudited)

	For the Nine Months Ended
	September	September
	2007	2006

Cash Flows from Operating Activities

Net Income (Loss) from Continuing Operations	$(119,047)	$(146,993)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depreciation & amortization	11,112	54,789
Stock issued for services	6,515	-
Change in Assets and Liabilities
(Increase) decrease in accounts receivable	-	-
(Increase) decrease in commission advances	-	-
Increase (decrease) in bank overdraft	-
Increase (decrease) in accrued interest	3,406	-
Increase (decrease) in accounts payable	7,627	(25,828)
Increase (decrease) in accrued expenses	(13,624)	(6,569)
Increase (decrease) in current portion- notes payable	-	47,576

Net Cash Provided(Used) by Operating Activities	(104,011)	(77,025)

Cash Flows from Investing Activities
Change in investments available for sale	-
Investment in AMPO II, Inc.	-	(93,900)
Purchase of software	-	-

Net Cash Provided (Used) by Investing Activities	-	(93,900)

Cash Flows from Financing Activities
Proceeds from notes payable	135,600	160,147
Payments for notes payable	(50,176)
Sale of Stock	20,000	-

Net Cash Provided(Used) by Financing Activities	105,424	160,147

Increase (Decrease) in Cash from Continuing Operations	1,413	(10,778)
Increase (Decrease) in Cash from Discontinued Operations	-	-

Net Increase (Decrease) in Cash	1,413	(10,778)

Cash and Cash Equivalents at Beginning of Period	573	19,244

Cash and Cash Equivalents at End of Period	$1,986	$8,466

FullCircle Registry, Inc.

Consolidated Statements of Cash flows- continued

(Unaudited)

	For the Nine Months Ended
	September	September
	2007	2006
Cash Paid For:
Interest	$20,546	$10,959
Income Taxes	$-	$-

Non-Cash Activities:
Accrued expenses and accounts payable forgiven by shareholders	$-	$-
Stock issued for notes payable and accrued interest	$20,000	$-
Stock issued for convertible debentures and accrued interest	$-	$-
Stock issued for services	$6,515	$-
Convertible debentures issued for services	$-	$-
Stock issued for technology	$-	$-
Stock issued for settlement of accounts payable	$-	$-
Sale of Subsidiary and Cancellation of Debt Exchanged for
Company's stock	$-	$-

FullCircle Registry, Inc.

Notes to Consolidated Financial Statements

NOTE 1.

FullCircle Registry, Inc. (the “Company”) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2007 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2006.

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

NOTE 3.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such Securities and Exchange Commission rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  The interim unaudited financial statements should be read in conjunction with the annual financial statements and accompanying notes.  Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for subsequent reporting periods.

NOTE 4.

The accompanying financial statements have been presented assuming the continuity of the Company as a going concern. However, the Company has incurred losses resulting in an accumulated deficit of approximately $7.1 million as of September 30, 2007.

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

Other Business Ventures:

In December of 2002, the Company acquired AskPhysician.com, Inc., a Florida corporation.  AskPhysician.com, Inc. operates a website whereby visitors can get basic medical information and, for a nominal fee, pose questions to board-certified physicians.  While this service does not replace traditional health care, it offers an efficient way to inform consumers of treatment options.  As of September 30, 2007, AskPhysicians.com is in development and we have not yet brought the website into full operation.

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

We did not expend any resources on AskPhysicians.com or Spoken Data in the quarter ending September 30, 2007.

In September of 2005, the Company entered into an agreement with AMPO II, Inc. (“AMPO II”), a Kentucky corporation.  The purchase agreement entered into between the Company and AMPO II states that the Company would issue 1,496,926 shares of FullCircle Registry, Inc. stock and pay up to $150,000 over a nine month period in exchange for fifty percent (50%) of the outstanding AMPO II stack.  The AMPO II shares received by the Company are 50% voting and 50% non-voting.  Under the agreement, the Company did not have any other obligation to AMPO II.  The Company will participate in AMPO II earnings only if a dividend or distribution is declared.  AMPO II was formed in 2004 to serve as a holding Company for prescription fulfillment and assistance programs and companies.

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

Phase one is currently in motion and new revenue has occurred in the September Quarter, generated from the Estate Planning products.

The Company has retained the services of Norman L. Frohreich, a business consultant who specializes in assisting small businesses improve profitability and assisting in turn-around projects. He has been retained to consult with Mr. Oakley to formulate the expansion of the new insurance business model and the growth of FullCircle Registry, Inc. It is Mr. Frohreich’s vision to launch an insurance agency merger acquisition plan in rural America.

It is the plan of the Company to merge with small insurance agencies with an exit plan. This will greatly enhance our ability to expand our client base.

FullCircle is in the process of bringing in working capital to cover the overheads to immediately launch the new business model.

Employees

The Company currently has four full-time independent contractors and six independent sales representatives.

Results of Operations

Revenue

Revenues during the three months ended September 30, 2007 were $61,845 with cost of sales of $22,208 yielding a gross profit of $39,637 compared to $5,343 in revenues for the same period in 2006 with a cost of sales of $650 and a gross profit of $4,693.  Revenues during the nine months ended September 30, 2007 were $66,004 with cost of sales of $23,596 yielding a gross profit of $42,408 compared to $21,791 in revenues for the same nine-month period in 2006 with a cost of sales of $8,161 and a gross profit of $13,630.

Operating expenses and other costs during the current three-month period ending September 30, 2007 were $49,232 resulting in an operating loss of $9,595 compared to the operating expenses of $20,315 for the three months ending September 30, 2006 with an operating loss of $15,622. Operating expenses and other costs during the current nine-month period ending September 30, 2007 were $137,504 resulting in an operating loss of $95,096 compared to the operating expenses of $136,187 for the same nine month period 2006 with an operating loss of $122,557.

Interest expense for the three months ending September 30, 2007 was $5,445 resulting in a net loss from continuing operations of $15,040.  By comparison, interest expense for the three months ending September 30, 2006 was $7,486 resulting in a net loss from continuing operations of $23,108. For the nine-month period ending September 30, 2007, the Company had an interest expense of $23,951 and recognized a net loss of $119,047.  For the nine months ending September 30, 2006, the Company had an interest expense of $24,436 and recognized a net loss of $146,993.

Liquidity and Capital Resources

As of September 30, 2007, the Company had assets in the amount of $320,732, compared to assets in the amount of $322,114 during the three months ending June 30, 2007 and $330,431 at December 31, 2006.  On September 30, 2007, the Company had current assets consisting of $1,986 in cash, $0 in accounts receivable, $0 in property and equipment, $0 of investments available for sale, and $318,746 in investment in AMPO II.  Total assets for the period ending June 30, 2007 consisted of $3,368 in cash, $0 in accounts receivable, $0 in property and equipment, $0 in investments available for sale, and $318,746 in investment in AMPO II.  Total assets as of year end December 31, 2006 consisted of $573 in cash, $0 in accounts receivable, $11,112 in property and equipment, $0 in investments available for sale, and $318,746 in investment in AMPO II.

On September 30, 2007, the Company had $563,647 in total liabilities.  Current liabilities include $110,314 in accounts payable, $34,822 in accrued interest, $64,947 in accrued expenses, and $353,564 in current portion of long-term liabilities.  Long-term liabilities include $145,000 in notes payable, $208,564 in notes payable to a related party, and $0 in capital lease payable.  By comparison, on June 30, 2007 the Company had $549,989 in total liabilities.  June 30, 2007 liabilities included $96,627 in accounts payable, $30,579 in accrued interest, $79,219 in accrued expenses, and $343,564 in current portion of long-term liabilities.  June 30, 2007 long-term liabilities included $145,000 in notes payable, $198,564 in notes payable to a related party, and $0 in capital lease payable.  Total liabilities as of December 31, 2006 were $480,814, which were comprised of $102,687 in accounts payable, $31,417 in accrued interest, $78,571 in accrued expenses, $268,139 current portion of long-term liabilities, $165,176 in notes payable, and $102,963 note payable to a related party, and $0 in capital lease payable.

Net cash used by operating activities for the nine month period ending September 30, 2007 was $104,011 compared to $77,025 used by the nine-month period ending September 30, 2006.  During the nine-month period ending September 30, 2007, $0 was used by investments, and $105,424 was provided by financing activities.  For the same period in 2006, $93,900 was used by investments, and $160,147 was provided from financing activities.

During the three month period ending September 30, 2007, in an effort to secure additional capital, the Company borrowed $10,000, represented by two promissory note agreements from two stockholders of the Company.  Each Note, together with interest accrued thereon at the rate of ten percent (10%) per annum, shall become due and payable in one lump sum on their anniversary dates in either 2007 or 2008. The Notes were issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

From February 2003 through April 2003, the Company conducted a private placement of $600,000 in convertible debentures and warrants to buy 1,800,000 shares of the Company’s common stock.  The debentures bear interest at 12% and mature one year from the date of issuance.  The debentures may be converted for either $0.75 per share or 50% of the average three lowest trading prices for our common stock during the 20 trading days before the conversion date, whichever is lower.  The warrants are exercisable until seven years from the date of issuance at a purchase price of $0.075.  In addition, the exercise price of the warrants will be adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of the warrant.  The full principal amount of the convertible debentures are due upon default under the terms of convertible debentures.  The investors hold a security interest in substantially all of our assets, intellectual property and registration rights with respect to the shares underlying the debentures and warrants.  As of September 30, 2007, none of the warrants have been exercised.

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

Except as otherwise disclosed herein, as of September 30, 2007, the Company had no capital commitments.  We are currently focused on increasing revenues from our registry operations and reducing debt through converting debentures and notes payable to common stock.  We may also seek funding from unencumbered securities purchases or from lenders offering favorable terms.  At this time, we have no contracts, agreements, or understandings for additional funding, nor can any assurance be given that we will be able to obtain this capital on acceptable terms, if at all.  In such an event, this may have a materially adverse effect on our business, operating results and financial condition.  If the need arises, we may offer a private placement or attempt to obtain funding through the use of various types of short term funding, loans or working capital financing arrangements from financial institutions.

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

The current expansion of the Company’s business demands that significant financial resources be raised to fund capital expenditures, working capital needs, debt service and the cash flow deficits expected to be generated over then next nine months by operating losses.  Current cash balances and the realization of accounts receivable will not be sufficient to fund the Company’s current business plan beyond the next three months.  Consequently, the Company is currently seeking convertible debt and/or additional equity financing in the aggregate amount of at least $1,000,000, to fund the Company’s expansion needs.  Management is currently negotiating with existing shareholders and other accredited investors in order to obtain working capital necessary to meet current and future obligations and commitments.  Management is confident that these efforts will produce financing to further the growth of the Company.  Nevertheless, there can be no assurance that the Company will be able to raise additional capital on satisfactory terms or at all.  In the event that the Company is unable to obtain capital on acceptable terms or in sufficient amounts, the impact thereof would have a material adverse impact on the Company’s business, operating results, and financial condition as well as its ability to service debt requirements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

During the three month period ending September 30, 2007, in an effort to secure additional capital, the Company borrowed $10,000, represented by two promissory note agreements from two stockholders of the Company.  Each Note, together with interest accrued thereon at the rate of ten percent (10%) per annum, shall become due and payable in one lump sum on their anniversary dates in either 2007 or 2008. The Notes were issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

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

Date: November 19, 2007	FullCircle Registry, Inc.

	By:	/s/ Trent Oakley
Trent Oakley
President

18