Form 10KSB
period 2007-12-31
FULLCIRCLE REGISTRY INC
filed 2008-05-13
CIK 1127993

OMB APPROVAL
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549	OMB Number: 3235-0420 Expires: April 30, 2009 Estimated average burden hours per response 1646

Form 10-KSB

(Mark One)

☒

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended

December 31, 2007

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                                               to _______________________

     Commission file number      333-51918

FULLCIRCLE REGISTRY, INC.
(Name of small business issuer in its charter)

Nevada	87-0653761
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

161 Alpine Drive, Shelbyville, Kentucky	40065
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (502) 410-4500

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

(Title of class)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

State issuer's revenues for its most recent fiscal year.  $67,303

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$2,224,493 based on 52,341,027 shares of common stock at $0.0425 per share

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 71,696,906 Class A common shares and 20,000 Class A preferred shares as of December 31, 2007

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes ☐ ; No ☒

PART I

ITEM 1.  Description of Business.

History:

Our initial business began in 2000, with the formation of FullCircle Registry, Inc.  We were initially a technology-based business that provided emergency document and information retrieval services.  Our service included, providing customers with secure storage and immediate access to their critical medical records, legal documents (living wills, powers of attorney, “do not resuscitate” orders, etc.), and emergency contact information.  The system was designed to allow medical personnel to quickly obtain critical information.  We provided these services directly to subscribers and through strategic alliances with health care providers.

Our Business:

In December 2006, our Directors unanimously consented that the Company should become an insurance agency. An application for a business entity license was submitted to the Department of Insurance in the Commonwealth of Kentucky. On February 27, 2007, a business entity license for Life and Health was issued to the Company. After March 1, 2007, appointment applications were submitted to various carriers and brokerage agencies.

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

Our Strategy: Independent Insurance Agency Acquisitions

One significant aspect of our new focus and direction is our ability to generate new prospects and clients. One immediate opportunity will be marketing insurance products to existing clients of a Louisville area attorney who is also a licensed insurance agent.  We expect to partner up with other local attorneys to expand this product offering.

We have retained the services of Norman L. Frohreich, a business consultant who specializes in assisting small businesses improve profitability and assisting in turn-around projects. He has been retained to formulate and direct the expansion of the new insurance business model and the growth of FullCircle Registry, Inc. It is Mr. Frohreich’s vision to emulate the H&R Block and Edward Jones business models and launch an insurance agency acquisition plan in rural America. Thus, we will expand the business model to include markets outside the greater Louisville area.

It is our plan to acquire, or otherwise merge with, these small insurance agencies with a five-year exit plan as well as offer shares of FullCircle Registry, Inc. to these agency owners to give them the ability to exit their business with the potential to meet or exceed the value of their business.

The target model for an insurance agency acquisition is:

1.

Agency in a town with a population less than 40,000.

2.

Agency that has gross revenues of $50,000 to $150,000.

3.

Agency owner that is over the age of 55.

Our research suggests that these smaller agencies are not targets for acquisition by larger companies, and, therefore, their individual owners have no exit strategy.

We are planning on moving cautiously initially. We have only 10 agencies targeted for purchase during the first six months after funding is available. We will need ample time to develop the infrastructure and to train the individuals to manage these agencies once acquired. We expect that some of the owners will continue to work and will phase out over time; others will want to exit immediately. We will have to be flexible to move as needed as each situation emerges.

We have several strong licensed insurance industry veterans to provide the training and leadership for this task. We have the space in our corporate office to establish a training center for our initial needs. We initially expect to operate in just a five state area: Kentucky, Indiana, Illinois, Ohio and Tennessee. Once the model is developed and operating, we expect to move into other regional offices so that we can service these agencies from a close proximity. We believe we can operate up to 25 agencies per regional office.

Once the Agencies are acquired, we will begin the process of adding our products to their portfolios and services. We expect to receive additional income from our other core products.

We expect to receive assistance from our major insurance company partners—many have already indicated they are aware of agent-owners who are looking for exit strategies. Research shows that the average age of the owners of the independent insurance agencies in our country is 53 years old.   Our information suggests that over 20% of the agencies nationally (over 125,000 agency owners) have no exit plan.  Like other businesses, the independent insurance agents of rural America are having a problem “selling” their books of business.  Many major insurance companies are beginning to acquire larger agencies but the smaller rural agencies are being passed over.  Our goal is to merge with hundreds of these agencies over the next several years. We have already been in contact with a number of agencies that are looking for an exit plan.

We believe we are well positioned for significant growth and have a multi-faceted growth strategy that builds on our new client relationships, insurance products, brands and integral role in the insurance and estate planning process. The number, diversity and sophistication of the insurance products available in the insurance marketplace have grown significantly in recent years. Our clients increasingly require sophisticated insurance and estate planning services such as ours to support their complex needs.

We are developing our plans and infrastructure.  Initial plans for our FullCircle wheel products and services that are in development are; Medicare services, ENC, Prescriptions, Estate planning, Life insurance, Health insurance (Group and Individual), Auto and Home insurance, and Medical Record Storage.  We have identified and engaged talent with expertise in all areas except Auto and Home Insurance. As our name, “FullCircle,” implies, we intend to become a full service, one-stop shop for all insurance and financial planning for our clients.

We have selected two Vice Presidents to manage our Agency acquisition and Agency management functions.

We will continue recruiting independent licensed agents.  We feel that we have a very unique recruiting proposition when it comes to obtaining quality agents for the company.  We will be able to offer attractive commission rates while giving the agent the opportunity for ownership in the company through a company stock incentive plan. This ownership by the agent will also help serve as retention tool in an industry where turnover is the norm.

Upon the completion of funding our SB-1 offering we will proceed with the agency mergers.  We have been engaged in discussions and preliminary audits of agencies.

One significant aspect of our new focus and direction is our ability to generate new prospects and clients. One immediate opportunity will be marketing insurance products to existing clients of a Louisville area attorney who is also a licensed insurance agent.  We expect to partner up with other local attorneys to expand this product offering.

Phase one is currently in motion and new revenue has occurred in 2007, generated from the Estate Planning products.

FullCircle is in the process of bringing in working capital to cover the overheads to immediately launch the new business model.

Other Business Ventures:

In December of 2002, the Company acquired AskPhysician.com, Inc., a Florida corporation. AskPhysician.com, Inc. operates a website whereby visitors can get basic medical information and, for a nominal fee, pose questions to board-certified physicians.  While this service does not replace traditional health care, it offers an efficient way to inform consumers of treatment options.  As of December 31, 2007, AskPhysicians.com is in our future plans and are planned to be part of our FullCircle of services but we have not yet brought the website into operation.

Spoken Data is another product that is currently under development.  Spoken Data is a text-to-voice service that will allow emergency personnel to access medical information in the event of an emergency.  Medical conditions, drug allergies, blood type, family contact information, current medications or any other pertinent information can be made available via telephone to assist emergency personnel in their efforts to treat our subscribers.  We did not expend any resources on AskPhysicians.com or Spoken Data in the year ending December 31, 2007.

In September of 2005, the Company entered into an agreement with AMPO II, Inc. (“AMPO II”), a Kentucky corporation.  The purchase agreement entered into between the Company and AMPO II states that the Company would issue 1,496,926 shares of FullCircle Registry, Inc. stock and pay up to $150,000 over a nine-month period in exchange for fifty percent (50%) of the outstanding AMPO II stock.  The AMPO II shares received by the Company are 50% voting and 50% non-voting.  Under the agreement, the Company did not have any other obligation to AMPO II. AMPO II was formed in 2004 to serve as a holding Company for prescription fulfillment and assistance programs and companies.  It is planned to utilize the AMPO II vehicle to be part of our prescription spoke in the FullCircle wheel of services. We have plans to begin to utilize this large data base and capability.  These plans are predicated on the successful funding of our SB-1.

Due to the loss of the GE Benefits program in 2006 AMPO II moved into the FullCircle offices in September 2006 and continued to maintain their large database of their prescription drug customers for access and future use by FullCircle.   In 2007 in return for the use of the FullCircle office space AMPO II has turned over all residual revenues.

ENC “Emergency Notification Company” is another wholly owned product. ENC is a product being marketed through automotive Dealers and RV Dealers to provide connections to medical information and family if a medical emergency occurs away from home.  ENC is a new concept to the industry, but the core value of this enterprise is the leads generation ability this product provides. Each purchaser of the ENC product provides names and addresses of friends and family to be contacted in case of emergency, and in turn, these names provide a prospective customer database for our Auto Dealers and RV Dealers. The customer receives five years of emergency services coverage with the initial contract.  The ENC product will be another product for our FullCircle of services.  We are also developing plans to enter into arrangements with RV Industry Manufacturers and RV Dealers to provide this product service to their customers.

Employees:

The Company currently has five full-time independent contractors and six independent sales representatives.

ITEM 2. Description of Property

Our principal executive offices are located at 161 Alpine Drive, Shelbyville, KY 40165. Our telephone number is 502-410-4500.

The facility consists of approximately 1,200 square feet of office space, leased for $750 per month.

Our original lease expired on September 15, 2007 and due to high vacancies in the area we have elected to maintain a verbal month-to-month agreement.  We will need to find additional office space once our new plans are funded.

ITEM 3.  Legal Proceedings.

The Company has no material legal proceedings against it or in process nor is management aware of any other legal proceedings or claims that the management believes will have, individually or in the aggregate, a material adverse effect.

ITEM 4.  Submission of Matters to a Vote of the Shareholders.

No matters were submitted to security holders to be voted upon during the year ending December 31, 2007.

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters.

	High	Low	Quarter End Close
2007
First Quarter	.02	.009	.017
Second Quarter	.045	.011	.043
Third Quarter	.08	.03	.06
Fourth Quarter	.06	.02	.05

2006
First Quarter	.06	.017	.03
Second Quarter	.07	.023	.035
Third Quarter	.035	.01	.012
Fourth Quarter	.03	.01	.014

The above quotations are as reported at www.aolfinance.com. These quotations do not represent actual transactions.

Unregistered Sales of Equity Securities and Use of Proceeds.

Unless otherwise noted, the following shares were issued to an accredited investor in a private transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

During the twelve month period ending December, 2007, in an effort to secure additional operating capital, and to pay down accounts payable and notes payable, the Company borrowed $185,600, represented by promissory note agreements from major stockholders of the Company. Each Note, together with interest accrued thereon at the rate of ten percent (10%) per annum, shall become due and payable in one lump sum on their anniversary dates in 2008. The Notes were issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.  Two of the notes that were issued to new investors on February 13, 2007 for $20,000 and were immediately converted into shares.

During the twelve-month period ending December 31, 2007, the $10,000 balance of a $20,000 note written in 2006 was converted into shares and a note for $50,176 written on February 17, 2006, along with interest due was paid.

In June 2006 we issued 9,447,926 shares of common stock at $0.035 per share.  1,538,000 shares were issued for services and 7,909,926 were issued for notes payable.

In November 2006, we issued 148,000 shares of common stock at $0.01 per share for services.

Defaults Upon Senior Securities.

None

ITEM 6.  Management’s Discussion and Analysis or Plan of Operation.

Results of Operations

Revenue:

Revenues during the twelve months ended December 31, 2007 were $67,303 with cost of sales of $46,319 yielding a gross profit of $20,984 compared to 25,067 in revenues for the same period in 2006 with a cost of sales of $9,007 and a gross profit of $16,060.

Operating expenses and other costs during the twelve-month period ending December 31, 2007 were $108,706 resulting in an operating loss of $87,722 compared to the operating expenses of $362,606 for the twelve months ending December 31, 2006 with an operating loss of $346,546.

Interest expense for the twelve months ending December 31, 2007 was $38,194 resulting in a net loss from continuing operations of $81,797.  By comparison, interest expense for the twelve months ending December 31, 2006 was $22,423 resulting in a net loss from continuing operations of $339,955.

Late in 2007 Insurance sales revenue began to come in as a result of our transition into the insurance business.  The accounting process; revenue recognition, cost of sales, gross profit and operating expenses will fluctuate as we continue to evolve as an insurance agency.

We have expended considerable time and expenses working life insurance policies and group health insurance policies that should begin to show revenues in 2008.

Liquidity and Capital Resources:

As of December 31, 2007, the Company had assets in the amount of $378,814, compared to assets in the amount of $330,431 at December 31, 2006.

On December 31, 2007, the Company had current assets consisting of $10,068 in cash, and $368,746  in  a customer database that was assigned to us from AMPOII, Inc.

Total assets as of year-end December 31, 2006 consisted of $573 in cash, $11,112 in property and equipment, and $318,746 in investment in AMPO II.

On December 31, 2007, the Company had $564,158 in total liabilities.  Current liabilities included $71,270 in accounts payable, $49,065 in accrued interest, $20,259 in accrued expenses, and $423,563 in current note payable liabilities.  Current note payable liabilities include $115,000 in notes payable, and $308,563 in notes payable to related parties.

By comparison, on December 31, 2006 the Company had $480,814 in total liabilities. On December 31, 2006 liabilities included $102,687 in accounts payable, $31,417 in accrued interest, $78,571 in accrued expenses, and $268,139 in current note payable liabilities. December 31, 2006 liabilities included $165,176 in notes payable, $102,963 in notes payable to a related party.

Net cash used by operating activities for the twelve-month period ending December 31, 2007 was $125,929 compared to $55,226 used in the twelve-month period ending December 31, 2006.  During the twelve-month period ending December 31, 2007, $0 was used by investing activities, and $135,424 was provided by financing activities.  For the same period in 2006, $80,176 was provided by financing activities, and $43,621 was used by investing activities.

During the twelve month period ending December 31, 2007, in an effort to secure additional operating capital, and to pay down accounts payable and notes payable, the Company borrowed $185,600, represented by promissory note agreements from major stockholders of the Company.  Each Note, together with interest accrued thereon at the rate of ten percent (10%) per annum, shall become due and payable in one lump sum on their anniversary dates in 2008 or 2009. The Notes were issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.  In addition two notes were issued to new investors on February 13, 2007 for $20,000 and were immediately converted into shares.

During the twelve month period ending December 31, 2007 the $10,000 balance of a $20,000 note written in 2006 was converted into shares and a note for $50,176 written on February 17, 2006, plus interest of $7,145 was paid.

From February 2003 through April 2003, the Company conducted a private placement of $600,000 in convertible debentures and warrants to buy 1,800,000 shares of the Company’s common stock.  The debentures bear interest at 12% and mature one year from the date of issuance.  The debentures may be converted for either $0.75 per share or 50% of the average three lowest trading prices for our common stock during the 20 trading days before the conversion date, whichever is lower.  The warrants are exercisable until seven years from the date of issuance at a purchase price of $0.075.  In addition, the exercise price of the warrants will be adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of the warrant.  The full principal amount of the convertible debentures is due upon default under the terms of convertible debentures.  The investors hold a security interest in substantially all of our assets, intellectual property and registration rights with respect to the shares underlying the debentures and warrants.

During 2003, the Company negotiated to reduce these convertible debentures and warrants through issuances of common stock.  Through December 31, 2003 the Company continued to reduce notes payable, convertible debentures and associated interest.  During 2003, the Company issued stock for the conversion of debentures and related interest.  Through the twelve months ended December 31, 2004, we settled $203,015 in notes payable and $369,307 in convertible debentures through the issuance of stock.  In November 2003, the Company defaulted on the convertible debenture agreement and a new note was signed pursuant to a settlement agreement.  The balance of the new note was $345,533 at December 31, 2003 and was due in November 2004.  We settled the outstanding balance of the convertible debentures and warrants for $150,000 prior to November 2004 and have negotiated the retirement of the warrants.  They were cancelled in 2007.

Except as otherwise disclosed herein, as of December 31, 2007, the Company had no capital commitments.  We are currently focused on increasing revenues from our insurance agency operations and reducing debt through converting debentures and notes payable to common stock.  We may also seek funding from unencumbered securities purchases or from lenders offering favorable terms.  At this time, we have no contracts, agreements, or understandings for additional funding, nor can any assurance be given that we will be able to obtain this capital on acceptable terms, if at all.  In such an event, this may have a materially adverse effect on our business, operating results and financial condition.  If the need arises, we may offer a private placement or attempt to obtain funding through the use of various types of short term funding, loans or working capital financing arrangements from financial institutions and or shareholders.

Factors That May Impact Future Results:

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

Forward-Looking Statements:

Where this Form 10-KSB includes “forward-looking” statements within the meaning of Section 27A of the Securities Act, we desire to take advantage of the “safe harbor” provisions thereof. Therefore, FullCircle is including this statement for the express purpose of availing itself of the protections of such safe harbor provisions with respect to all of such forward-looking statements. The forward-looking statements in this Form 10-KSB reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. In this Form 10-KSB, the words “anticipates,” “believes,” “expects,” “intends,” “future” and similar expressions identify forward-looking statements. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

Some of the matters discussed in this “Management's Discussion and Analysis or Plan of Operations,” and elsewhere in this annual report on Form 10-KSB include forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events, including, among other things:

•

Attracting immediate financing;

•

Delivering a quality product that meets customer expectations;

•

Obtaining and expanding market acceptance of the products we offer; and

•

Competition in our market.

Code of Ethics

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller.  Our Code of Ethics was included as an exhibit to our annual report on Form 10-KSB for the year ended December 31, 2004.

ITEM 7.  Financial Statements.

The financial statements of the Company and notes thereto appear on page F-1 and are incorporated herein by reference.

ITEM 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 8A.  Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2007.

Our internal controls over financial reporting are designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets.

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management’s Report on Internal Control Over Financial Reporting.

Our Chief Executive Officer, who also acts in the capacity of principal financial officer, is responsible to design or supervise a process to be effected by our board of directors that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The policies and procedures include:

•

Maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of assets,

•

Reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and

•

Reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

For the year ended December 31, 2007, our management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” issued in 1992, to evaluate the effectiveness of our internal control over financial reporting and based upon that framework management has determined that our internal control over financial reporting is effective.

Our management has also determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this annual report.

ITEM 8B.  Other Information.

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter, 2007 has been disclosed.  We are building the business model and as soon as relevant information on our progress becomes available we will issue the necessary Forms 8-K and issue press releases.

PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name

Age

Positions

Since

Isaac Boutwell

75

Chairman of the Board

2002

David E. Allen

54

Director

2003

Norman Frohreich

65

Director, President, CEO/CFO

2007

Trent Oakley

49

Executive Vice President (Previous CEO/CFO)

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

Norman L. Frohreich, President and CEO/CFO and Director.

Mr. Frohreich owns and operates his own consulting firm providing services to the business community.  Frohreich has participated in start up or turn-around assignments with many companies in the past 35 years.  In addition, Frohreich currently consults with recreation vehicle manufacturers and dealerships in the United States.  Frohreich holds a degree in Economics from Purdue University with emphasis in financial management.

Trent Oakley, Executive Vice President.

Mr. Oakley was the Chief Executive Officer from January 2006 until December 2007.  Mr. Oakley was the Chief Financial Officer of FullCircle from 2003 until December 2007.   Prior to joining FullCircle, Mr. Oakley was an independent marketing agent and sales manager for 10 years, contracting his services to various insurance companies including Transamerica Life, American United Life, and Guarantee Reserve Life. Mr. Oakley has also been a sales manager with John Hancock Financial Services from 1985 to 1992 and a marketing representative with Prudential Financial Services from 1993 to 1995.

ITEM 10.  Executive Compensation.

Compensation of Directors

None.

Compensation of Officers

The following table lists the compensation received by our former and current officers over the last two years.

SUMMARY COMPENSATION TABLE

Summary Compensation Table for 2007 and 2006

Name	Position	Year	Salary	Stock	Other	Total

Isaac Boutwell	Chairman	2007	0	0	0	0

Isaac Boutwell	Director	2006	0	0	0	0

Norman Frohreich	CEO/CFO/Dir	2007	0	0	0	0

Trent Oakley	CEO/CFO	2007	30,000	5,200*	22,426.45**	57,626.45

Trent Oakley	CEO/CFO	2006	27,500	5,800*	0	33,300.00

* Trent Oakley was compensated with 160,000 restricted shares of common stock in 2007 and 240,000 restricted shares of stock in 2006.  The value of the shares is the closing price of the stock on the day they were issued.

** Trent Oakley received commissions on his insurance sales in 2007.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of December 31, 2007, the name and shareholdings of each person known to us that either directly or beneficially holds more than 5% of our 71,696,906 issued and outstanding shares of common stock, par value $.001.  The table also lists the name and shareholdings of each director and of all officers and directors as a group.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Number of Shares

Name and Address

Title of Class

Beneficially Owned

% of Shares

Isaac Boutwell (1)(3)

1815 Cann School Lane

East View, KY 42732

Common

10,199,835

14.23%

Alec Stone (5)

830 Lawrence St.

Brandenburg, KY 40108

Common

4,581,579

 6.39%

Norman Frohreich (1)(2)(6)

1014 Hidden Meadow Ln.

Middlebury, IN 46540

Common

2,931,240

 4.08%

Trent Oakley (2)

8210 Smithtown Rd.

Louisville, KY 40218

Common

1,261,672

1.75%

David E. Allen (1)

5350 Stiles Rd.

Howardstown, KY 40051

Common

102,967

0.14%

All Executive Officers,

Directors and major

Shareholderas a group

(5persons)

Common

19,077,313

26.60%

(1)

Director

(2)

Officer

(3)

Includes 390,000 shares attributable to Isaac Boutwell’s family members

(4)

Includes 1,703 shares attributable to Trent Oakley’s family members

(5)

Stockholder with over 5% of the outstanding shares

(6)

Includes 2,798,940 shares attributable to family members of Norman Frohreich.

ITEM 12.  Certain Relationships and Related Transactions.

The Company has notes payable due to a former director of $67,964 as of December 31, 2007.

ITEM 13.  Exhibits.

Exhibit Number	Title	Location

3(i)	Articles of Incorporation*	Form 10-SB filed 2/15/00

3(ii)	Bylaws*	Form 10-SB filed 2/15/00

14	Code of Ethics*	Form 10-KSB for the Period
Ended December 31, 2004

31	Certification of the Chief Executive Officer and	Attached
Chief Financial Officer pursuant to Section 302
of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and	Attached
Chief Financial Officer pursuant to U.S.C. Section
1350 as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002**

*  Incorporated by reference.

** The Exhibit attached to this Form 10-QSB shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise set forth by specific reference in such filing.

ITEM 14.  Principal Accountant Fees and Services

Accounting, Audit and Legal Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of FullCircle’s annual financial statement and review of financial statements included in FullCircle’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $31,068 for fiscal year ended 2007 and $16,814 for fiscal year ended 2006.  Legal services for compliance with statutory and regulatory filings or engagements were $13,610 for fiscal year ended 2007 and $5,900 for fiscal year ended 2006.

Audit-Related Fees

There were no fees for other audit related services for fiscal years ended 2007 and 2006.

Tax Fees

There were no fees for tax compliance, tax advice and tax planning for the fiscal years 2007 and 2006.

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

Date:  May 12, 2008

FullCircle Registry, Inc.

    By:  /s/ Norman L. Frohreich

    Norman L. Frohreich

    President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  May 12, 2008

By: /s/ Issac Boutwell

Isaac Boutwell

Director

Date:  May 12, 2008

By: /s/ David E. Allen

David E. Allen

Director

Date:   May 12, 2008

By: /s/ Norman L. Frohreich

Normal L. Frohreich

Director

FullCircle Registry, Inc.

Financial Statements for the Period Ended

December 31, 2007

In the opinion of management, the accompanying financial statements of FullCircle Registry, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-KSB and Regulation S-B for the twelve month periods ended December 31, 2007.  The financial statements reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNITNG FIRM

To the Board of Directors and Shareholders of

FullCircle Registry, Inc.

We have audited the accompanying consolidated balance sheets of FullCircle Registry, Inc. (a Nevada Corporation) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the PCAOB (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FullCircle Registry, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of its operations and cash flows for the periods then ended in conformity with, accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that FullCircle Registry, Inc. will continue as a going concern.  As discussed in Note 3 to the financial statements, FullCircle Registry, Inc. has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC

Bountiful, Utah

May 8, 2008

FullCircle Registry, Inc.

Consolidated Balance Sheets

ASSETS

	December 31, 2007	December 31, 2006

CURRENT ASSETS:
Cash	$10,068	$573

Total Current Assets	10,068	573

PROPERTY AND EQUIPMENT, NET	-	11,112

OTHER ASSETS:
Customer database	368,746	318,746

Total Other Assets	368,746	318,746

TOTAL ASSETS	$378,814	$330,431

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.

Consolidated Balance Sheets (continued)

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	December 31, 2007	December 31, 2006
CURRENT LIABILITIES:
Accounts payable	$71,270	$102,687
Accrued Interest	49,065	31,417
Accrued expenses	20,259	78,571
Notes payable	115,000	165,176
Notes payable-related party	308,563	102,963
Total Current Liabilities	564,158	480,814
Total Liabilities	564,158	480,814

STOCKHOLDERS' (DEFICIT):
Preferred stock, authorized 5,000,000 shares of $.001 par value, issued and outstanding 20,000	20	20
Common stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding 71,696,906 and 83,339,868 shares, respectively	71,698	83,340
Additional paid in capital	6,835,717	6,777,239
Accumulated (deficit)	(7,092,779)	(7,010,982)
Total Stockholders' (Deficit)	(185,344)	(150,383)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$378,814	$330,431

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.

Consolidated Statements of Operations

	For the Twelve Months Ended
	December 31,
	2007	2006
Revenues	$67,303	$25,067
Cost of Sales	46,319	9,007
Gross Profit	20,984	16,060

Operating Expenses
Selling, General & Administrative	108,706	362,606
Total Operating Expenses	108,706	362,606

Operating Income (Loss)	(87,722)	(346,546)

Other Income (Expense)
Gain on Settlement of accounts payable	22,144	40,085
Income from Settlement of Litigation	21,975	-
Bad Debt Expense		(11,071)
Interest Expense	(38,194)	(22,423)
Total Other Income (Expense)	5,925	6,591

Net Income (Loss) from Continuing Operations before income tax.	(81,797)	(339,955)
Income Tax Expense	-	-
Net (Loss)	$(81,797)	$(339,955)
Net basic and fully diluted earnings per share: (Loss)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	84,395,983	83,339,868

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.

Consolidated Statements of Cash flow

	For the Twelve Months Ended
	December 31	December 31
	2007	2006
Cash Flows from Operating Activities
Net (Loss)	$(81,797)	$(339,955)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depreciation & amortization	11,112	71,816
Stock issued for services	16,835	185,538
Stock issued for debt		173,998
Gain on settlement of accounts payable	(22,144)	(40,085)
Change in Assets and Liabilities
(Increase) decrease in accounts receivable	-	11,071
Increase (decrease) in accrued interest	17,648	(18,687)
Increase (decrease) in accounts payable	(9,273)	(20,171)
Increase (decrease) in accrued expenses	(58,310)	50,104
Increase (decrease) in current portion- notes payable		(128,855)
Net Cash Provided(Used) by Operating Activities	(125,929)	(55,226)

Cash Flows from Investing Activities
Proceeds from sale of investments	-	50,279
Investment in AMPO II, Inc.	-	(93,900)
Net Cash Provided (Used) by Investing Activities	-	(43,621)

Cash Flows from Financing Activities
Proceeds from notes payable related party	165,600	80,176
Proceeds from notes payable from un-related party	20,000	-
Payments for notes payable to un-related party	(50,176)	-
Net Cash Provided (Used) by Financing Activities	135,424	80,176

Net Increase (Decrease) in Cash	9,495	(18,671)

Cash and Cash Equivalents at Beginning of Period	573	19,244

Cash and Cash Equivalents at End of Period	$10,068	$573

FullCircle Registry, Inc.

Consolidated Statements of Cash flow (continued)

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid For:
Interest	$19,344	$4,267
Income Taxes	$-	$-

Non-Cash Transactions:
Stock issued for notes payable and related accrued interest.	$30,000	$173,998
Stock issued for services	$16,835	$185,538

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income

For the Period January 1, 2006 through December 31, 2007

	Preferred Stock		Common Stock		Additional Paid In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Amount
Balance, January 1, 2006	20,000	20			6,454,678	(6,671,027)	(67,471)
2006 stock issued for services	-	-	9,595926	9,596	322,561	-
Record realized gain on sale of investments	-	-	-	-	-	-	67,471
Net Income (loss) for the year ended December 31, 2006	-	-	-	-	-	(339,955)	-
Balance December 31, 2006	20,000	20	83,339,868	83,341	6,777,239	(7,010,982)	-
Stock issued for conversion of notes payable at .01 per share	-	-	2,000,000	2,000	18,000	-	-
Stock issued for conversion of notes payable at .02 per share	-	-	500000	500	9500	-	-
Stock issued for services	-	-	538,452	538	16,297	-	-
Shares returned and cancelled by shareholders	-	-	(14,681,414)	(14,681)	14,681	-	-
Net Loss for the year ended 12/31/07	-	-	-	-	-	(81,797)	-
Balance at December 31, 2007	20,000	20	71,696,906	71,698	6,835,717	(7,092,779)	-

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.

For Year Ending December 31, 2007 and December 31, 2006

Notes to Consolidated Financial Statements

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

a.  Organization

FullCircle Registry, Inc. (the Company), formerly Excel Publishing, Inc., (Excel) was incorporated on June 7, 2000 in the State of Nevada.  On April 10, 2002, the Company merged with FullCircle Registry, Inc. a private Delaware corporation (FullCircle).  Per the terms of the agreement, Excel agreed to deliver 12,000,000 shares of the Company’s common stock to the shareholders of FullCircle in exchange for 100% of FullCircle’s shares.  The merger was treated as a reverse merger with FullCircle being the accounting acquirer; therefore, all historical financial information prior to the acquisition date is that of FullCircle. Pursuant to the merger, the Company changed its name from Excel Publishing, Inc. to FullCircle Registry, Inc.

FullCircle Registry, Inc., was incorporated as WillRequest.com, Inc. under the laws of the State of Delaware on January 20, 2000.  In July 2000, the Company changed its name from WillRequest.com, Inc. toFullCircle Registry, Inc.  The Company was formed to provide a digital safe deposit box for vital medical and legal information of its customers.  The Company is currently focusing on raising capital to develop its operations

In July of 2002, the Company issued 75,000 shares of common stock to acquire 100% of the shares of Electronic Luminescent Technologies, Inc. (“ELTI”) a Florida Corporation. ELTI was in possession of a license agreement for a “Bicycle Illumination System”. Subsequent to the merger, ELTI transferred its interest in the license for 1,000,000 shares (a 10% interest) in GloTech Industries. GloTech was merged into Inter-Asia and the stock of Inter-Asia was sold in 2006 for cash to cover expenses.

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

On December 20, 2002, the Company issued 462,000 shares of common stock for all of the issued and outstanding shares of AskPhysicians.com, Inc. (APC), a Florida corporation.  APC possesses a website where the public can ask questions of a physician and receive online advice.

b.  Accounting Method & Revenue Recognition

FullCircle Registry, Inc.

For Year Ending December 31, 2007 and December 31, 2006

Notes to Consolidated Financial Statements

The Company's policy is to use the accrual method of accounting to prepare and present financial statements, which conform to generally accepted accounting principles (“GAAP”). The Company recognizes income and expenses on the accrual basis of accounting. Revenue is recognized for the performance of providing goods, services, or other rights to customers. When evidenced by an arrangement of a purchase order or contract, delivery has occurred of a service, and collection of funds has occurred, revenue is recognized at that time on the records of the company.  The Company has chosen a fiscal year end of December 31.

Insurance sales, especially larger life insurance and estate planning events require considerable investment in time and expenses to convert this work into commissionable sales.  We have many policies in motion and prospects in motion but in many instances the time from the initial contact to the completion of the sale to the funding of the commission may take three to six months before revenues can be recognized.  Medical exams, underwriting reviews and policy audits are time consuming.  Once policies are approved there is a two week to four week delay in receiving funds.

c.  Capital Structure

In accordance with Statement of Financial Accounting Standards No. 129, “Disclosure of Information about Capital Structure,” the Company’s capital structure is as follows:

Preferred stock, authorized 5,000,000 shares of $.001 par value, issued and outstanding 20,000.  The preferred shares have no voting rights.  There is no publicly traded market for our preferred shares.

Common stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding 71,696,906 on December 31, 2007 and 85,732,320 shares on December 31, 2006.  The common stock has one vote per share.  The common stock is trades on the OTCBB under the symbol FLCR.

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

d.  Earnings (Loss) Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the consolidated financial statements.

FullCircle Registry, Inc.

For Year Ending December 31, 2007 and December 31, 2006

Notes to Consolidated Financial Statements

As of December 31,

	2007	2006

Numerator – loss	$(81,797)	$(339,955)

Denominator - weighted average
of shares outstanding	84,395,983	83,339,868

Loss per share	$(0.00)	$(0.00)

Outstanding common stock warrants of 18,000,000 have not been considered in the fully diluted loss per share calculation for the year ended December 31, 2006 due to their anti-dilutive effect.  The warrants were not included in the December 31, 2007 calculation because all warrants were cancelled during the year ended December 31, 2007.  As such, the Company had no common stock equivalents.

e.  Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

f.  Provision for Income Taxes

We have adopted FASB 109 to account for income taxes. We currently have no issues, which create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years, but due to the uncertainty as to the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate.

No provision for income taxes has been recorded due to net operating loss carry-forwards totaling approximately $7,010,982 that may be offset against future taxable income.  These NOL carry-forwards begin to expire in the year 2020.  No tax benefit will be recorded until the Company generates taxable income.

Deferred tax assets and the valuation account is as follows at December 31, 2007 and 2006:

FullCircle Registry, Inc.

For Year Ending December 31, 2007 and December 31, 2006

Notes to Consolidated Financial Statements

As of December 31,

	2007	2006

Deferred tax asset:
NOL carryforward	$2,383,000	$2,268,000

Valuation allowance	$(2,383,000)	$(2,268,000)

Total	$-	$-

The components of current income tax expense as of December 31, 2007 and 2006 respectively are as follows:

As of December 31,

	2007	2006

Current federal tax expense	-	-

Current state tax expense	-	-

Change in NOL benefits	$115,000	$92,000

Change in valuation allowance	(115,000)	(92,000)

g.  Use of Estimates in the Preparation of Consolidated Financial Statements

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

h.  Property and Equipment

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

FullCircle Registry, Inc.

For Year Ending December 31, 2007 and December 31, 2006

Notes to Consolidated Financial Statements

The provision for depreciation is calculated using the straight-line method over the estimated useful lives of the assets.  Depreciation expense for the periods ended December 31, 2007 and 2006 is $11,112 and $71,816 respectively.

i.  Principles of Consolidation

For the years ended December 31, 2007 and 2006, the consolidated financial statements include the books and records of FullCircle Registry, Inc., Electronic Luminescent Technologies, Inc., Spoken Data Technologies and AskPhysicians.com, Inc. All inter-company transactions and accounts have been eliminated in the consolidation. Electronic Luminescent Technologies was merged with Inter-Asia and the stock was sold in 2006.

j.  Fair Value of Financial Instruments

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

k.  Concentration of Risk

Financial instruments which potentially subject the Company to concentrations of credit risk are cash and marketable securities. The Company places its cash with financial institutions deemed by management to be of high credit quality. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. All of the Company’s investment in marketable securities are considered “available-for-sale” and are carried at their fair value, with unrealized gains and losses (net of income taxes) that are temporary in nature recorded in accumulated other comprehensive income (loss) in the accompanying balance sheets. The fair values of the Company’s investments in marketable securities are determined based on market quotations.

l.  Long-Lived Assets

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

FullCircle Registry, Inc.

For Year Ending December 31, 2007 and December 31, 2006

Notes to Consolidated Financial Statements

During the years ended December 31, 2007 and 2006, the Company performed an internal review of its property and equipment and determined that no impairment charge for long-lived assets was required.

m.  Investments

The Company determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. Trading securities are carried at quoted fair value, with unrealized gains and losses included in earnings. Available-for-sale securities are carried at quoted fair value, with unrealized gains and losses reported in shareholders’ equity as a component of accumulated other comprehensive income. Other investments that do not have readily determinable fair values are stated at cost and are reported in other assets. Realized gains and losses are determined using the specific identification method and are included in interest and other income.

n. New Technical Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”).  SFAS 141R establishes the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired.  SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS 141R is effective for us on January 1, 2009, and is not expected to have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders.  SFAS 160 is effective for us on January 1, 2009, and is not expected to have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective for us on January 1, 2008, and is not expected to have a material effect on our consolidated financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R” (“SFAS 158”).  SFAS 158 requires employers that sponsor defined benefit pension and postretirement plans to recognize previously unrecognized actuarial losses and prior service costs in the statement of financial position and to recognize

FullCircle Registry, Inc.

For Year Ending December 31, 2007 and December 31, 2006

Notes to Consolidated Financial Statements

future changes in these amounts in the year in which changes occur through comprehensive income.  As a result, the statement of financial position will reflect funded status of those plans as an asset or liability. Additionally, employers are required to measure the funded status of a plan as of the date of their year-end statements of financial position and provide additional disclosures.  SFAS 158 became effective for us on January 1, 2007, but did not have a significant effect on our consolidated financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. Where applicable, SFAS 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS 159 is effective for us on January 1, 2008, and is not expected to have a material effect on our consolidated financial statements.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 became effective for us on January 1, 2007, but did not have a material impact on our consolidated financial statements.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets — an Amendment of FASB Statement No. 140 (“SFAS 156”).” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Financial Accounting Standards Board Statement No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS 156 became effective for us on January 1, 2007, but did not have a material impact on our consolidated financial statements.

FullCircle Registry, Inc.

For Year Ending December 31, 2007 and December 31, 2006

Notes to Consolidated Financial Statements

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“SFAS 155”), to (a) permit fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarify which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, (c) establish a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarify that concentrations of credit risk in the form of subordination are not embedded derivatives, and (e) amend Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 became effective for us on January 1, 2007, but did not have a material impact on our consolidated financial statements.

o.  Goodwill and Other Intangable Assets

The Company accounts for  intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, which requires that  intangible assets that have indefinite lives not be amortized but instead be tested at least annually for impairment, or more frequently when events or a change in circumstances indicate that the asset might be impaired.  For indefinite lived intangible assets, impairment is tested by comparing the carrying value of the asset to its fair value and assessing the ongoing appropriateness of the indefinite life classification.  For definite life intangible assets, the asset is amortized on a straight-line basis over the determined useful life of the asset.  Under SFAS 142, the intangible asset is periodically analyzed for impairment.  When such impairment has been determined the amount is recorded in the Company’s statement of operations.  No impairment existed at December 31, 2007.

NOTE 2.  FORGIVENESS OF ACCOUNTS PAYABLE AND LEGAL SETTLEMENT

On July 10, 2006, a complaint was filed by the Company against Wnmar Company, Inc. as Trustee regarding an office lease agreement for premises previously housing the Company’s business at PNC Plaza, 500 West Jefferson St., 23rd Floor, Louisville, KY 40202.  The Complaint was filed in the Jefferson Circuit Court and amended on March 6, 2007, Case Number 06-CI-5994.  The complaint stipulates that Winmar over-charged the Company for the space and requests a judgment for the amount of overpayment and damages.  During 2007, the suit was completed and the court awarded the Company with judgment of $21,975.  The amount has been recognized in the statements of operations for the year ended December 31, 2007

During the year ended December 31, 2007 the Company reviewed their outstanding accounts payable listing, and through an exhaustive search and negotiations with vendors, were forgiven of some of their outstanding balances.  This resulted in a gain on forgiveness of accounts payable of $22,144 during the year.  This amount has been recorded in the Company’s statements of operations.

NOTE 3.  GOING CONCERN

The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses negative working capital and is dependent upon raising capital to continue operations. The Company has incurred losses resulting in an accumulated deficit of $7,092,779 as of December 31, 2007.

FullCircle Registry, Inc.

For Year Ending December 31, 2007 and December 31, 2006

Notes to Consolidated Financial Statements

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  It is management’s plan to generate additional working capital by increasing revenue as a result of new sales and marketing initiatives and by raising additional capital from investors.

Management's plans with regards to these issues are as follows:

•

Expanding revenues by purchasing, or otherwise acquiring, independent insurance agencies.

•

Expanding revenues by finding new customers that can benefit by utilizing the Company’s information retrieval service.

•

Using the 60,000 name prescription customer database to provide the foundation of the FullCircle Prescription Service business.

•

Raising new investment capital, either in the form of equity or loans, sufficient to meet the Company's operating expenses, until the revenues are sufficient to meet operating expenses on an ongoing basis.

•

Management is continuing the process of renegotiating outstanding long and short-term obsolete debt. Presently, the Company cannot ascertain the eventual success of management's plans with any degree of certainty. No assurances can be given that the Company will be successful in raising immediate capital or that the Company will achieve profitability or positive cash flows.

NOTE 4.   NOTES PAYABLE

The Company’s notes payable obligations, both related party and unrelated, are as follows for the two years ended December 31, 2007 and 2006:
Notes Payable
	2007	2006
Note payable to various shareholders and officers bears
Interest at 8.0% per annum principal and interest due on
Demand	$70,000	$80,000

Note payable to various shareholders and officers bears
Interest at 10.0% per annum principal and interest due on
Demand	$223,563	$7,963

FullCircle Registry, Inc.

For Year Ending December 31, 2007 and December 31, 2006

Notes to Consolidated Financial Statements

Note payable to various shareholders and officers bears
Interest at 12.0% per annum principal and interest due on
Demand	$15,000	$15,000

Total Notes Payable- Related Party*	$308,563	$102,963

Notes Payable – Other

Note payable to various individuals’ bears interest
At 8.0% per annum principal and interest due on Demand	$60,000	$60,000

Note payable to various individuals’ bears interest
at12.0% per annum principal and interest due on Demand	$55,000	$105,176

Total Notes Payable- Other	$115,000	$165,176
Total Notes Payable	$423,563	$268,139

Total Current Liabilities- Notes:	$423,563	$268,139

There are no long-term liabilities.

•

Included in the Notes Payable – Related party for 2007 is the assumption of the $50,000 note to Norlander Information Services, Inc., from AMPO II.

•

Accrued interest on these notes on December 31, 2007 was $49,065, and on December 31, 2006 accrued interest was $31,417.

Future minimum principal payments on notes payable are as follows:

2008

$423,564

2009

      -0-

Total Liabilities-Notes

$423,564

NOTE 5. RELATED PARTY

The Company received advances from officers and shareholders during the 2007 year for operating needs. The balance of the notes payable to related parties was $308,563 and $102,963 as of December 31, 2007 and 2006, respectively.

FullCircle Registry, Inc.

For Year Ending December 31, 2007 and December 31, 2006

Notes to Consolidated Financial Statements

Our officers, directors, and shareholders made the following loans to the company during 2007:

Date	Affiliated Lender		Loan Amount	(Repayment)	Outstanding Balance at Year end

2007	Alec Stone (A) Stockholder		$60,000	$0	$67,963
	Isaac Boutwell, Director		$55,600	$0	$80,600
	Norman L. Frohreich (B)		$50,000	$0	$100,000
	Richard Davis, Stockholder		$0	$0	$15,000
	Peter Mangin, Stockholder		$0	$0	$25,000
	Gary Grant, Stockholder (C)	$		$(10,000)	$0
	James Hood, Stockholder		$0	$0	$20,000
	Total		$165,600	$(10,000)	$308,563

2006	Alec Stone, Director (D)		$7,963	$(44,537)	$7,963
	Isaac Boutwell, Stockholder		$25,000	$0	$25,000
	Richard Davis, Stockholder		$0	$0	$15,000
	Peter Mangin, Stockholder (E)		$0	$(25,000)	$25,000
	Gary Grant, Stockholder (F)		$20,000	$(10,000)	$10,000
	James Hood, Stockholder (G)		$30,000	$(10,000)	$20,000
	Total		$82,963	$(89,537)	$102,963

(A)

On August 15, 2007 Alec Stone resigned from the board of directors and continues to serve the company as a consultant and is a shareholder holding more than 5% of the outstanding shares of the company.

(B)

Norman L. Frohreich became our President and CEO in December 2007.  Loans to the company are held in his company, Norlander Information Services, Inc.  In 2006 Norlander Information Services loaned AMPO II $50,000 to provide working capital to be used under the direction of FullCircle Registry.  In 2007 FullCircle Registry, Inc. assumed the liability for that note.

(C)

In 2007 Gary Grant’s outstanding note of $10,000 was converted into shares.

(D)

In 2006 Alec Stone, Director, converted $44,537 in notes into company shares.

(E)

In 2006 Peter Mangin, stockholder converted $25,000 in notes into company shares.

(F)

In 2006 Gary Grant, stockholder converted $10,000 in notes into company shares.

(G)

In 2006 James Hood, stockholder, converted $10,000 into company shares.

In September 2005, the Company acquired a 50% interest in AMPO II. At the time of acquisition two officers and directors of the Company, Mr. Boutwell and Mr. Oakley, held small amounts of stock of AMPO II.  Trent Oakley the Company’s CFO resigned from the board at that date and became an officer and director of AMPO II, though remaining the CFO of Full Circle.

Subsequently the CEO, Mr. Boutwell resigned as the CEO of the company in January 2006 and Mr. Oakley accepted the position of CEO. In November 2006 Mr. Oakley resigned the CEO position of AMPO II.

FullCircle Registry, Inc.

For Year Ending December 31, 2007 and December 31, 2006

Notes to Consolidated Financial Statements

NOTE 6. COMMITMENTS AND CONTINGENCIES

Our principal executive offices are located at 161 Alpine Drive, Shelbyville, KY 40165.  The facility consists of approximately 1,200 square feet of office space, leased for $750 per month. Our original lease expired on September 15, 2007 and due to high vacancies in the area we have elected to maintain a verbal month-to-month agreement.  We will need to find additional office space once our new plans are funded.

NOTE 7. GOODWILL/ACQUISITIONS

The Company has adopted Statement of Financial Accounting Standards (SFAS) No.  141 (SFAS 141), “Business Combinations” and No.142 (SFAS 142), “Goodwill and Other Intangible Assets”, which establishes new standards for the treatment of goodwill and other intangible assets.  SFAS 142 prescribes that amortization of goodwill will cease as of the adoption date (January 1, 2002).  Additionally, the

Company will be required to perform an impairment test on goodwill and other intangible assets annually, and whenever events and circumstances occur that might affect the carrying value of such assets.  The Company has performed an internal impairment test of goodwill and has recorded impairments as described below.

In July of 2002, the Company issued 75,000 shares of common stock valued at $117,750 to acquire 100% of the shares of Electronic Luminescent Technologies, Inc. (“ELTI”) a Florida Corporation.  As such, ELTI became a wholly owned subsidiary of the Company.  This transaction was accounted for on the purchase method of accounting using generally accepted accounting principles.  Goodwill was not recorded in this transaction and the asset was subsequently exchanged for 1,000,000 shares of GloTech stock. GloTech was merged into Inter-Asia and the stock of Inter-Asia was sold in 2006 for cash to cover expenses.

NOTE 8. INTANGIBLE ASSETS

During September 2005, the company entered an agreement with American Medical Pharmaceutical Outlet II, Inc. (AMPO II), wherein the company would issue 1,500,000 shares of common stock and up to $150,000 over a six month period in return for a 50% interest in AMPO II. The company has accounted for the value of the shares and the cash advanced as an investment accounted for under the equity method. The company records it’s interest in the net income or loss of AMPO II through an entry to the statement of operations and an offsetting entry to the value of the investment.  The amount of funds invested in AMPO for 2006 was $93,900.  The total investment in AMPO II at the end of the year 2006 was $318,746 compared to $224,846 total amount invested at the end of the year 2005.

In 2007 the Company assumed a note payable to Norlander Information Services in the amount of $50,000, which increased the investment amount in AMPO II.  The total investment in AMPO on December 31, 2007 was $368,746.  Also during 2007, AMPOII ceased their operations and discontinued their business.  As part of the investment, the Company was transferred the exclusive rights to the AMPOII database of customers.  The Company has recorded this as an intangible asset for the amount the Company had invested in AMPOII, Inc., that will be amortized over a 5 year useful life.  The Company will also apply the guidance in SFAS No. 142, “Goodwill and Other Intangible Assets,” wherein they will perform an impairment analysis periodically to determine asset value.  At December 31, 2007, the customer database had not been put into service and, therefore has not been amortized.  Amortization will begin in early 2008.

FullCircle Registry, Inc.

For Year Ending December 31, 2007 and December 31, 2006

Notes to Consolidated Financial Statements

NOTE 9. WARRANTS

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for convertible debt.

		Weighted Average
	Number of Shares	Exercise Price

Outstanding at January 1, 2006	18,000,000	$0.075
Granted	18,000,000	$0.075
Exercised	-	-
Cancelled	-	-
Outstanding at December 31, 2006	18,000,000	$0.075
Exercisable at December 31, 2006	18,000,000	$0.075

Outstanding at January 1, 2007	18,000,000	$0.075
Granted	18,000,000	$0.075
Exercised	-	-
Cancelled	(18,000,000)	$0.075
Outstanding at December 31, 2007	-	-
Exercisable at December 31, 2007	-	-

NOTE 10. STOCKHOLDERS EQUITY

During the year ended December 31, 2006, the Company issued an aggregate amount 1,686,000 shares of common stock for services at $0.01 (148,000 shares) and $0.035 (1,538,000 shares).  Accordingly, $1,686 and $53,624 was recorded to common stock and additional paid-in-capital, respectively.

During 2006, note holders of the Company converted $276,847 of their principal balance to 7,909,926 shares of the Company’s common stock.  The shares were valued at $0.035 per share.

During the year ended December 31, 2007, the Company issued an aggregate amount 2,500,000 shares of the Company’s common stock for the conversion of $30,000 in notes payable.  The shares were issued at a value of between $0.01 (2,000,000 shares) and $0.02 (500,000 shares) per share.

During 2007, the Company issued 538,452 shares of the Company’s common stock for services rendered in behalf of the Company.  Accordingly, $538 and $16,297 has been charged to common stock and additional paid-in-capital, respectively.

On August 10, 2007, Alec Stone, Chairman of the Company’s Board of Directors, and Isaac Boutwell, former CEO and current Board Member, each surrendered 50% of their personal share holdings to the Company’s treasury for no consideration.  In an effort to improve shareholder equity and stockholder confidence, these two directors and significant shareholders have surrendered 14,781,414 shares.  The shares have been returned to the Company and have been cancelled.