Form 10QSB
period 2008-03-31
FULLCIRCLE REGISTRY INC
filed 2008-05-20
CIK 1127993

OMB APPROVAL
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549	OMB Number: 3235-0416 Expires: April 30, 2010 Estimated average burden hours per response 182

FORM 10-QSB

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

(502) 410-4500

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 71,796,906 , as of May 16, 2008

Transitional Small Business Disclosure Format (Check one):  Yes ☐      No ☒

SEC2334(9-05)  Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

FORM 10-QSB

FULLCIRCLE REGISTRY, INC.

Table of Contents

Page

PART I.

Financial Information

Item 1.

Unaudited Financial Statements

4

Consolidated Balance Sheets for March 31, 2008

and December 31, 2007

5

Consolidated Statements of Operations for the

Three Months Ended March 31, 2008 and 2007

6

Consolidated Statements of Cash Flows for the

Three Months Ended March 31, 2008 and 2007

7

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

Defaults Upon Senior Securities

16

Item 4.

Submission of Matters to a Vote of Security Holders

17

Item 5.

Other Information

17

Item 6.

Exhibits

17

Signatures

18

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

In the opinion of management, the accompanying unaudited financial statements of FullCircle Registry, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB and Regulation S-B for the three month periods ended March 31, 2008.  The financial statements reflect, in the opinion of management, all adjustments which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods.

The information furnished herein was taken from the books and records of the Company without audit.  However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented.  The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

FullCircle Registry, Inc.

Consolidated Balance Sheets

Assets

	March 31,	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS:
Cash	$4,422	$10,068
Total Current Assets	4,422	10,068
OTHER ASSETS:
Customer database	368,746	368,746
Total Other Assets	368,746	368,746
TOTAL ASSETS	$373,168	$378,814

Liabilities and Stockholders’ Deficit

CURRENT LIABILITIES:
Accounts Payable	$63,004	$71,271
Accrued Interest	58,360	49,065
Accrued Expenses	-	20,259
Notes Payable	115,000	115,000
Notes Payable-related party	308,563	308,563
Total Current Liabilities	544,927	564,158
LONG TERM LIABILITIES:
Notes Payable-related party	50,000	-
Total Long Term Liabilities	50,000	-
TOTAL LIABILITIES	594,927	564,158

STOCKHOLDERS' (DEFICIT):
Preferred stock, authorized 5,000,000 shares of $.001 par
value, issued and outstanding 20,000	20	20
Common stock, authorized 200,000,000 shares of $.001 par
value, issued and outstanding 71,796,906 and
71,696,906 shares, respectively	71,798	71,698
Additional paid in Capital	6,839,617	6,835,717
Accumulated (deficit)	(7,133,194)	(7,092,779)
Total Stockholders' (Deficit)	(221,759)	(185,344)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$373,168	$378,814

The accompanying notes are an integral part of these financial statements

FullCircle Registry, Inc.

Consolidated Statements of Operations

(unaudited)

	For the Three Months
	Ended March 31,
	2008	2007

Revenues	$32,578	$1,772
Cost of Sales	21,645	705
Gross Profit	10,934	$1,067

Operating Expenses
Selling, General & Administrative	39,654	38,108
Total Operating Expenses	39,654	38,108
Operating Income (Loss)	(28,720)	(37,041)

Other Income (Expense)
Interest Expense	(11,695)	(8,742)
Total Other Income (Expense)	(11,695)	(8,742)

Net (Loss) before Income Taxes	(40,415)	(45,783)

Income Taxes	-	-

Net (Loss)	$(40,415)	$(45,783)

Net Basic and fully diluted earnings (Loss) Per Share	$0.00	$0.00

Weighted Average Shares Outstanding	71,746,906	85,732,320

The accompanying notes are an integral part of these financial statements

FullCircle Registry, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months
	Ended March 31,
	2008	2007
Cash Flows from Operating Activities
Net Income (Loss) from Continuing Operations	$(40,415)	$(45,783)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Stock issued for services	4,000	6,515
Change in Assets and Liabilities
Increase (decrease) in accounts payable	(8,267)	(6,342)
Increase (decrease) in accrued interest	9,295	3,410
Increase (decrease) in accrued expenses	(20,259)	3,213
Increase (decrease) in current portion - notes payable	-	20,000
Net Cash (Used) by Operating Activities	(55,646)	(18,987)

Cash Flows from Investing Activities
Net Cash Provided (Used) by Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from notes payable – related party	50,000
Proceeds from sale of stock.	-	20,000
Net Cash Provided by Financing Activities	50,000	20,000

Increase (Decrease) in Cash from Continuing Operations	(5,646)	1,013
Increase (Decrease) in Cash from Discontinued Operations	-	-
Net Increase (Decrease) in Cash	(5,646)	1,013
Cash and Cash Equivalents at Beginning of Period	10,068	573
Cash and Cash Equivalents at End of Period	$4,422	$1,586

Cash Paid For:
Interest	$2,004	$4,267
Taxes	$-	$-
Non-Cash Transactions
Stock issued for services	$4,000	$6,515

The accompanying notes are an integral part of these financial statements

FullCircle Registry, Inc.

Notes to Consolidated Financial Statements

NOTE 1.  BASIS OF FINANCIAL STATEMENT PRESENTATION.

FullCircle Registry, Inc. has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2008 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2007.

The information furnished herein was taken from the books and records of the Company without audit.  However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented.  The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

The accompanying un-audited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2007, Annual Report on Form 10-KSB.  Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

NOTE 2.  GOING CONCERN.

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

However, the Company has incurred losses resulting in an accumulated deficit of approximately $7.1 million as of March 31, 2008.

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

•

Presently, the Company cannot ascertain the eventual success of management's plans with any degree of certainty. No assurances can be given that the Company will be successful in raising immediate capital or that the Company will achieve profitability or positive cash flows.

NOTE 3.  NOTES PAYABLE – RELATED PARTY

During the March quarter 2008 the company issued a $50,000 promissory note to a related party that carries a 2% yield and is payable on December 31, 2010.

NOTE 4.  SUBSEQUENT EVENT

Subsequent to the March quarter 2008 the company issued a $50,000 promissory note to a related party that carries a 2% yield and is payable on December 31, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF ACTION.

General

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

Where this Form 10-QSB includes “forward-looking” statements within the meaning of Section 27A of the Securities Act, we desire to take advantage of the “safe harbor” provisions thereof. Therefore, FullCircle Registry, Inc., is including this statement for the express purpose of availing itself of the protections of such safe harbor provisions with respect to all of such forward-looking statements. The forward-looking statements in this Form 10-QSB reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. In this Form 10-QSB, the words “anticipates,” “believes,” “expects,” “intends,” “future” and similar expressions identify forward-looking statements. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section. We have based these forward-looking statements on our current expectations and projections about future events, including, among other things:

•

Attracting immediate financing;

•

Delivering a quality product that meets customer expectations;

•

Obtaining and expanding market acceptance of the products we offer; and

•

Competition in our market.

Our Business

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

Our Strategy

Independent Insurance Agency Acquisitions

Norman L. Frohreich, President and CEO, has been retained to formulate and direct the expansion of the new insurance business model and the growth of FullCircle Registry, Inc.  It is Mr. Frohreich’s vision to emulate the H&R Block and Edward Jones business models and launch an insurance agency merger plan in rural America. Thus, we plan to expand the business model to include markets outside the greater Louisville area.

It is our plan to acquire, or otherwise merge with, small insurance agencies with a five-year exit plan as well as offer shares of FullCircle Registry, Inc. to these agency owners to give them the ability to exit their business with the potential to meet or exceed the value of their business and participate financially in the growth of the company.

The target model for an insurance agency acquisition is:

1.

Agency in a town with a population less than 40,000.

2.

Agency that has gross revenues of $50,000 to $150,000.

3.

Agency owner that is over the age of 55.

Our research suggests that these smaller agencies are not targets for acquisition by larger companies, and, therefore, their individual owners have limited options for an exit strategy.

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

We have several strong licensed insurance industry veterans to provide the training and leadership for this task. We currently have the space in our corporate office to establish a training center for our initial needs.  Initially we expect to operate in just a five state area: Kentucky, Indiana, Illinois, Ohio and Tennessee. Once the model is developed and operating, we expect to move into other regional offices so that we can service these agencies from a close proximity. We believe we can operate up to 25 agencies per regional office.

Once the agencies are acquired, we will begin the process of adding our products to their portfolios and services. We expect to receive additional income from our other core products.

We expect to receive assistance from our major insurance company partners—many have already indicated they are aware of agent-owners who are looking for exit strategies. Research shows that the average age of the owners of the independent insurance agencies in our country is 53 years old.   Our information suggests that over 20% of the agencies nationally (over 125,000 agency owners) have no exit plan.  Like other businesses, the independent insurance agents of rural America are having a problem “selling” their books of business.  Many major insurance companies are beginning to acquire larger agencies but the smaller rural agencies are being passed over.  Our goal is to merge with hundreds of these agencies over the next several years.  We have been in contact with a number of agencies that are looking for an exit plan.

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

We are developing our plans and infrastructure for our new agencies.  Initial plans for our FullCircle wheel of products and services that are in development are; Medicare services, ENC, Prescriptions, Estate planning, Life insurance, Health insurance (Group and Individual), Auto and Home insurance, and Medical Record Storage.  We have identified and engaged talent with expertise in all areas except Auto and Home Insurance. As our name, “FullCircle,” implies, we intend to become a full service, one-stop shop for all insurance and financial planning for our clients.

We have selected two Vice Presidents to manage our Agency acquisition and Agency management functions.

Employees

The Company currently has five full-time independent contractors and six independent sales representatives.

Results of Operations for the Three Month Periods Ended March 31, 2008 and 2007

Revenues during the three months ended March 31, 2008 were $32,578 with a cost of sales of $21,645 yielding a gross profit of $10,934 compared to $1,772 in revenues for the same period in 2007 with cost of sales of $705 yielding a gross profit of $1,067 for the same period in 2007

Operating expenses and selling, general and administrative costs during the current three-month period were $39.654 resulting in an operating loss of $28,720 compared to operating expenses of $38,108  for the three months ended March  31, 2007 resulting in an operating loss of $37,041 in the same period in 2007.

Interest expense for the three months ended March 31, 2008 was $11,695 resulting in a net loss from continuing operations of $40,415.  For the three months ended March 31, 2007 the Company had interest expense of  $8,742 and recognized a net loss of $45,783.

Liquidity and Capital Resources

At March 31, 2008 the Company had total assets of $373,168 compared to total assets of $378,814 at December 31, 2007.  The Company had total assets consisting of $4,422 in cash, $0 in property and equipment, and $368,746 investment in the 60,000 name database.  Total assets at December 31, 2007 consisted of $10,068 in cash,  $0 in property and equipment, and $368,746 in investment in our customer database.

At March 31, 2008, the Company had $594,927 in total liabilities.  Total liabilities include $63,004 in accounts payable, $58,360 in accrued interest, $0 in accrued expenses, $115,000 in notes payable, $308,563 in notes payable to related parties and $50,000 long-term notes payable-related parties.  Total liabilities at December 31, 2007 were $564,158 which were comprised of $71,271 in accounts payable, $49,065 in accrued interest, $20,259 in accrued expenses, $115,000 in notes payable and $308,563 note payable to related parties.

Net cash used by operating activities for the three months ended March 31, 2008 was $55,646 compared to $18,987 for the same period in 2007.    During the three months ended March 31, 2008, $0 was used for investments, and $50,000 was provided by financing activities.  For the same period in 2007 $0 was used for investments and $20,000 was provided by financing activities,.

As of March 31, 2008 we had no capital commitments.  We are currently focused on increasing revenues from our operations and reducing debt through converting debentures and notes payable to common stock.  We may also seek funding from unencumbered securities purchases or from lenders offering favorable terms.  No assurance can be given that we will be able to obtain the total capital necessary to fund our new business plans.  In such an event, this may have a materially adverse effect on our business, operating results and financial condition.

We are planning on applying for our preferred class B share offering at the completion of this filing.  No assurance can be given that we will be successful with this offering.

We require additional capital to supplement our anticipated revenues and fund our continuing operations. We have relied upon advances from officers and shareholders and we have issued stock to finance our operations to this point.

FullCircle currently owes $358,563 in notes payable to related parties, and other notes payable of $115,000. Our auditors have expressed concern that the Company has experienced losses from operations and negative cash flows from operations since inception. We have negative working capital and a capital deficiency at March 31, 2008. These conditions raise substantial doubt about our ability to continue as a going concern.

Late in 2007 and early in 2008 insurance sales revenue began to come in as a result of our transition into the insurance business.  The accounting process; revenue recognition, cost of sales, gross profit and operating expenses will fluctuate as we continue to evolve as an insurance agency.

We have expended considerable time and expenses working life insurance policies and group health insurance policies that should begin to show additional revenues later in 2008.

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

The current expansion of the Company’s business demands that significant financial resources be raised to fund capital expenditures, working capital needs, debt service and the cash flow deficits expected to be generated over the next nine months by operating losses.  Current cash balances and the realization of accounts receivable will not be sufficient to fund the Company’s current business plan beyond the next three months.  Consequently, the Company is currently seeking convertible debt and/or additional equity financing in the aggregate amount of at least $1,000,000, to fund the Company’s expansion needs.  Management is currently negotiating with existing shareholders and other accredited investors in order to obtain working capital necessary to meet current and future obligations and commitments.  Management is confident that these efforts will produce financing to further the growth of the Company.  Nevertheless, there can be no assurance that the Company will be able to raise additional capital on satisfactory terms or at all.  In the event that the Company is unable to obtain capital on acceptable terms or in sufficient amounts, the impact thereof would have a material adverse impact on the Company’s business, operating results, and financial condition as well as its ability to service debt requirements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon its financial statements which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements may have required the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures.  On an ongoing basis, the Company evaluates estimates, including those related to bad debts, inventories, fixed assets, income taxes, contingencies and litigation.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances; the results of which form the basis of the Company’s judgments on the carrying value of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.

Other Business Opportunities

Insurance Products

One significant aspect of our new focus and direction is our ability to generate new prospects and clients. One immediate opportunity is the marketing insurance products to existing clients of a Louisville area attorney who is also a licensed insurance agent.  We expect to partner up with other local attorneys to expand this product offering.  Phase one of this plan is currently in motion and new revenue has occurred.

We will continue to recruit independent licensed agents.  We feel that we have a very unique recruiting proposition when it comes to obtaining quality agents for the company.  We will be able to offer attractive commission rates while giving the agent the opportunity for ownership in the company through a company stock incentive plan. This ownership by the agent will also help serve as retention tool in an industry where turnover is the norm.

Prescription Services

It is planned to utilize our 60,000 name customer database to be part of our prescription spoke in the FullCircle wheel of services.   We expect to utilize this tested database of previous AMPO II customers and to utilize additional media methods to attract new customers for our prescription services.

We are currently in the final stages of negotiating an agreement with a large Pharmacy that can deliver U.S. prescription products and can offer re-import FDA approved drug prescription services as well at highly reduced rates.  Our clientele will have the option to select prescription services from one company with very competitive international rates.  Current pricing provides savings of up to 40% on many very expensive name brand prescription drugs.  Following the successful offering of our preferred class B shares we are planning to begin operations with this service on July 1, 2008.

The prescription services will also be made available to the new Insurance Agencies that join our company.  This will provide a new personalized service for their existing books of business.

We have signed an agreement with a new soft card company to provide the financial vehicle for our FullCircle Prescription Services.  We expect to be in a position to announce our beta testing plans and the complete FullCircle Prescription Services plans during the June quarter.

With the anticipated funding, the new FullCircle Prescription Service web page will be launched.

Emergency Notification Company

The ENC product is operational and poised for growth.  This product’s web page will also be updated with the availability of the new funding.

Not only is this product an integral part of our new ventures, it provides a valuable security for our customers. Each purchaser of the ENC product provides names and addresses of friends and family to be contacted in case of emergency, and in turn, these names provide a prospective customer database for our other products and services.  Our call center is current and has been kept active since inception.

As a lead generation tool it will be provided to all of our existing customers at significantly reduced costs.  We will also provide this service to our new agencies books of business customers.

Medical Records Storage and Retrieval services

The on-line vault server for Medical Record Storage is being upgraded to Web 2.0 standards for productivity and security.

We believe that our Medical Records Storage original core business was ahead of its time.  Now that politicians are continuing to emphasize this very important service and the fact that Google has announced it is entering the storage business with an agreement with the Cleveland Clinic, we believe the timing is right to offer these services as a stand alone product or bundled with our other products.

Medical record storage upgrades are expected to be operational in the June Quarter.

Inactive products and services

Our other products that have been previously discussed are currently inactive.  We have elected to narrow our focus to utilize our limited people and financial resources to bring our best services to the surface for optimal revenues.  Consequently, AskPhysicians, Spoken Data, Bright Star, MyClubCard, Living Wills, and Collar ID pet registry products and services are being reserved for later use once our strongest products, services and plans materialize.

New Matters

Web page development

We have begun the foundation development of our new web page direction.  Essentially we will have new web page, although currently a basic foundation, it has been developed with the latest Web 2.0 standards for functionality and expandability.  dmcdon.com is our web service provider which is managed by Dennis McDonough our IT services manager.  It is poised and ready to incorporate our new message when funding is available.

Our web portal will be the foundation providing integral system access to our new agencies, life insurance products, Medicare products, Emergency Notification products, FullCircle Prescription Services, Medical Records storage services, and other spokes in our wheel of FullCircle Services as they are developed.  This is flexible and dynamic technology that will provide a highly secure internet portal for all FullCircle partners to use.  The design and tools being included will enhance our information flow, communications and productivity.

Mr. McDonough provides a strong resume of credentials. Articles by Dennis McDonough include  subjects of Internet Marketing, Search Engine Optimization, and Website Design.  His articles have appeared on line and in printed publications including: Auto Success Magazine, Club Solutions Magazine, and now Recruiting and Staffing Solutions Magazine.

More information about Dennis McDonough is available on his web site:  www.dmcdon.com  “ At dmcdon.com we do a lot of specialized website design and application development work. Currently dmcdon.com's team is creating some exciting website e-commerce projects. These projects are not just web pages, but are examples of data portals for exchanging information from inside a company, with it's customers and vendors — true Internet Integration.”

Voip Telephone Services and New Equipment

FullCircle Registry recently upgraded to a full Voice Over Internet Protocal (VoIP) telephone service for increased user efficiency and productivity.  The VoIP systyem has already shown significant cost savings.

Our office has begun to install new computer equipment, applications and operating systems.  These will  provide optimal capabilities for information exchange between our current in house systems, and our online systems.  We are installing new software applications to maintain our server and database communications in the most secure environment possible.

New Accounting Firm

The company has changed our general accounting services firm to Lee Shannon, CPA who has offices in Shelbyville and Louisville, Kentucky.  Mr. Shannon will be assuming close in auditing and controls of our accounting and financial processes.  Mr. Shannon prepared the financial statements for this filing and is in close proximity to our office.  This change could not occur until after the 2007 10-KSB was filed.  This change should improve our performance with our filing deadlines in the future.

SB-1 Offering for Preferred class B shares.

The new preferred class B share offering has been delayed by our professional services providers.  It was important to complete the full audit of our records for 2007 and to submit the 2008 March quarter report so that all of the financials and information included in the offering materials were current and accurate.

It is anticipated that the new preferred share offering will be submitted as soon as the March 10QSB is filed.  Upon the completion of filing the offering materials, receiving approval and funding, we will proceed with the projects listed above.

ITEM 3. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2008.

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

For the period ended March 31, 2008, our management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” issued in 1992, to evaluate the effectiveness of our internal control over financial reporting and based upon that framework management has determined that our internal control over financial reporting is effective.

Our management has also determined that there were no changes made in our internal controls over financial reporting during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this quarterly report.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company’s attorney was notified on May 15, 2008 that FullCircle Registry had been named in a lawsuit against AMPOII, LLC.  The Company and its counsel are looking into the merits of the plaintiffs’ claims and the possibility of filing a motion to dismiss this case.  Clarification of the nature of the claims as well as the dollar amount of the damages has been requested of the plaintiff by FullCircle’s counsel.  Damages were unspecified in the plaintiffs’ Complaint.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unless otherwise noted, the following shares were issued to an accredited investor in a private transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

During the three month period ending March 31, 2008, in an effort to secure additional operating capital, and to pay down accounts payable and notes payable, the Company borrowed $50,000, with a Promissory Note from a major stockholder of the Company.  This Note, together with interest accrued thereon at the rate of two percent (2%) per annum, shall become due and payable in one lump sum on December 31, 2010. The Note was issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

Subsequent to the March quarter 2008, in April, another Promissory Note for $50,000 was issued to another accredited major stockholder, also with a 2% yield payable on December 31, 2010.   The company currently has commitments for additional Promissory Notes.

In January 2008 100,000 shares were issued for services at the rate of .04 per share.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SHAREHOLDERS.

No matters were submitted to security holders to be voted upon during the quarter ending March 31, 2008.

It has been necessary to postpone the Shareholder meeting that was scheduled for the June Quarter.  We believed we would be in a position to provide the specifics and progress of our new business plan at that time.  The delay in the filing of the preferred class B share offering, originally scheduled for December 2007, the vacating of our auditor in February 29, 2008 because of the SEC five-year rule, and the delays in finalizing our new accounting services have all contributed to the delay in funding to implement our plans.  It is anticipated that now with this filing, we can once again proceed with the new phases of our business plan to be in a position to hold our shareholder meeting later this year.  In the meantime, the necessary filings and PR’s will occur when the substantive material events occur.

ITEM 5.  OTHER INFORMATION.

There are no further disclosures.  We are building the business model and as soon as relevant information on our progress becomes available we will issue the necessary Forms 8-K and issue press releases.

ITEM 6.  EXHIBITS

Exhibit	Title	Location
Number

31.1	Certification of Chief Executive Officer/Chief Financial Officer
	pursuant to section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of Chief Executive Officer/Chief Financial Officer
	pursuant to section 906 of the Sarbanes-Oxley Act of 2002*	Attached

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

FULLCIRCLE REGISTRY, INC.

Date: May 20, 2008

/s/ Norman L. Frohreich

Norman L. Frohreich

Chief Executive Officer

Chief Financial Officer

18