Form 10-Q
period 2008-06-30
FULLCIRCLE REGISTRY INC
filed 2008-08-19
CIK 1127993

UNITED STATES

ECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission file number 333-51918

FULLCIRCLE REGISTRY, INC.

(Exact Name of Registrant as Specified in Its Charter)

NEVADA (State or Other Jurisdiction of Incorporation or Organization)	87-0653761 (I.R.S. Employer Identification No.)

161 Alpine Drive, Shelbyville, KY 40065

(Address of Principal Executive Offices) (Zip Code)

(502) 410-4500

(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 73,996,906, as of August 10, 2008

FORM 10-Q

FULLCIRCLE REGISTRY, INC.

Table of Contents

Page

PART I.

Financial Information

Item 1.

  Unaudited Financial Statements

3

Consolidated Balance Sheets for June 30, 2008 (Unaudited)

4

and December 31, 2007

Consolidated Statements of Operations (Unaudited) for the

Three Months Ended June 30, 2008 and 2007, and the

Six Months Ended June 30, 2008 and 2007

5

Consolidated Statements of Cash Flows (Unaudited) for the

Six Months Ended June 30, 2008 and 2007

6

Notes to Consolidated Financial Statements

7

Item 2.  Management’s Discussion and Analysis or Plan of Operation

10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

18

Item 4T. Controls and Procedures

18

PART II.

Other Information

Item 1.

  Legal Proceedings

20

Item 1A.  Risk Factors

20

Item 2.

  Unregistered Sales of Equity Securities and Use of Proceeds

20

Item 3.  Defaults Upon Senior Securities

20

Item 4.

  Submission of Matters to a Vote of Security Holders

20

Item 5.

  Other Information

20

Item 6.

  Exhibits

21

Signatures

22

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

In the opinion of management, the accompanying unaudited financial statements of FullCircle Registry, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Qand Regulation S-B for the three month periods ended June 30, 2008.  The financial statements reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods.

The information furnished herein was taken from the books and records of the Company without audit.  However, such information reflects all adjustments, which are, in the opinion of management, necessary to properly reflect the results of the interim period presented.  The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

FullCircle Registry, Inc.

Consolidated Balance Sheets

Assets

	June 30,	December 31,
	2008	2007
	(Unaudited)

CURRENT ASSETS:
Cash	$18,895	$10,068
Total Current Assets	18,895	10,068
OTHER ASSETS:
Customer database	368,746	368,746
Total Other Assets	368,746	368,746
TOTAL ASSETS	$387,641	$378,814

Liabilities and Stockholders’ (Deficit)

CURRENT LIABILITIES:
Accounts Payable	$82,517	$71,271
Accrued Interest	66,371	49,065
Accrued Expenses	1,023	20,259
Notes Payable	115,000	115,000
Notes Payable-related party	238,563	308,563

Total Current Liabilities	503,474	564,158

LONG TERM LIABILITIES:
Notes Payable-related party	100,000	-
Total Long Term Liabilities	100,000	-

TOTAL LIABILITIES	603,474	564,158

STOCKHOLDERS' (DEFICIT):
Preferred stock, authorized 5,000,000 shares of $.001 par
value, issued and outstanding 20,000, respectively	20	20
Common stock, authorized 200,000,000 shares of $.001 par
value, issued and outstanding 73,971,906 and
71,696,906 shares, respectively	73,972	71,697
Additional paid in Capital	6,924,442	6,835,717
Accumulated (deficit)	(7,214,268)	(7,092,779)
Total Stockholders' (Deficit)	(215,834)	(185,344)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$387,641	$378,814

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.

Consolidated Statements of Operations

(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Revenues	$69,764	$2,387	$102,342	$4,159

Cost of Sales	45,595	683	67,240	1,388

Gross Profit	24,169	1,704	35,102	2,771

Operating Expenses

Selling, General & Administrative	92,894	50,164	132,550	88,272

Total Operating Expenses	2,894	50,164	125,549	88,272

Operating Income (Loss)	(68,725)	(48,460)	(97,448)	(85,501)

Other Income (Expense)

Interest Expense	(12,348)	(9,764)	(24,043)	(18,506)

Total Other Income (Expense)	(12,348)	(9,764)	(24,043)	(18,506)

Net Income (Loss) before Income Taxes	(81,073)	(58,224)	(121,491)	(104,007)

Income Taxes	-	-	-	-

Net Income (Loss)	$(81,073)	$(58,224)	$(121,491)	$(104,007)

Earnings per Share (Basic and Diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	$73,298,005	$84,845,169	$72,582,071	$84,845,169

The accompanying notes are an integral part of these financial statements

FullCircle Registry, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months
	Ended June 30,
	2008	2007
Cash Flows from Operating Activities
Net Income (Loss) from Continuing Operations	$(121,490)	$(104,007)

Adjustments to Reconcile Net Loss to Net Cash

Depreciation & amortization	-	11,112

Stock issued for services	11,000	6,515

Change in Assets and Liabilities
Increase (decrease) in accounts payable	11,247	(6,060)
Increase (decrease) in accrued interest	17,306	(838)
Increase (decrease) in accrued expenses	(19,236)	648
Net Cash Provided (Used) by Operating Activities	(101,173)	(92,630)

Cash Flows from Investing Activities
Net Cash Provided (Used) by Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from notes payable - related party	100,000	125,600
Payments for notes payable	(70,000)	(50,176)
Proceeds from sale of stock.	80,000	20,000
Net Cash Provided by Financing Activities	110,000	95,424

Net Increase (Decrease) in Cash	8,827	2,794

Cash and Cash Equivalents at Beginning of Period	10,068	573

Cash and Cash Equivalents at End of Period	$18,895	$3,367

Cash Paid For:
Interest	$6,341	$19,344
Taxes	$-	$-
Non-Cash Transactions
Stock issued for notes payable and accrued interest	$-	$20,000
Stock issued for services	$11,000	$6,515

The accompanying notes are an integral part of these financial statements.

FullCircle Registry, Inc.

Notes to Consolidated Financial Statements

NOTE 1.  BASIS OF FINANCIAL STATEMENT PRESENTATION.

FullCircle Registry, Inc. has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2008 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2007.

The information furnished herein was taken from the books and records of the Company without audit.  However, such information reflects all adjustments, which are, in the opinion of management, necessary to properly reflect the results of the interim period presented.  The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

The accompanying un-audited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2007, Annual Report on Form 10-KSB.  Operating results for the three months and six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

NOTE 2.  GOING CONCERN.

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

The Company has incurred losses resulting in an accumulated deficit of approximately $7.2 million as of June 30, 2008.

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

NOTE 3.  NOTES PAYABLE – RELATED PARTY

During the June quarter 2008 the company issued a $50,000 promissory note to a related party, a shareholder, that bears interest at 2% per annum and is payable on December 31, 2010.  Accrued interest on this note at June 30, 2008 is $168.

During the quarter ended June 30, 2008, the Company satisfied two related party notes for cash in the amount of $70,000 in principal and $4,337 in accrued interest.

NOTE 4. SHARES ISSUED FOR SERVICES

During the March quarter 2008 the Company issued 100,000 shares to Trent Oakley for services at .04 per share.

During the June quarter 2008 the Company issued 100,000 restricted shares to Trent Oakley for services at .04 per share.

During the June quarter 2008 the Company issued 75,000 restricted shares for services for three new agents at .04 per share.

NOTE 5. SHARES ISSUED FOR CASH

During the June quarter 2008 the Company issued 2,000,000 restricted shares for $80,000 cash for operating capital to a related party, a shareholder, at .04 per share.

NOTE 7.  SUBSEQUENT EVENTS

On July 7, 2008, the company issued 25,000 restricted shares for services for one new agent at .04 per share.

On July 10, 2008, the Company issued a $50,000 promissory note to a related party, a shareholder, that bears interest at 2% per annum and is payable on December 31, 2010.

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

Where this Form 10-Q includes “forward-looking” statements within the meaning of Section 27A of the Securities Act, we desire to take advantage of the “safe harbor” provisions thereof. Therefore, FullCircle Registry, Inc., is including this statement for the express purpose of availing itself of the protections of such safe harbor provisions with respect to all of such forward-looking statements. The forward-looking statements in this Form 10-Q reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. In this Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “future” and similar expressions identify forward-looking statements. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section. We have based these forward-looking statements on our current expectations and projections about future events, including, among other things:

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

Our Strategy

Independent Insurance Agency Mergers and Acquisitions

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

The target model for an insurance agency acquisition is:

•

Agency in a town with a population less than 40,000.

•

Agency that has gross revenues of $50,000 to $150,000.

•

Agency owner that is over the age of 55.

Our research suggests that these smaller agencies are not targets for acquisition by larger companies, and, therefore, their individual owners have limited options for an exit strategy.

We are planning on moving cautiously. We have only 10 agencies targeted for purchase during the first six months after funding is available. We will need ample time to develop the infrastructure and to train the individuals to manage these agencies once acquired. We expect that some of the owners will continue to work and will phase out over time; others will want to exit immediately. We will have to be flexible to move as needed as each situation emerges.

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

We are developing our plans and infrastructure for our new agencies.  Initial plans for our FullCircle wheel of products and services that are in development are; Prescriptions, Medicare services, ENC, Estate planning, Life insurance, Health insurance (Group and Individual), Auto and Home insurance, and Medical Record Storage.  We have identified and engaged talent with expertise in all areas except Auto and Home Insurance. As our name, “FullCircle,” implies, we intend to become a full service, one-stop shop for all insurance and financial planning for our clients.

We have selected two Vice Presidents to manage our Agency acquisition and Agency management functions.

Employees

The Company currently has four employees, two independent contractors and eight broker agents.

Results of Operations for the Three Month Periods Ended June 30, 2008 and 2007

Revenues during the three months ended June 30, 2008 were $69,764 with a cost of sales of $45,595 yielding a gross profit of $24,169 compared to $2,387 in revenues for the same period in 2007 with cost of sales of $683 yielding a gross profit of $1,704 for the same period in 2007

Operating expenses and selling, general and administrative costs during the current three-month period were $92,894 resulting in an operating loss of $68,725 compared to operating expenses of $50,164  for the three months ended June 30, 2007 resulting in an operating loss of $48,460 in the same period in 2007.

Interest expense for the three months ended June 30, 2008 was $12,348 resulting in a net loss from continuing operations of $81,073.  For the three months ended June 30, 2007 the Company had interest expense of  $9,764 and recognized a net loss of $58,224.

Legal, Accounting, and Auditing Expenses.

The major increase in our June Quarter operating expenses has come from SEC compliance requirements for our 10K and 10Q filings, and the development of the S-1 Preferred Share Offering for filing.

During the June Quarter we incurred expenses of $2,189 in accounting fees, $15,190 in auditing fees, and $24,503 in legal services fees for a total of $41,882 in professional fees.

It is anticipated that once the S-1 project is completed our professional fees will be much lower.

Liquidity and Capital Resources

At June 30, 2008 the Company had total assets of $387,641 compared to total assets of $378,814 at December 31, 2007.  The Company had total assets consisting of $18,895 in cash, $0 in property and equipment, and $368,746 investment in the 60,000 name database.  Total assets at December 31, 2007 consisted of $10,068 in cash,  $0 in property and equipment, and $368,746 in investment in our customer database.

At June 30, 2008, the Company had $603,474 in total liabilities.  Total liabilities include $82,517 in accounts payable, $66,371 in accrued interest, $1,023 in accrued expenses, $115,000 in notes payable, $238,563 in notes payable to related parties and $100,000 long-term notes payable-related parties.  Total liabilities at December 31, 2007 were $564,158 which were comprised of $71,271 in accounts payable, $49,065 in accrued interest, $20,259 in accrued expenses, $115,000 in notes payable and $308,563 note payable to related parties.

Net cash used by operating activities for the six months ended June 30, 2008 was $101,173 compared to $92,630 for the same period in 2007.    During the six months ended June 30, 2008, $0 was used for investments, and $110,000 was provided by financing activities.  For the same period in 2007 $0 was used for investments and $95,424 was provided by financing activities,.

As of June 30, 2008 we had no capital commitments.  We are currently focused on increasing revenues from our operations and reducing debt through converting notes payable to common stock.  We may also seek funding from unencumbered securities purchases or from lenders offering favorable terms.  No assurance can be given that we will be able to obtain the total capital necessary to fund our new business plans.  In such an event, this may have a materially adverse effect on our business, operating results and financial condition.

We require additional capital to supplement our anticipated revenues and fund our continuing operations.  We will not begin our insurance agency mergers business plan until sufficient capital is available. We have relied upon advances from officers and shareholders and we have issued stock to finance our operations to this point.

FullCircle currently owes $338,563 in notes payable to related parties, and other notes payable of $115,000. Our auditors have expressed concern that the Company has experienced losses from operations and negative cash flows from operations since inception. We have negative working capital and a capital deficiency at June 30, 2008. These conditions raise substantial doubt about our ability to continue as a going concern.

In late 2007 and 2008 insurance sales revenue began to come in as a result of our transition into the insurance business.  The accounting process; revenue recognition, cost of sales, gross profit and operating expenses will fluctuate as we continue to evolve as an insurance agency.

We have expended considerable time and expenses working life insurance policies and group health insurance policies that should begin to show additional revenues later in 2008.

Restructuring

The board of directors has elected to begin the process of converting FullCircle Registry, Inc., into a holding company.  The company began this process by forming FullCircle Prescription Services, Inc., a wholly owned subsidiary.   It is planned for the company to continue this process by developing FullCircle Insurance Agencies, Inc., and Emergency Notification Services, Inc.  Essentially, all product groups will eventually have their own separate operating companies.   This provides additional protection for FullCircle Registry and allows each company to enter into product specific agreements with agents, contractors, and merchants.

Subsequent Events

S-1 Offering

On July 1, 2008 our S-1 was submitted to the SEC.  We have received a response from the SEC that has requested additional information.  Currently our attorney and accountants are preparing our response.  No assurance can be given that we will be successful with this offering.

1,000,000 SHARES

FullCircle Registry, Inc.

CLASS B PREFERRED STOCK

No public market exists for our preferred shares. The Offering price will be $1.00 per share, and shares will be sold in blocks of 50,000 shares each.  We currently have several investors that have indicated they wish to participate in this offering.

Each share of class B preferred stock will be convertible, upon the expiration of two years following their issuance, to ten shares of class A common stock.  Holders of class B preferred stock will be entitled to vote on corporate matters.  Each share of class B preferred stock will be entitled to ten votes.  Each share of class B preferred stock will pay a $.02 dividend annually until such time as it is converted into class A common stock.

If the S-1 is approved we will make available the Class B Preferred shares to those accredited investors that are interested in this offering.  We will make no attempt to engage a separate organization to market these shares and we will not pay any finders fees for the offering.

Formation of FullCircle Prescription Services, Inc.

Norman L. Frohreich has been named President and CEO, and Jimm Axline has been named Vice President of Operations.

FullCircle Prescription Services, Inc., (FCPS), a wholly-owned subsidiary of FullCircle, has begun operations with the launch of our first beta mailing to the clients in our database.  The database was scrubbed and found to be current with a very high percentage of accurate names and addresses.  The beta mailer introduces the AMPO clients to FullCircleRx and provides an application to become a member of our services.  They are also directed to our new website: FullcircleRx.com.

The response to our first beta mailing has been encouraging.

The company has entered into a fulfillment agreement with a Prescriptions Services provider that will handle all prescription orders for FullcircleRx.com.  The revenue source will be commissions paid to FCPS.  At no time will FCPS handle or process specific prescriptions.  FCPS is operating as a facilitator for clients to enjoy substantial savings in their prescription costs.

FCPS has entered into an agreement with our first major independent contractor who will introduce FullCircleRx to their clients.

FullCircleRx brochures are being developed to provide to our physician associates for distribution in their offices and for use by our independent contractors.  PowerPoint Presentations are also being finalized for the ease of providing the FullCircleRx services via the Internet.

FCPS has also entered into an agreement with a soft card company to provide the infrastructure behind our FullCircleRx Gift Card.  We anticipate that we will be in a position to launch our FullCircleRx Gift Card this year in time for the Christmas gift card season.

The FullCircleRx plan has four phases.

Phase One – Database mailings.

In phase one we are beginning the mailings to our client database.  This beta test and subsequent mailings will continue until all of the previous prescription customers receive notification of our new program.

Phase Two – Independent Contractor Agents

In the Phase Two plan we will complete our brochures and power point tools and begin the requiting of Independent contractors to offer our FullCircleRx plan to their clients.  We have already contracted with our first FullCircleRx independent contractor.

Phase Three - Internet

Once our systems and infrastructure for FullCircleRx has proven to be operational we will begin our Internet marketing plan.

Phase Four – Prescription Gift Cards

We plan to be in a position to bring our prescription gift cards to the market in time for the Christmas gift card season.  We have our soft card agreement completed and are waiting for that company to complete their beta tests.  This will be the first of its kind of gift card for prescriptions since the card can only be used to purchase prescriptions.  Current gift cards from drug stores allow the card to be used for anything sold in those stores.

Since prescription costs are becoming a greater burden for our senior citizens we believe that this prescription specific card will provide a strong service for individuals with relatives and friends needing to help with these soaring costs.

10-K SEC letter

We have received a letter from the SEC requesting language corrections to our 10K filing and to amend that filing with the additional language required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act.  Our attorney, accountant, and auditors are assisting with that response and amendment.

S-1 SEC letter.

We received a response from the SEC regarding our S-1 application.  Their preliminary review has determined that they need further detail in the S-1 document.  Our attorney, accountant, and auditors are preparing these corrections.

Increased Revenues

The increase in revenues for the first six months this year is the result of the efforts of our company personnel selling our insurance products.

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

Not only is this product an integral part of our new ventures, it provides a valuable security for our customers. Each purchaser of the ENC product provides names and addresses of friends and family to be contacted in case of emergency, and in turn, these names provide a prospective customer database for our other products and services.  Our ENC call center is current and has been kept active since inception.

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

Inactive products and services

Our other products that have been previously discussed are currently inactive.  We have elected to narrow our focus to utilize our limited people and financial resources to bring our best services to the surface for optimal revenues.  Consequently, AskPhysicians, Spoken Data, Bright Star, MyClubCard, and Collar ID pet registry products and services are being reserved for later use once our strongest products, services and plans materialize.

New Matters

Web page development

We have begun the foundation development of our new web page direction.  The FullCircleRegistry.com web page has been updated to include our new FullCircleRx Company.   dmcdon.com is our web service provider which is managed by Dennis McDonough our IT services manager.   Marissa Garcia, an independent artist, is providing graphics development.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2008.  Based on that evaluation, they have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management (including such officers) as appropriate to allow timely decisions regarding required disclosure and recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.”

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

For the period ended June 30, 2008, our management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” issued in 1992, to evaluate the effectiveness of our internal control over financial reporting and based upon that framework management has determined that our internal control over financial reporting is effective.

Our management has also determined that there were no changes made in our internal controls over financial reporting during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this quarterly report.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company’s attorneys were notified on May 15, 2008 that the Company had been named as a party in a lawsuit against AMPOII, LLC.  Legal discovery has commenced in this case.  The Company has taken the position that the plaintiffs’ claims are without merit.  We anticipate that as discovery proceeds in this matter, the Company will be in a better position to determine the appropriate course of action in this matter, including making a determination as to whether filing a motion to dismiss is appropriate in this matter.

ITEM 1A.	RISK FACTORS.

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unless otherwise noted, the following shares were issued to an accredited investor in a private transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

During the three month period ending June 30, 2008, in an effort to secure additional operating capital, and to pay down accounts payable and notes payable, the Company borrowed $50,000, with a Promissory Note from a major stockholder of the Company.  This Note, together with interest accrued thereon at the rate of two percent (2%) per annum, shall become due and payable in one lump sum on December 31, 2010. The Note was issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

Subsequent to the June quarter 2008, in July 2008, another Promissory Note for $50,000 was issued to an accredited major stockholder, with a 2% yield payable on December 31, 2010.   The company currently has commitments for additional Promissory Notes.

In April 2008 2,000,000 shares were issued for cash at the rate of .04 per share.

In June 2008 175,000 shares were issued for services at the rate of .04 per share.

In the June quarter 2007 there were no shares issued.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SHAREHOLDERS.

No matters were submitted to security holders to be voted upon during the quarter ending June 30, 2008.

ITEM 5.  OTHER INFORMATION.

There are no further disclosures.  We are building the business model and as soon as relevant information on our progress becomes available we will issue the necessary Forms 8-K and issue press releases.

ITEM 6.  EXHIBITS

Exhibit Title

Location

Number

Certification of Chief Executive Officer/

Attached

31.1

Chief Financial Officer pursuant to section 302

of the Sarbanes-Oxley Act of 2002

Certification of Chief Executive Officer/

Attached

32.1

Chief Financial Officer pursuant to section 906

of the Sarbanes-Oxley Act of 2002*

*The Exhibit attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 19, 2008

FULLCIRCLE REGISTRY, INC.

/s/ Norman L. Frohreich

Norman L. Frohreich

Chief Executive Officer

Chief Financial Officer

22