Form 10KSB/A
period 2007-12-31
FULLCIRCLE REGISTRY INC
filed 2008-09-12
CIK 1127993

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

(Amendment No. 2)

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

Transitional Small Business Issuer Format   Yes  ☐     No  ☒

EXPLANATORY NOTE

This Amendment No.2 on Form 10-KSB/A to the Annual Report on Form 10-KSB for the year ended December 31, 2007 of the Registrant which was filed with the Securities Exchange Commission on May 12, 2008 (the “Original Filing”) is being filed to amend or include certain disclosures contained in Item 8A. Controls and Procedures, Item 8T. Management’s Report on Internal Control Over Financial Reporting, and in the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), this Amendment No. 2 amends Items 8A and 8A(T) in their entirety and contains new certifications pursuant to Rules 13a-14 and 15d-14 under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002. No other information in the Original Filing is amended hereby. This amendment does not have any impact on our audited consolidated financial statements for the fiscal year ended December 31, 2007 or the notes thereto contained in the Original Filing. This Form 10-KSB/A continues to describe conditions as of the date of the Original Filing, and accordingly, the Company has not updated the disclosures contained herein to reflect events that occurred at a later date.

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

Our internal controls over financial reporting are designed by, or under the supervision of, our Chief Executive Officer and Principal Accounting Officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

Item 8A(T).  Management’s Report on Internal Control Over Financial Reporting.

Our Chief Executive Officer, who also acts in the capacity of Principal Accounting Officer, is responsible to design or supervise a process to be effected by our board of directors that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The policies and procedures include:

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

In connection with the preparation of this Annual Report on Form 10-KSB for the year ended December 31, 2007, management, with the participation of our Chief Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act. Our Chief Executive Officer and Principal Accounting Officer have concluded that the design and operation of our internal controls and procedures are effective as of December 31, 2007.  For the year ended December 31, 2007, our management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” issued in 1992, to evaluate the effectiveness of our internal control over financial reporting and based upon that framework management has determined that our internal control over financial reporting is effective.

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

Date:  September 12, 2008

FullCircle Registry, Inc.

By:  /s/ Norman L. Frohreich

Norman L. Frohreich

President, Chief Executive Officer, and

Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  September 12, 2008

By: /s/ Issac Boutwell

Isaac Boutwell

Director

Date:  September 12, 2008

By: /s/ David E. Allen

David E. Allen

Director

Date:   September 12, 2008

By: /s/ Norman L. Frohreich

Normal L. Frohreich

President

Chief Executive Officer

Principal Accounting Officer

Director

5