Form 10-Q
period 2008-09-30
FULLCIRCLE REGISTRY INC
filed 2008-11-19
CIK 1127993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 73,996,906, as of October 24, 2008.

FORM 10-Q

FULLCIRCLE REGISTRY, INC.

Table of Contents

Page

PART I.

Financial Information

Item 1.

Unaudited Financial Statements

3

Consolidated Balance Sheets for September 30, 2008 (Unaudited)

and December 31, 2007

4

Consolidated Statements of Operations (Unaudited) for the

Three Months Ended September 30, 2008 and 2007, and the

Nine Months Ended September 30, 2008 and 2007

5

Consolidated Statements of Cash Flows (Unaudited) for the

Nine Months Ended September 30, 2008 and 2007

6

Notes to Consolidated Financial Statements

7

Item 2.

Management’s Discussion and Analysis or Plan of Operation

12

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

18

Item 4.

Controls and Procedures

19

PART II.

Other Information

Item 1.

Legal Proceedings

19

Item 1A.

Risk Factors

19

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

19

Item 3.

Defaults Upon Senior Securities

19

Item 4.

Submission of Matters to a Vote of Security Holders

19

Item 5.

Other Information

20

Item 6.

Exhibits

20

Signatures

20

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

In the opinion of management, the accompanying unaudited financial statements of FullCircle Registry, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X for the three month periods ended September 30, 2008.  The financial statements reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods.

The information furnished herein was taken from the books and records of the Company without audit.  However, such information reflects all adjustments, which are, in the opinion of management, necessary to properly reflect the results of the interim period presented.  The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

FullCircle Registry, Inc.

Consolidated Balance Sheets

ASSETS
	September 30,	December 31,
	2008	2007
	(Unaudited)

CURRENT ASSETS:
Cash	$4,702	$10,068

Total Current Assets	4,702	10,068

OTHER ASSETS:
Customer database and software	368,746	368,746
Accumulated Amortization	(6,146)	-

Total Other Assets	362,600	368,746

TOTAL ASSETS	$367,302	$378,814

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts Payable	$88,692	$71,271
Accrued Interest	75,685	49,065
Accrued Expenses	3,910	20,259
Notes Payable	105,000	115,000
Notes Payable-related party	248,564	308,563

Total Current Liabilities	521,851	564,158

LONG TERM LIABILITIES:
Notes Payable-related party	150,000	-
Total Long Term Liabilities	150,000	-

TOTAL LIABILITIES	671,851	564,158

STOCKHOLDERS' (DEFICIT):
Preferred stock, authorized 5,000,000 shares of $.001 par
value, issued and outstanding 20,000, respectively	20	20

Common stock, authorized 200,000,000 shares of $.001 par
value, issued and outstanding 73,996,906 and
71,696,906 shares, respectively	73,998	71,697
Additional paid in Capital	6,925,417	6,835,717
Accumulated (deficit)	(7,303,984)	(7,092,779)

Total Stockholders' (Deficit)	(304,549)	(185,344)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$367,302	$378,814

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues	$8,956	$61,845	$111,226	$66,004

Cost of Sales	6,447	22,208	73,687	23,596

Gross Profit	2,508	39,637	37,539	42,408

Operating Expenses

Selling, General & Administrative	82,909	49,232	215,387	137,504

Total Operating Expenses	82,909	49,232	215,387	137,504

Operating Income (Loss)	(80,401)	(9,595)	(177,848)	(95,096)

Other Income (Expense)

Gain on Settlement of Debt	-	-	-	-

Interest Expense	(9,314)	(5,445)	(33,357)	(23,951)

Total Other Income (Expense)	(9,314)	(5,445)	(33,357)	(23,951)

Net Income (Loss) before Income Taxes	(89,715)	(15,040)	(211,205)	(119,047)

Income Taxes	-	-	-	-

Net (Loss)	$(89,715)	$(15,040)	$(211,205)	$(119,047)

Net (Loss) Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	$73,996,091	$85,288,743	$73,097,818	$84,845,169

The accompanying notes are an integral part of these financial statements

FullCircle Registry, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities

Net Income (Loss) from Continuing Operations	$(211,205)	$(119,047)

Adjustments to Reconcile Net Loss to Net Cash
Depreciation & amortization	6,146	11,112
Stock issued for services	12,000	6,515

Change in Assets and Liabilities
Increase (decrease) in accounts payable	17,421	7,627
Increase (decrease) in accrued interest	26,620	3,406
Increase (decrease) in accrued expenses	(16,348)	(13,624)
Net Cash Provided (Used) by Operating Activities	(165,366)	(104,011)

Cash Flows from Investing Activities
Net Cash Provided (Used) by Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from notes payable - related party	150,000	135,600
Payments for notes payable	(70,000)	(50,176)
Proceeds from sale of stock.	80,000	20,000
Net Cash Provided by Financing Activities	160,000	105,424

Increase (Decrease) in Cash from Discontinued Operations	(5,366)	1,413

Net Increase (Decrease) in Cash	(5,366)	1,413

Cash and Cash Equivalents at Beginning of Period	10,068	573

Cash and Cash Equivalents at End of Period	$4,702	$1,986

Cash Paid For:
Interest	$6,737	$20,546
Taxes	$-	$-

Non-Cash Transactions
Stock issued for notes payable and accrued interest	$-	$20,000
Stock issued for services	$12,000	$6,515

The accompanying notes are an integral part of these financial statements.

FullCircle Registry, Inc.
For Period Ending September 30, 2008
Notes to Consolidated Financial Statements

NOTE 1.  BASIS OF FINANCIAL STATEMENT PRESENTATION.

FullCircle Registry, Inc. has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2008 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2007.

The information furnished herein was taken from the books and records of the Company without audit.  However, such information reflects all adjustments, which are, in the opinion of management, necessary to properly reflect the results of the interim period presented.  The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

The accompanying un-audited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2007, Annual Report on Form 10-KSB.  Operating results for the three months and nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

The Company has incurred losses resulting in an accumulated deficit of approximately $7.3 million as of September 30, 2008.

Management's plans with regards to these issues are as follows:

•

Expanding revenues by purchasing, or otherwise acquiring, independent insurance agencies.

•

Using the 68,000 name prescription customer database to provide the foundation of the FullCircle Prescription Service business.

FullCircle Registry, Inc.
For Period Ending September 30, 2008
Notes to Consolidated Financial Statements

•

Developing a new customer base from the recruitment of contractors/agents to market our FullCircleRx Relief prescription services.

•

Acquiring new customers from internet marketing, and brochure distribution to assist people in the Donut Hole part of Medicare Part D and others that are un-insured and underinsured.

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

FullCircle Registry, Inc.
Earnings (Loss) Per Share
(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Net Income (Loss)	$(89,715)	$(15,040)	$(211,205)	$(119,047)

Net Income (Loss) Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	73,996,091	85,288,743	73,097,818	84,845,169

FullCircle Registry, Inc.
For Period Ending September 30, 2008
Notes to Consolidated Financial Statements

NOTE 4. NOTES PAYABLE

The Company's notes payable obligations, both related party and unrelated, are as follows for the period ending September 30, 2008 and December 31, 2007.

	September 30, 2008	December 31, 2007
		(Unaudited)
Notes Payable -Related Parties

Notes Payable to various shareholders and Officers bears	$25,000	$70,000
Interest at 8.0% per annum principal and interest due on Demand

Notes Payable to various shareholders and Officers bears
Interest at 10.0% per annum principal and interest due on Demand	$223,564	$223,564

Notes Payable to various shareholders and Officers bears
Interest at 12.0% per annum principal and interest due on Demand	$-	$15,000

Total Notes Payable - Related Parties	$248,564	$308,564

Notes Payable - Other

Notes Payable to various individuals bears Interest at 8.0%	$65,000	$60,000
per annum principal and interest due on Demand

Notes Payable to various individuals bears Interest at 12.0%
per annum principal and interest due on Demand	$40,000	$55,000

Total Notes Payable - Other	$105,000	$115,000

Total Current Liabilities - Notes	$353,564	$423,564

Notes Payable Long-Term Liabilities

Notes Payable to various shareholders bears interest at 2%
per annum principal and interest due on December 31, 2010	$150,000	$-

Total Long-Term Liabilities - Notes	$150,000	$-

Total Liabilities Notes	$503,564	$423,564

Accrued interest on these notes on September 30, 2008 was $75,685, and on December 31, 2007 accrued interest was $49,065.

FullCircle Registry, Inc.
For Period Ending September 30, 2008
Notes to Consolidated Financial Statements

NOTE 5.  RELATED PARTY

The Company received advances from shareholders during the 2008 year for operating needs. The balance of the notes payable to related parties was $398,564 on September 30, 2008 and $308,564 on December 31, 2007 respectively.

During the March quarter 2008 the company issued a $50,000 promissory note to a related party, a shareholder, that carries interest at 2% and is payable on December 31, 2010. Accrued interest on this note at September 30, 2008 is $612.00.

During the June quarter 2008 the Company issued 2,000,000 restricted shares for $80,000 cash for operating capital to a related party, a shareholder, at .04 per share.  The funds were used to satisfy two notes for cash in the amount of $70,000 in principal and $4,337 in accrued interest.

During the June quarter 2008 the company issued a $50,000 promissory note to a related party, a shareholder, that carries interest at 2% and is payable on December 31, 2010. Accrued interest on this note at September 30, 2008 is $419.86.

During the September quarter 2008 the company issued a $50,000 promissory note to a related party, a shareholder, that carries interest at 2% and is payable on December 31, 2010. Accrued interest on this note on September 30, 2008 is $224.66.

NOTE 6. COMMON STOCK

During the March quarter 2008 the company issued 100,000 shares to Trent Oakley for services at .04 per share.

In April 2008, 2,000,000 shares were issued for cash at the rate of .04 per share.

During the June quarter 2008 the company issued 100,000 restricted shares to Trent Oakley for services at .04 per share.

During the June quarter 2008 the company issued 75,000 restricted shares for services for three new agents at .04 per share.

During the September quarter 2008 the company issued 25,000 restricted shares for services for one new agent at .04 per share.

NOTE 7. INTANGIBLE ASSETS

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

FullCircle Registry, Inc.
For Period Ending September 30, 2008
Notes to Consolidated Financial Statements

In 2007 the Company assumed a note payable to Norlander Information Services in the amount of $50,000, which increased the investment amount in AMPO II.  The total investment in AMPO on December 31, 2007 was $368,746.  Also during 2007, AMPOII ceased their operations and discontinued their business.  As part of the investment, the Company was transferred the exclusive rights to the AMPOII database of customers.  The Company has recorded this as an intangible asset for the amount the Company had invested in AMPOII, Inc., that will be amortized over a 15 year useful life.  The Company will also apply the guidance in SFAS No. 142, “Goodwill and Other Intangible Assets,” wherein they will perform an impairment analysis periodically to determine asset value.  At December 31, 2007, the customer database had not been put into service and, therefore has not been amortized.  Amortization began in July 2008 using straight line approach over a 15-year period. The amortization expense for the quarter ended September 30, 2008 was $6,146.

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

Results of Operations for the Three Month Periods Ended September 30, 2008 and 2007

Revenues during the three months ended September 30, 2008 were $8,956 with a cost of sales of $6,447 yielding a gross profit of $2,508 compared to $61,845 in revenues for the same period in 2007 with cost of sales of $22,208 yielding a gross profit of $39,637 for the same period in 2007.

Operating expenses and selling, general and administrative costs during the current three-month period were $82,909 resulting in an operating loss of $80,401 compared to operating expenses of $49,232  for the three months ended September 30, 2007 resulting in an operating loss of $9,595 in the same period in 2007.

Interest expense for the three months ended September 30, 2008 was $9,314 resulting in a net loss from continuing operations of $89,715.  For the three months ended September 30, 2007 the Company had interest expense of  $5,445 and recognized a net loss of $15,040.

Legal, Accounting, and Auditing Expenses.

The major increase in our September Quarter operating expenses has come from SEC compliance requirements for our 10K and 10Q filings, and the development of the S-1 Preferred Share Offering for filing.

During the September Quarter we incurred expenses of $32,224 in professional fees including accounting, auditing, web design, brochure design, and legal services fees.

It is anticipated that once the S-1 application is completed our professional fees will be much lower.

Liquidity and Capital Resources

At September 30, 2008 the Company had total assets of $367,302 compared to total assets of $378,814 at December 31, 2007.  The Company had total assets consisting of $4,702 in cash and $368,746 less amortization of $6,146 investment in the 68,000 name database.  Total assets at December 31, 2007 consisted of $10,068 in cash and $368,746 in investment in our customer database.

In the September quarter the company began depreciating our database on a 15-year amortization plan of expensing $6,146 per quarter.

At September 30, 2008, the Company had $671,851 in total liabilities.  Total liabilities include $88,692 in accounts payable, $75,685 in accrued interest, $3,910 in accrued expenses, $105,000 in notes payable, $248,564 in notes payable to related parties and $150,000 long-term notes payable-related parties.  Total liabilities at December 31, 2007 were $564,158 which were comprised of $71,271 in accounts payable, $49,065 in accrued interest, $20,259 in accrued expenses, $115,000 in notes payable and $308,563 note payable to related parties.

Net cash used by operating activities for the nine months ended September 30, 2008 was $165,366 compared to $104,011 for the same period in 2007.    During the nine months ended September 30, 2008, $0 was used for investments, and $160,000 was provided by financing activities.  For the same period in 2007 $0 was used for investments and $105,424 was provided by financing activities,.

As of September 30, 2008 we had no capital commitments.  We are currently focused on increasing revenues from our operations and reducing debt through converting notes payable to common stock.  We may also seek funding from unencumbered securities purchases or from lenders offering favorable terms.  No assurance can be given that we will be able to obtain the total capital necessary to fund our new business plans.  In such an event, this may have a materially adverse effect on our business, operating results and financial condition.

We require additional capital to supplement our anticipated revenues and fund our continuing operations.  We will not begin our insurance agency mergers business plan until sufficient capital is available.  We have our FullCircleRx Relief program established and are poised to begin our marketing plans once the necessary capital is available.  We have relied upon advances from officers and shareholders and we have issued stock to finance our operations to this point.

FullCircle currently owes $398,563 in notes payable to related parties, and other notes payable of $105,000. Our auditors have expressed concern that the Company has experienced losses from operations and negative cash flows from operations since inception. We have negative working capital and a capital deficiency at September 30, 2008. These conditions raise substantial doubt about our ability to continue as a going concern.

In late 2007 and 2008 insurance sales revenue began to come in as a result of our transition into the insurance business.  The accounting process; revenue recognition, cost of sales, gross profit and operating expenses will fluctuate as we continue to evolve as an insurance agency.

We have expended considerable time and expenses marketing and selling life insurance policies and group health insurance policies.  With recent economic conditions life insurance policies have been more difficult to place.  Specifically, recent negative reports about insurance companies have impacted our ability to sell insurance products.

S-1 Offering

On July 1, 2008 our S-1 was submitted to the SEC.  We have received a response from the SEC that has requested additional information.  Currently our attorney and accountants are preparing our response.  No assurance can be given that we will be successful with this offering.

1,000,000 SHARES

FullCircle Registry, Inc.

CLASS B PREFERRED STOCK

No public market exists for our preferred shares. The Offering price will be $1.00 per share, and shares will be sold in blocks of 50,000 shares each.  We currently have several investors that have indicated they wish to participate in this offering. It is anticipated that existing shareholders and friends of the company will provide the necessary capital to complete this offering once approved.

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

Corporate Structure

The Board of Directors has elected to begin the process of compartmentalizing FullCircle’s corporate structure as the Company expands its range of services and products.  All product and service groups will eventually have their own separate operating subsidiaries.   The Board feels that this structure will provide additional protection for FullCircle and will allow each subsidiary to enter into product-specific agreements with agents, contractors, and merchants.  The Company began this process in the June Quarter by forming FullCircle Prescription Services, Inc. (“FCPS”), a wholly-owned subsidiary.   In the September Quarter the Company formed another wholly-owned subsidiary, FullCircle Insurance Agency, Inc.  Both companies are poised to begin activities once funding is available.

FullCircle Prescription Services, Inc.

FCPS has begun operations with the launch of our first beta mailing to the clients in our database in the September Quarter.  The database was analyzed and found to be current with a very high percentage of accurate names and addresses.  The beta mailer introduces the prior AMPO clients to FullCircleRx and provides an application to become a member of our services.  They are also directed to our website: Medshelp4U.com.

The response to our first beta mailing has been encouraging.  The Company has performed necessary corrections in our order entry process between our websites and our pharmacy’s servers.  We are poised to begin our second beta test mailings.

The Company has entered into a fulfillment agreement with a prescriptions services provider that will handle all prescription orders for Medshelp4U.com and FullcircleRx.com.  Revenues will be generated from commissions paid to FCPS.  At no time will FCPS handle or process specific prescriptions.  FCPS is operating only as a facilitator for clients to enjoy substantial savings in their prescription costs in the world markets.  The pharmacy that we have contracted with utilizes the same manufacturing facilities worldwide that provide FDA approved medications to the U.S. pharmacies.

To offset overhead costs associated with establishing new independent contractors, agents and customers, FCPS is charging a one-time lifetime membership fee of $25 per customer.  All other costs for the maintenance and servicing of our customers will be performed by our contracted pharmacy.

FCPS has entered into an agreement with our first major independent contractor who will introduce FullCircleRx program to their clients.

Additionally, we are in the process of negotiating agreements with several community churches and larger area church organizations that can use our FCPS services to assist their parishioners to save money and at the same time provide for an excellent fund raising opportunities for their programs.

FullCircleRx brochures have been developed to provide to our physician associates for distribution in their offices and for use by our independent contractors.   Brochures are now available to customers and stockholders who contact our corporate offices.  We have begun distributing our brochures to doctors, clinics, and hospitals.

We have begun the recruiting of independent Contractors and Agents for marketing our Prescription Services.  The Company has scheduled training programs to be conducted in our corporate offices.  We have developed PowerPoint presentations to assist in training those contractors and agents that cannot attend our training classes and also intend to deliver to customers via the Internet.  Our first contractor training program was conducted at our company office on November 13.

FCPS has entered into an agreement with a soft card company to provide the infrastructure behind our FullCircleRx Gift Card.  We anticipate that we will be in a position to launch our FullCircleRx Gift Card this year.

The FullCircleRx Business Plan

The FullCircleRx plan has four phases.

Phase One – Database mailings.

In phase one we are beginning the mailings to our client database.  This beta test and subsequent mailings will continue until all of the previous AMPO prescription customers receive notification of our new program.  We have several phases planned for the beta test that involves a series of three mailings to each customer.

Phase Two – Independent Contractor Agents

In the Phase Two plan we will complete our brochures and power point tools and begin the requiting of Independent contractors to offer our FullCircleRx plan to their clients.  We have already contracted with our first major FullCircleRx independent contractor.  We are currently entering into Phase Two and have completed several stages of this Phase.  The contractor applications and the contractor agreements have been completed and approved by counsel.  Contractor applications and agreements are being sent out.  We have received several applications and have processed several agreements.

Phase Three - Internet

Once our systems and infrastructure for FullCircleRx has proven to be operational we will begin our Internet marketing plan.  This Phase brings internet search optimization into play by directing potential customers to our website who are trolling the Internet for certain Keywords like; Medicare prescriptions, Medicare Part D, birth control prescriptions, fertility drugs, discount medications, discount prescriptions, etc.

Phase Four – Prescription Gift Cards

We have our soft card agreement completed and are waiting for our soft card service provider to complete their beta tests.  This gift card program will be the first of its kind.  Currently, gift cards from drug stores allow the card to be used for anything sold in those stores. Our gift cards can only be used to purchase prescriptions and nothing else.

Since prescription costs are becoming a greater burden for our senior citizens we believe that this prescription specific card will provide a strong service for individuals with relatives and friends needing to help with these soaring costs.  Additionally, it will provide the giver peace of mind that the funds are being used to purchase needed medications only.

Expectations

It is our belief that most of the growth in our prescription service business will occur through mailings, doctor’s offices, and word of mouth, etc.  Once customers experience great savings they will help carry the torch for us.

Initially, we do not anticipate strong results from the Internet.  Most of our target market, our senior citizens, do not use the Internet for their medicine purchases.  However, as more and more of our baby boomers enter the retirement age we expect this marketing avenue to increase significantly.

We do expect that our Internet marketing to the younger group of women that are searching for birth control prescriptions will become a good market for us.  Our birth control prescription website will be launched as soon as funding is available.

10-K SEC letter

We received a letter from the SEC requesting language corrections to our 10K filing and to amend that filing with the additional language required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act.

Our amendment was completed and submitted on September 12, 2008.  On September 18, 2008 we received a letter from the SEC stating that it had completed its review of our Form 10-KSB and related filings and had no further comments at this time.

We are very pleased that FullCircle has fulfilled all of the necessary responses and have been given the approval from the SEC for our filing.  Further, we thank the SEC for its guidance.

All of our communication with the SEC is now provided for our shareholders on Edgar.

S-1 SEC letter.

We received a response from the SEC regarding our S-1 application.  Their preliminary review has determined that they need further detail in the S-1 document pertaining to our database valuation.  Our attorney, accountant, and auditors are preparing these corrections.

It has taken considerable time and expenditures to acquire a valuation of our database.  Intangible assets are very difficult to appraise and require valuations to be performed by experienced valuation professionals.  We have engaged a professional intangible asset appraiser and the firm is working on providing the necessary documentation of the valuation of our database.

Revenues

The increase in revenues for the first nine months this year is the result of the efforts of our company personnel selling our insurance products.  Although the recent three month period revenues were disappointing, we believe that once consumer confidence returns to the insurance marketplace we will again be in a position to sell additional insurance products.

We also anticipate that our FCPS will begin generating revenues in the fourth quarter of 2008.  The process to find and inform our potential customers of the tremendous savings is time consuming.  It is anticipated that once our customers experience this great savings they will begin to share with family and friends.  Some of our initial customers have realized a savings of up to $3,200 per year.

The investment to increase our exposure will begin when our funding is available.

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

Other Business

Emergency Notification Company

The ENC product is operational and poised for growth.  This product’s web page is staged to be updated with the availability of the new funding.

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

Medical Records Storage and Retrieval services

The on-line vault server for Medical Record Storage was upgraded to Web 2.0 standards for productivity and security.  We believe that our Medical Records Storage original core business was ahead of its time.  Now that politicians are continuing to emphasize this very important service and the fact that Google has announced it is entering the storage business with an agreement with the Cleveland Clinic, we believe the timing is right to offer these services as a stand alone product or bundled with our other products.

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

Web page development

We have begun the foundation development of our new web page direction.  The FullCircleRegistry.com web page has been updated to include our new FullCircleRx Company.  Our Medshelp4U.com website has been launched as well.   dmcdon.com is our web service provider which is managed by Dennis McDonough our IT services manager.   We are outsourcing web page design to professionals.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the most recent fiscal quarter covered by this quarterly report (the “Evaluation Date”), has concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.

There were no changes in the Company’s internal control over financial reporting identified in connection with the Company’s evaluation of controls that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company’s attorneys were notified on May 15, 2008 that the Company had been named as a party in a lawsuit against AMPOII, LLC.  Legal discovery has been ongoing.  The Company takes the position that the plaintiffs’ claims against the Company are without merit.  The Company is currently seeking a swift resolution to this matter.

ITEM 1A.  RISK FACTORS.

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unless otherwise noted, the following shares were issued to an accredited investor in a private transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

During the three month period ending September 30, 2008, in an effort to secure additional operating capital, and to pay down accounts payable and notes payable, the Company borrowed $50,000, with a Promissory Note from a major stockholder of the Company.  This Note, together with interest accrued thereon at the rate of two percent (2%) per annum, shall become due and payable in one lump sum on December 31, 2010. The Note was issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

In January 2008 100,000 shares were issued for services at the rate of .04 per share.

In April 2008 2,000,000 shares were issued for cash at the rate of .04 per share.

In June 2008 175,000 shares were issued for services at the rate of .04 per share.

In July 2008 25,000 shares were issued for services at the rate of .04 per share.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SHAREHOLDERS.

No matters were submitted to security holders to be voted upon during the quarter ending September 30, 2008.

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

Date:  November 19, 2008

FullCircle Registry, Inc.

By:  /s/ Norman L. Frohreich

Norman L. Frohreich

President, Chief Executive Officer, and

Chief Financial Officer

20