Form 10-K
period 2008-12-31
FULLCIRCLE REGISTRY INC
filed 2009-04-03
CIK 1127993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

X .	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2008

.	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 333-51918

FULLCIRCLE REGISTRY, INC.

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	87-0653761 (I.R.S. Employer Identification No.)

161 Alpine Drive, Shelbyville, Kentucky 40065
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (502) 410-4500

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
(None)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes      or No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes      or No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      or No     .

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer .	Accelerated filer .	Non-accelerated filer . (Do not check if a smaller reporting company)	Smaller reporting company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes        No  X .

The aggregate market value of the voting stock of the registrant held by non-affiliates (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the registrant’s common stock) of the registrant as of March 26, 2009 was approximately $1,233,899.

The number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2008 was 77,970,573 Class A common shares and 20,000 Class B preferred shares.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal years ended December 24, 1980).

PART I

ITEM 1.  Description of Business.

History:

Our initial business began in 2000 with the formation of FullCircle Registry, Inc.  We were initially a technology-based business that provided emergency document and information retrieval services.  Our services included: providing customers with secure storage and immediate access to their critical medical records, legal documents (living wills, powers of attorney, “do not resuscitate” orders, etc.) and emergency contact information.  The system was designed to allow medical personnel to quickly obtain critical information.  We provided these services directly to subscribers and through strategic alliances with health care providers.

Our Business:

In December 2006 our directors unanimously consented that the Company should become an insurance agency. An application for a business entity license was submitted to the Department of Insurance in the Commonwealth of Kentucky. On February 27, 2007 a business entity license for Life and Health was issued to the Company. After March 1, 2007 appointment applications were submitted to various carriers and brokerage agencies.

We have retained the services of Norman L. Frohreich, a business consultant who specializes in assisting businesses improve profitability and assisting in turn-around projects. He has been retained to formulate and direct the expansion of the new insurance business model and the growth of FullCircle Registry, Inc. It is Mr. Frohreich’s vision to emulate the H&R Block and Edward Jones business models and launch an insurance agency acquisition plan in rural America. Thus, we will expand the business model to include markets outside the greater Louisville area into a national arena similar to H&R Block and Edward Jones.  This focus is not available today in our insurance industry in rural America as the captured agents working for individual companies have made it very difficult for independent insurance agencies to survive with a narrow product inventory.

It is also our vision to add to and improve the product offerings for insurance agencies to provide more complete services to their existing customers.  In today’s age of specialists and specialties we have lost sight of the need for busy people to be given the choice to purchase all of their insurance products from someone they know and trust.

In December 2007 Mr. Frohreich was appointed as President and CEO of FullCircle Registry, Inc.  Mr. Frohreich introduced a business plan to the directors and has since been finalizing those plans designing the infrastructure, locating additional talent and preparing the Form S-1 document for the SEC application to issue preferred shares to fund the Company plans.

It is very expensive and difficult for an emerging idea to be able to work with the numerous state and federal regulations in effect today.  A great deal of Frohreich’s time and our Company resources over the last twenty-three months has been utilized maintaining Securities and Exchange Commission compliance and developing our application for funding.  We wish to share with our stockholders that we believe this is a very worthwhile cause and will continue to pursue sources of funding to enable us to continue to be SEC compliant and to build this business plan.

In these difficult times we believe that the demand for additional cost savings in all insurance and medical products and services will become even more apparent as individuals, businesses and even local governments struggle to maintain their protection at an affordable cost.  By providing additional products and services to individual agencies we believe that we can become even more cost and price effective in this business area.

We are developing our plans and infrastructure.  Initial plans for our FullCircle wheel products and services that are in development are: Medicare Services, ENC, Prescriptions, Estate Planning, Life Insurance, Health Insurance (Group and Individual), Auto and Home Insurance, and Medical Record Storage.  We have identified and engaged talent with expertise in all areas except Auto and Home Insurance. As our name “FullCircle” implies, we intend to become a full service, one-stop shop for all insurance and financial planning for our clients.

In furtherance of these plans, in 2008 FullCircle Registry formed two new wholly-owned subsidiary companies: FullCircle Insurance Agency Inc. and FullCircle Prescription Services, Inc.

FullCircle Insurance Agency, Inc.

The FullCircle Insurance Agency, Inc. was founded in August 2008.

FullCircle Insurance Agency Strategy:

Currently we have three major focus directions for our Insurance Agency Company.

1.

Provide exit plans for existing rural insurance agencies.

2.

Provide a one-stop shop for all insurance products.

3.

Estate planning assistance and consulting services with attorneys.

Exit plans for rural insurance agencies:

The Baby Boomer generation is entering the retirement age.  Our country has been blessed with so many entrepreneurs who have started their own companies and have generated a new wealth in our nation. Unfortunately, these baby boomers are nearing retirement age and, because of our current economic conditions, have few options to exit their businesses.  Small business is our economy and is the largest employer in our economy today.  They make up over 80% of the jobs in America today.

Through our research we have determined that the average age of our target insurance agency owners is now 54 years.  There are over 700,000 independent insurance agencies in our country today.  Our research has revealed that over 25% of these owners have no exit plan from their agencies and have limited opportunities to pass on the value of their hard work.  We believe the issue is not going to change; it is going to worsen for them.  With current credit problems, it will be difficult to finance the purchase of these agencies unless they can bring in sufficient cash to appease the bankers.  These business owners are in trouble and have few options to pass on their lives’ work.

These agency owners have educated their children but their children are not returning to rural America to continue with “Dad or Mom’s” work.  In the older days businesses were passed on from generation to generation.  Our culture has changed.

FullCircle has studied this issue and has determined that it is going to be a huge economic factor in the years to come, not only in the insurance business but also in many other small business industries as well.

We believe that we can provide the solution for an exit plan.  We do not feel we need to spend cash to make this formula work. We can offer share and/or profit incentives for the transfer of loyalties, assets and bottom line revenue participation.  We believe that few other organizations recognize this problem/issue in the insurance industry.  Nowhere can we find a similar rural America business model in the insurance industry.

The plan is to provide for these agencies to increase their product portfolio to the extent that they can increase revenues and at the same time move out of their business into retirement.  Our exit plan is designed to phase these owners out while we bring in newly trained individuals who will become part of the community as has occurred with Edward Jones and H&R block models.

Our target acquisition candidates will be:

1.

An agency in a town with a population less than 40,000.

2.

An agency that has gross revenues of $50,000 to $150,000.

3.

An agency owner that is over the age of 55.

Our research suggests that these smaller agencies are not targets for acquisition by larger companies; therefore, their individual owners have no or limited exit strategy opportunities.

We are planning on moving cautiously initially. We have only 10 agencies targeted for purchase during the first year after funding is available. We will need ample time to develop the infrastructure and to train the individuals to manage these agencies once acquired. We expect that some of the owners will continue to work and will phase out over time; others will want to exit immediately. We will have to be flexible to move as needed as each situation emerges.

Revenue Projections:

The following projection timeline is based on the assumptions of available funding.  The timeline begins when funding is available.  The five-year growth forecast assuming an average of $100,000  initial revenue from agencies when acquired, then expanding to an average of $200,000 revenue per agency after new products are introduced.

	12 mos.	24 mos.	36 mos.	48 mos.	60 mos.	72 mos.

Agencies	10	30	75	125	175	200

Agency Gross Rev	$150K	$3.0M	$9.37M	$18.75M	$35M	$40M

Any financial projection discussion of FullCircle included in this document is based upon assumptions that we believe to be reasonable.  Even if the assumptions underlying its plans prove to be correct, there can be no assurance that FullCircle will not incur substantial operating losses in attaining its goals.  There can be no assurance that the objectives will be realized if any of the assumptions underlying its plans prove to be incorrect.  The Directors of FullCircle have studied and are familiar with the current insurance market, however, investors should be aware that no independent market studies have been conducted by us regarding the proposed business plans other than our own independent research nor are any such studies currently planned.

We have several strong licensed insurance industry veterans to provide the training and leadership for this task. We have the space in our corporate office to establish a training center for our initial needs. We initially expect to operate in a five state area: Kentucky, Indiana, Illinois, Ohio and Tennessee. Once the model is developed and operating, we expect to move into other regional offices so that we can service these agencies from a close proximity. We believe we can operate up to 25 agencies per regional office.

Once the agencies are acquired we will begin the process of adding our products to their portfolios and services. We expect to receive additional income blending in our other products.  We expect to receive assistance from our major insurance company partners; many have already indicated they are aware of agent-owners who are looking for exit strategies. Many major insurance companies are beginning to acquire larger agencies but the smaller rural agencies are being passed over.  Our goal is to merge with hundreds of these agencies over the next several years. We have already been in contact with a number of agencies that are looking for an exit plan.

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

We have selected an industry veteran as V.P. Operations to manage our agency acquisition and agency management functions.

We will continue recruiting independent licensed agents.  We feel that we have a very unique recruiting proposition when it comes to obtaining quality agents for the company.  We will be able to offer attractive commission rates while giving the agent the opportunity for ownership in the company through a company stock incentive plan. This ownership by the agent will also help serve as retention tool in an industry where turnover is high.

Upon the completion of funding our S-1 offering, we will proceed with the agency acquisitions.

One-Stop Shop for Insurance:

As mentioned in our introduction the insurance industry has become extremely fragmented and specialized. Only in larger metropolitan areas are customers able to make a one-stop visit to take care of all of their insurance needs and that service is not readily available.  Usually a customer must visit with several agents to complete all of their insurance needs.  FullCircle Insurance Agency, Inc. wishes to turn the trend back to a one-stop shop where the customer can receive diversified products working with one agent.

One of the reasons for this problem is the complicated regulations that occur in each state.  Unlike other products the insurance industry is regulated by state and federal governments and each state has its own special interest and regulations.  Crossing the border into another state is forbidden and illegal when it comes to selling Medicare products.  It is our mission to develop agencies in all states that can service clients in all states.

Also in our One-Stop plan, we will provide Life Insurance, Medicare Insurance, Annuities, Home Owner Insurance, Car Insurance, Liability Insurance, Group Medical Plans, Mini-Med Programs, Prescription Services and Estate Planning Consulting.  We have one attorney that we have begun assisting by providing consulting services and insurance products.

The message here is that there is so much unknown information about our health care costs that people cannot keep up and protect themselves from the exploding health care expenses and other difficult insurance issues.  Larger agencies do not have the time to properly inform their customers and they usually work on an assembly line process.  FullCircle is wishing to provide the latest information to help people understand the intricacies of the health care and insurance industry and help to combat exploding costs.

Estate Planning Assistance and Consulting:

We expect to partner up with local attorneys to expand this product offering.  We are informed of many problems that attorneys find out about insurance products from their clients after it is too late for them to correct the inappropriate direction provided by the agent.

It is important to mention that there are serious problems in the credibility of insurance products today.  As was covered in a recent “60 Minutes” segment, many people who are purchasing annuities are not informed about the penalties incurred with early withdrawals of funds for emergency purposes. We believe that there are good investment annuity products but also believe that each customer should be informed as to the benefits and the risks of those investments.

Upon funding we will begin preparing brochures and contacting attorneys to be of assistance to their clients for integrity services.

Phase one of our new Insurance Agency Company is currently in motion and new revenue is anticipated.

FullCircle Prescription Services, Inc.

FullCircle Prescription Services, Inc. was founded in June 2008.

FullCircle Prescription Services History:

In September of 2005, the Company entered into an agreement with AMPO II, Inc. (“AMPO II”), a Kentucky corporation.  Under the agreement, the Company would issue 1,496,926 shares of FullCircle Registry, Inc. stock and pay up to $150,000 over a nine-month period in exchange for fifty percent (50%) of the outstanding AMPO II stock.  The AMPO II shares received by the Company are 50% voting and 50% non-voting.  Under the agreement the Company did not have any other obligation to AMPO II. AMPO II was formed in 2004 to provide prescription fulfillment and assistance programs and companies.

Due to the loss of the GE Benefits program in 2006, AMPO II moved into the FullCircle offices in September 2006 and continued to maintain its large database of prescription drug customers for access and future use by FullCircle.   In 2007 in return for the use of the FullCircle office space, AMPO II has turned over all residual revenues and assets.

It is planned to utilize the AMPO II vehicle to be part of our prescription spoke in the FullCircle wheel of services in our new company, FullCircle Prescription Services, Inc. We have begun to utilize its 68,000 name database.

FullCircle Prescription Services, Inc. has been established for the purpose of handling our new prescription services program. We have, with very cautious expense controls, been contacting potential contractors and agents to help move the project forward but are limited as to how aggressive we can be given limited capital. Our launch with our FullCircleRx plan has been delayed somewhat waiting on funds, but FullCircle Prescription Services, Inc. has begun operations.

Also, being mindful of the billions of dollars that were spent on gift cards in the Christmas season last year, we believe that there is a place for a prescription company specific gift card. We have entered into an agreement with a new soft card company, Acap Security, Inc., to provide an additional financial vehicle for our FullCircle Prescription Services. The PinPay soft card combined with our arrangements with an international prescription fulfillment center will be the vehicle used to expand into that market. We are expecting to become operational with these soft card services once funding is available.

We have finalized our negotiations with a large Canadian pharmacy that is also licensed in the United States and have begun providing services for our customers to participate in savings with their medications.  Our pharmacy utilizes the same manufacturing facilities worldwide that provide FDA approved medications to the U.S. pharmacies.  Our pharmacy can deliver U.S. prescription medications as well as medications from around the world at highly reduced rates. Our clientele will have the option to select prescription services from one supplier for a U.S. filled prescription or an international filled prescription, their choice.  Current pricing can provide savings of up to 70% on many name brand prescription drugs.  Our “Shop the World” program in our websites gives our customers a pricing tool and quality not offered elsewhere today.

Additionally, we are in the process of negotiating with several community churches and larger area church organizations that can use our prescription services to assist their parishioners to save money and at the same time provide for excellent fund raising opportunities for their programs.

The prescription services will also be made available to the new insurance agencies that join our Company.  This will provide a new personalized service to add to their existing books of business in rural America.

FullCircleRx brochures have been developed to provide to our physician associates for distribution in their offices and for use by our independent contractors.   Brochures are now available to customers and stockholders who contact our corporate offices.  We have begun distributing our brochures to doctors, clinics, and hospitals.

Our new web pages:  www.fullcircleRx.com and www.medshelp4U.com have been launched and are operational.   Our customers can Shop the World and subscribe to our services on line.  We have other new web pages in development to troll the Internet for those who are looking for Birth Control Pills, Fertility Drugs, Medicare Part D assistance, and Donut Hole Assistance.  Our progress is restricted awaiting the funding.

FullCircle Prescription Services, Inc. has one full-time operations manager and two other employees who are available for incoming calls.  We expect to be retaining additional call center employees once the call traffic increases.

We have begun to test our database by contacting prior AMPO customers.  We have received a good response from our mailing and telemarketing efforts, and once funding is available, our efforts will be increased.  We are currently building the infrastructure.  We must acquire funding from our offering to enable us to begin our marketing  process of our FullCircleRx.com business plan.

We have entered into agreements with 35 independent contractors and independent agents to find the customers who are in need of assistance in reducing the cost of their medications.  In addition, we have retained a 22 person call center to contact our AMPO database of potential customers.  Recently the call center has begun to contact our AMPO customers and the results are above expectations.

We plan to place three mailings into our database and then, for those who have not responded, we will place those customers with our call center.

In summary the marketing of our FullCircleRx prescription assistance program is:

1.

AMPO database mailings.

2.

Churches as contractors for fund raising projects.

3.

Large marketing media like RV Trader, Auto Trader, etc.

4.

Database sharing with organizations that do similar medical marketing  but not in our niche or do not have prescription assistance programs.

5.

Leasing or selling rights to our database as it continues to grow and evolve.

6.

Insurance agents and agencies.

7.

Small businesses without health benefits.

8.

Web marketing. Fertility drugs, birth control drugs, Medicare Donut Hole problems, etc.

9.

Word of mouth (incentives for existing customers to send us new customers).

10.

Contractor and agent campaign through mailings and advertising.

11.

Prescription gift card for friends and families to assist the elderly in the cost of their medications.

12.

City, County, and State government employees.

13.

Multipurpose FullCircle FullServices Health Card

A contractor will be compensated on a per medication basis and will have sufficient commission available to hire agents to spread the marketing nationwide.  We have designed the business model to limit overheads for the performance of the plan.  Once a customer is signed as a member we move the management and the operational costs to our pharmacy in Canada.  We accept no health records and we do not accept prescriptions.  That is the function of our contracted pharmacy.  For the most part we will operate the FullCircleRx plan with very few administrative assistants.  Reorders of medications will be in the hands of our mail order pharmacy.   We will continually audit that process by contacting our members on a regular basis to assure they are receiving excellent service.  In return for finding customers, the company will receive a commission percentage as well as a medication fill fee.

FullCircle Prescription Services, Inc. Revenue Projections:

The following projection timeline is based on the assumptions of available funding.  The timeline begins when funding is available to support brochures, websites, mailings and office infrastructure.

	Year 1	Year 2	Year 3	Year 4	Year 5

Projection of Revenue from Database
Application Fees	$25,000	$50,000	$75,000	$125,000	$175,000
Projected Revenue by year from Database sales	$298,080	$596,160	$894,240	$1,490,400	$2,086,560
Total Revenue from database	$323,080	$646,160	$969,240	$1,615,400	$2,261,560

Projection of Revenue from Agent Sales
Application Fees	$50,000	$100,000	$200,000	$400,000	$800,000
Projected Revenue by year from Agent sales	$261,696	$523,392	$1,046,784	$2,093,568	$4,187,136
Total Revenue from Agent sales	$311,696	$623,392	$1,246,784	$2,493,568	$4,987,136

Projection of Revenue from Internet Sales
Application Fees	$12,500	$25,000	$50,000	$100,000	$200,000
Projected Revenue by year from Internet Marketing	$89,424	$178,848	$357,696	$715,392	$1,430,784
Total Revenue from Internet	$101,924	$203,848	$407,696	$815,392	$1,630,784

Total Revenue Projection FCPS all	$736,700	$1,473,400	$2,623,720	$4,924,360	$8,879,480
marketing segments

Any financial projection discussion of FullCircle included in this document is based upon assumptions that we believe to be reasonable.  Even if the assumptions underlying its plans prove to be correct, there can be no assurance that FullCircle will not incur substantial operating losses in attaining its goals.  There can be no assurance that the objectives will be realized if any of the assumptions underlying its plans prove to be incorrect.

Other Business Ventures:

ENC “Emergency Notification Company” is another wholly owned product. ENC is a product being marketed through automotive Dealers and RV Dealers to provide connections to medical information and family if a medical emergency occurs away from home.  ENC is a new concept to the industry, but the core value of this enterprise is the leads generation ability this product provides. Each purchaser of the ENC product provides names and addresses of friends and family to be contacted in case of emergency, and in turn, these names provide a prospective customer database for our Auto Dealers and RV Dealers. The customer receives five years of emergency services coverage with the initial contract.  The ENC product will be another product for our FullCircle of services.  We are also developing plans to enter into arrangements with RV Industry Manufacturers and RV Dealers to provide this product service to their customers.  We urgently need new brochures, refreshed web pages, new window stickers and keycards along with other improved marketing materials.  The ENC program is currently on hold awaiting funds to expand this enterprise.  This ENC product is an excellent candidate to bundle into our other services.

We also own other products and services that are currently inactive.

AskPhysician.com, Inc.

Spoken Data

MyClubCard

These products and services are currently on hold pending funding.  They will fit well into our FullCircle of products once they are reinitiated.

Employees:

The Company currently has six independent contractors/employees and five independent insurance sales representatives.   As of March 1, 2009 the company also has added 35 outside independent contractors and agents with FullCircle Prescription Services, Inc. since the inception of that company.

ITEM 2. Description of Property

Our principal executive offices are located at 161 Alpine Drive, Shelbyville, KY 40065. Our telephone number is 502-410-4500.  The facility consists of approximately 1,200 square feet of office space, leased for $750 per month.  Our original lease expired on September 15, 2007 and, due to high vacancies in the area, we have elected to maintain a verbal month-to-month agreement.  We will need to find larger office space once our new plans are funded.

ITEM 3.  Legal Proceedings.

The Company’s attorneys were notified on May 15, 2008 that the Company had been named as a party in a lawsuit against AMPOII, LLC.  Legal discovery has been ongoing.  The Company takes the position that the plaintiffs’ claims against the Company are without merit.  The Company is currently seeking to resolve this matter accordingly.

ITEM 4.  Submission of Matters to a Vote of the Shareholders.

No matters were submitted to security holders to be voted upon during the year ended December 31, 2008.

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters.

	High	Low	Quarter End Close
2008
First Quarter	.05	.02	.05
Second Quarter	.05	.025	.05
Third Quarter	.05	.016	.025
Fourth Quarter	.03	.004	.03

2007
First Quarter	.02	.009	.017
Second Quarter	.045	.011	.043
Third Quarter	.08	.03	.06
Fourth Quarter	.06	.02	.05

2006
First Quarter	.06	.017	.03
Second Quarter	.07	.023	.035
Third Quarter	.035	.01	.012
Fourth Quarter	.03	.01	.014

The above quotations are as reported at www.aolfinance.com. These quotations do not represent actual transactions.

Unregistered Sales of Equity Securities and Use of Proceeds:

Unless otherwise noted, the following shares were issued to an accredited investor in a private transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

During the twelve month period ending December, 2008, in an effort to secure additional operating capital and to pay down accounts payable and notes payable, the Company borrowed $150,000 represented by promissory note agreements from major stockholders of the Company. Each Note, together with interest accrued thereon at the rate of two percent (2%) per annum, shall become due and payable in one lump sum on December 31, 2010. The Notes were issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

In January 2008 100,000 shares were issued for services at the rate of .04 per share.

In April 2008 2,000,000 shares were issued for cash at the rate of .04 per share.  Two notes totaling $70,000 plus interest were paid.

In June 2008 175,000 shares were issued for services at the rate of .04 per share.

In July 2008 25,000 shares were issued for services at the rate of .04 per share.

In October 2008 307,000 shares were issued for services at .011 per share.

In October 2008 1,166,667 shares were issued for operating capital at .03 per share.

In December 2008 2,500,000 shares were issued for operating capital at .02 per share.

In February 2007 123,452 shares were issued for services at .01 per share.

In February 2007 two notes that were issued to new investors for $20,000 were immediately converted into 2,000,000 shares at .01 per share.

In March 2007 269,000 shares were issued for services at .02 per share.

In October 2007 146,000 shares were issued for services at .04 per share.

In December 2007 14,681,414 shares were returned to treasury by our two largest stockholders to provide the shares to fund the new business plans.

In December 2007 a $10,000 note was converted into 500,000 shares at .02 per share.

Defaults Upon Senior Securities.

None

ITEM 6.  Management’s Discussion and Analysis or Plan of Operation.

Results of Operations

Revenue:

Revenues during the twelve months ended December 31, 2008 were $113,313 with cost of sales of $74,986 yielding a gross profit of $38,327 compared to $67,303 in revenues for the same period in 2007 with a cost of sales of $46,319 and a gross profit of $20,984.

Operating expenses and other costs during the twelve-month period ending December 31, 2008 were $283,471 resulting in an operating loss of $245,144 compared to the operating expenses of $108,706 for the twelve months ending December 31, 2007 with an operating loss of $87,722.

Interest expense for the twelve months ending December 31, 2008 was $41,869 resulting in a net loss from continuing operations of $284,294.  By comparison, interest expense for the twelve months ending December 31, 2007 was $38,194 resulting in a net loss from continuing operations of $81,797.

Late in 2007 and early 2008 insurance sales revenue began to come in as a result of our transition into the insurance business.  The accounting process; revenue recognition, cost of sales, gross profit and operating expenses will fluctuate as we continue to evolve as an insurance agency.  In late 2008 our insurance sales began to drop due to the impending economic situations.  In addition, our main insurance company AIG and several other insurance companies received substantial negative press and many individuals began delaying the purchase of insurance products.

Revenues from our new company FullCircle Prescription Services, Inc. have not occurred because we are in the process of setting up that infrastructure and locating independent agents to offer our Rx services.  We are not able to develop operational materials, brochures, mailings, training materials and additional web pages until our application for funding is approved and filled.

Legal, Accounting, and Auditing Expenses:

The major increase in our 2008 operating expenses has come from SEC compliance requirements for our 10K and 10Q filings and the development of the S-1 Preferred Share Offering for filing.

During 2008 we incurred expenses of $83,165 in professional fees including auditing, database appraisal, legal, accounting, IT services and web design fees.

It is anticipated that once the S-1 application and offering is completed our professional fees will be significantly lower.

Liquidity and Capital Resources:

As of December 31, 2008, the Company had assets in the amount of $378,785 compared to assets in the amount of $378,814 at December 31, 2007.  The Company had total assets consisting of $22,331 in cash and $368,746 less amortization of $12,292 investment in the 68,000 name database.  Total assets at December 31, 2007 consisted of $10,068 in cash and $368,746 in investment in our customer database.

In the September quarter 2008, the company began depreciating our database on a 15-year amortization plan of expensing $6,146 per quarter.

On December 31, 2008, the Company had $668,046 in total liabilities.  Current liabilities included $76,690 in accounts payable, $84,198 in accrued interest, $3,594 in accrued expenses and $353,564 in current note payable liabilities.  Current note payable liabilities include $105,000 in notes payable and $248,564 in notes payable to related parties.  Long term liabilities included $150,000 notes payable to related party.

By comparison on December 31, 2007, the Company had $564,158 in total liabilities. On December 31, 2007 liabilities included $71,271 in accounts payable, $49,065 in accrued interest, $20,259 in accrued expenses and $423,563 in current note payable liabilities. Current note payable included $115,000 in notes payable and $308,563 in notes payable to a related party.

Net cash used by operating activities for the twelve-month period ending December 31, 2008 was $232,737 compared to $125,929 used in the twelve-month period ending December 31, 2007.  During the twelve-month period ending December 31, 2008, $0 was used by investing activities and $245,000 was provided by financing activities.  For the same period in 2007, $0 was used by investing activities and $135,424 was provided by financing activities..

During the twelve month period ending December 31, 2008, in an effort to secure additional operating capital and to pay down accounts payable and notes payable, the Company borrowed $150,000 represented by promissory note agreements from major stockholders of the Company.  Each Note, together with interest accrued thereon at the rate of two percent (2%) per annum, shall become due and payable in one lump sum on December 31, 2010. The Notes were issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

During the twelve month period ending December 31, 2007 in an effort to secure additional operating capital and to pay down accounts payable and notes payable, the Company borrowed $185,600 represented by promissory note agreements from major stockholders of the Company.  Each note, together with interest accrued thereon at the rate of ten percent (10%) per annum, shall become due and payable in one lump sum on their anniversary dates in 2008 or 2009. The Notes were issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.  In addition, two notes were issued to new investors on February 13, 2007 for $20,000 and were immediately converted into shares.

During the twelve month period ending December 31, 2007, the $10,000 balance of a $20,000 note written in 2006 was converted into shares and a note for $50,176 written on February 17, 2006, plus interest of $7,145 was paid.

Except as otherwise disclosed herein as of December 31, 2008, the Company had no capital commitments.  We are currently focused on developing revenues from our insurance agency operations and our prescription services operations and reducing debt through converting debentures and notes payable to common stock when our common stock price provides a reasonable conversion ratio.  We may also seek funding from unencumbered securities purchases or from lenders offering favorable terms.  At this time, we have no contracts, agreements, or understandings for additional funding, nor can any assurance be given that we will be able to obtain this capital on acceptable terms, if at all.  In such an event, this may have a materially adverse effect on our business, operating results and financial condition.  If the need arises, we may offer a private placement or attempt to obtain funding through the use of various types of short term funding, loans or working capital financing arrangements from financial institutions and or shareholders. No assurance can be given that we will be able to obtain the total capital necessary to fund our new business plans.  In such an event, this may have a materially adverse effect on our business, operating results and financial condition.

Our prime focus is to offer preferred shares to bring in funding to develop the company and move our business plans forward.  We continue to stress the importance of a successful S-1 application and the successful completion of the offering once approved.

The strength of our business plan has provided support for operating capital for us to maintain minimal operations until our offering can be approved and completed.

Factors That May Impact Future Results:

At the time of this Offering, we had insufficient cash reserves and receivables necessary to meet forecast operating requirements. In the event we are unsuccessful in our efforts to raise additional funds, we will be required to significantly reduce cash outflows and, possibly, discontinue our operations. We need to raise immediate capital to continue our operations and implement our plans to respond to competitive pressures or otherwise to respond to unanticipated requirements. Our failure to obtain immediate financing or inability to obtain financing on acceptable terms could require us to limit our plans, incur indebtedness that has high rates of interest or substantial restrictive covenants, issue equity securities that will dilute your holdings or discontinue all or a portion of our remaining operations.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The current expansion of the Company’s business demands that significant financial resources be raised to fund capital expenditures, working capital needs, debt service and the cash flow deficits expected to be generated over then next nine months by operating losses.  Current cash balances and the realization of accounts receivable will not be sufficient to fund the Company’s current business plan beyond the next three months.  Consequently, the company is pursuing this Offering in the aggregate amount of up to $1,000,000 to fund the Company’s expansion needs.

Management is currently negotiating with existing shareholders and other accredited investors in order to obtain working capital necessary to meet current and future obligations and commitments.  Management is confident that these efforts will produce financing to further the growth of the Company.  Nevertheless, there can be no assurance that the Company will be able to raise additional capital on satisfactory terms or at all.  In the event that the Company is unable to obtain capital on acceptable terms or in sufficient amounts, the impact thereof would have a material adverse impact on the Company’s business, operating results and financial condition as well as its ability to service debt requirements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies and Estimates:

The Company’s discussion and analysis of its financial condition and results of operations are based upon its financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements may have required the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures.  On an ongoing basis the Company evaluates estimates, including those related to bad debts, inventories, fixed assets, income taxes, contingencies and litigation.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of the Company’s judgments on the carrying value of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.

Forward-Looking Statements:

Where this Form 10-K includes “forward-looking” statements within the meaning of Section 27A of the Securities Act, we desire to take advantage of the “safe harbor” provisions thereof. Therefore, FullCircle is including this statement for the express purpose of availing itself of the protections of such safe harbor provisions with respect to all of such forward-looking statements. The forward-looking statements in this Form 10-K reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. In this Form 10-K, the words “anticipates,” “believes,” “expects,” “intends,” “future” and similar expressions identify forward-looking statements. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

Some of the matters discussed in this “Management's Discussion and Analysis or Plan of Operations,” and elsewhere in this annual report on Form 10-K include forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events including, among other things:

•

Attracting immediate financing;

•

Delivering a quality product that meets customer expectations;

•

Obtaining and expanding market acceptance of the products we offer; and

•

Competition in our market.

Code of Ethics:

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller.  Our Code of Ethics was included as an exhibit to our annual report on Form 10-K for the year ended December 31, 2004.

ITEM 7.  Financial Statements.

The financial statements of the Company and notes thereto appear on page F-1 and are incorporated herein by reference.

ITEM 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9.  Controls and Procedures.

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

ITEM 10.  Management’s Report on Internal Control Over Financial Reporting.

Our Chief Executive Officer, who also acts in the capacity of Principal Accounting Officer, is responsible to design or supervise a process to be effected by our board of directors that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The policies and procedures include:

•

Maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of assets;

•

Reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and

•

Reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2008, management, with the participation of our Chief Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act. Our Chief Executive Officer and Principal Accounting Officer have concluded that the design and operation of our internal controls and procedures are effective as of December 31, 2008.  For the year ended December 31, 2008, our management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” issued in 1992, to evaluate the effectiveness of our internal control over financial reporting and based upon that framework management has determined that our internal control over financial reporting is effective.

Our management has also determined that there were no significant changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

 ITEM 11.  Other Information.

There are no further disclosures. All information that was required to be disclosed has been disclosed.  We are building the business model and as soon as relevant information on our progress becomes available we will issue the necessary Forms 8-K and issue press releases.

PART III

ITEM 12.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Positions	Since

Isaac Boutwell	76	Chairman of the Board	2002

David E. Allen	55	Director	2003

Norman Frohreich	66	Director, President, CEO/CFO	2007

Trent Oakley	50	Executive Vice President (Previous CEO/CFO)	2003

Brion Tinsley	61	VP Operations FullCircle Prescription Services, Inc.	2008

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

Isaac M. Boutwell, Director.

Mr. Boutwell was elected a director of FullCircle Registry in October 2002. Subsequent to the resignation of our former CEO, Chris Whitten in 2003, Mr. Boutwell was named Chief Executive Officer of FullCircle.  He resigned from that position in February 2006.  Mr. Boutwell is the sole owner of two movie theatres in Kentucky, The Movie Palace in Elizabethtown and The Dixie Dozen in Louisville, and has been an owner since 1980. Mr. Boutwell has also owned an 1800 acre commercial cattle ranch in Kentucky since 1982.

David E. Allen, Director.

Mr. Allen was appointed a director of FullCircle Registry in April 2003. Since 1978 Mr. Allen has been the owner and general manager of Allen Air Conditioning and Heating.

Norman L. Frohreich, President and CEO/CFO and Director.

Mr. Frohreich owns and operates his own consulting firm providing services to the business community.  Frohreich has participated in start up or turn-around assignments with many companies in the past 36 years.  In addition prior to joining FullCircle, Frohreich had consulted with recreation vehicle manufacturers and dealerships in the United States.  Mr. Frohreich has worked full time since March 2007 for the development and implementation of the new business plan.   Frohreich holds a degree in Economics from Purdue University with emphasis in financial management.

Trent Oakley, Executive Vice President.

Mr. Oakley was the Chief Executive Officer from January 2006 until December 2007.  Mr. Oakley was the Chief Financial Officer of FullCircle from 2003 until December 2007.   Prior to joining FullCircle, Mr. Oakley was an independent marketing agent and sales manager for 10 years contracting his services to various insurance companies including Transamerica Life, American United Life and Guarantee Reserve Life. Mr. Oakley has also been a sales manager with John Hancock Financial Services from 1985 to 1992 and a marketing representative with Prudential Financial Services from 1993 to 1995.

Brion Tinsley, Vice President.

Mr. Tinsley is responsible for the operations of FullCircle Prescription Services and assists the president in the operations of FullCircle Registry, Inc. and FullCircle Insurance Agency, Inc. In December 2008 the Company released the following Form 8-K regarding Mr. Tinsley.

On December 11, 2008 Norman L. Frohreich, President and CEO, and the board of directors appointed Mr. Brion Tinsley to the positions of Vice President of the Company and Vice President of Operations for FCPS.  Mr. Tinsley brings a wealth of experience to the Company.  Prior to joining the Company, Mr. Tinsley worked in the banking industry for Citizens Fidelity Bank/Trust Company as Vice President of Financial Services.  During his 15 year tenure from 1974 to 1989 with Citizens, Mr. Tinsley managed Cash Management Services, Retail Lockbox Processing and Bank Processing. Customer banks varied from $50 million in assets to over $2.5 Billion in assets. From 1990 until 2005 Mr. Tinsley owned and managed several businesses including a prescription drug distribution company.  Mr. Tinsley’s distribution business provided prescriptions to nursing homes and individuals in the Commonwealth of Kentucky and distributed prescriptions to individuals nationally for AMPO, LLC.  At its height Mr. Tinsley’s distribution business employed fifteen pharmacists.  Mr. Tinsley’s years of experience in the prescription drug distribution business is a welcome addition to the Company’s expansion of its business in that area.

ITEM 13.  Executive Compensation.

Compensation of Directors:

None.

Compensation of Officers:

The following table lists the compensation received by our former and current officers over the last two years.

SUMMARY COMPENSATION TABLE

Summary Compensation Table for 2008 and 2007

Name	Position	Year	Salary	Stock	Other	Total

Isaac Boutwell	Chairman	2008	-	-	-	-

Isaac Boutwell	Chairman	2007	-	-	-	-

Dave Allen	Director	2008	-	-	-	-

Dave Allen	Director	2007	-	-	-	-

Norman Frohreich	Dir/CEO/CFO	2008	$6,408	-	-	$6,408

Norman Frohreich	Dir/CEO/CFO	2007	-	-	-	-

Trent Oakley (1)(2)	Executive VP	2008	18,712	8,000	38,767	65,479

Trent Oakley (3)(4)	President & CEO	2007	30,000	5,200	22,426	57,626

Brion Tinsley(7)	VP Operations	2008	-	-	-	-

James Axline (5)	VP Operations	2008	12,232	-	-	12,232

William Jackson (6)	VP Agency Mgt	2008	$13,000	$1,000	-	$14,000

1.  Trent Oakley was compensated with 200,000 restricted shares of common stock for services in 2008.  The value of the shares is the closing price of the stock on the day they were ordered.

2.  Trent Oakley received commissions on his insurance sales in 2008.

3.  Trent Oakley was compensated with 160,000 restricted shares of common stock for services in 2007.

4.  Trent Oakley received commissions on his insurance sales in 2007.

5.  Deceased in December 2008

6.  William Jackson received 25,000 restricted shares of common stock for services in 2008

7. New Vice President Operations for FullCircle Prescription Services, Inc. in December 2008 replacing Jimm Axline.

ITEM 14.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of December 31, 2008 the name and shareholdings of each person known to us that either directly or beneficially holds more than 5% of our 77,970,573 issued and outstanding shares of common stock, par value $.001.  The table also lists the name and shareholdings of each director and of all officers and directors as a group.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

		Number of Shares
Name and Address	Title of Class	Beneficially Owned	% of Shares

Isaac Boutwell (1)(3)
1815 Cann School Lane
East View, KY 42732	Common	10,199,835	13.08%

Alec Stone (5)
830 Lawrence St.
Brandenburg, KY 40108	Common	4,581,579	5.88%

Norman Frohreich (1)(2)(6)
1014 Hidden Meadow Ln.
Middlebury, IN 46540	Common	2,931,240	3.76%

Trent Oakley (2)
8210 Smithtown Rd.
Louisville, KY 40218	Common	1,261,672	1.62%

Brion Tinsley(2)
806 Bedfordshire Road
Louisville, Kentucky 40222	Common	623,397	0.80%

David E. Allen (1)
5350 Stiles Rd.
Howardstown, KY 40051	Common	102,967	0.13%

All Executive Officers,
Directors and major
Shareholders as a group
(6 persons)	Common	19,700,690	25.27%

(1)  Director

(2)  Officer

(3)  Includes 390,000 shares attributable to Isaac Boutwell’s family members

(4)  Includes 1,703 shares attributable to Trent Oakley’s family members

(5)  Stockholder with over 5% of the outstanding shares

(6)  Includes 2,798,940 shares attributable to family members of Norman Frohreich.

ITEM 15.  Certain Relationships and Related Transactions.

The Company has notes payable due to a former director of $67,964 as of December 31, 2008.

ITEM 16.  Exhibits.

Exhibit Number	Title	Location

3(i)	Articles of Incorporation*	Form 10-SB filed 2/15/00

3(ii)	Bylaws*	Form 10-SB filed 2/15/00

14	Code of Ethics*	Form 10-K for the Period
Ended December 31, 2004

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Attached

*  Incorporated by reference.

** The Exhibit attached to this Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise set forth by specific reference in such filing.

ITEM 17.  Principal Accountant Fees and Services

Accounting, Audit and Legal Fees:

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of FullCircle’s annual financial statement and review of financial statements included in FullCircle’s 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $53,789 for fiscal year ended 2008 and $31,068 for fiscal year ended 2007.  Legal services for compliance with statutory and regulatory filings or engagements were $21,776 for fiscal year ended 2008 and $13,610 for fiscal year ended 2007.

Audit-Related Fees:

There were no fees for other audit related services for fiscal years ended 2008 and 2007.

Tax Fees:

There were no fees for tax compliance, tax advice and tax planning for the fiscal years 2008 and 2007.

All Other Fees:

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant other than the services reported above.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 3, 2009

FullCircle Registry, Inc.

By:  /s/ Norman L. Frohreich

Norman L. Frohreich

President, Chief Executive Officer, and

Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  April 3, 2009

By: /s/ Issac Boutwell

Isaac Boutwell

Director

Date:  April 3, 2009

By: /s/ David E. Allen

David E. Allen

Director

Date:   April 3, 2009

By: /s/ Norman L. Frohreich

Norman L. Frohreich

President

Chief Executive Officer

Principal Accounting Officer

Director

FullCircle Registry, Inc.

Financial Statements for the Period Ended

December 31, 2008

In the opinion of management, the accompanying financial statements of FullCircle Registry, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-K and Article 8 of Reg. S-X for the twelve month periods ended December 31, 2008.  The financial statements reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

FullCircle Registry, Inc.

We have audited the accompanying consolidated balance sheets of FullCircle Registry, Inc. (a Nevada Corporation) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FullCircle Registry, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of its operations and cash flows for the periods then ended in conformity with, accounting principles generally accepted in the United States of America.

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

/s/ Chisholm, Bierwolf, Nilson & Morrill, LLC

Chisholm, Bierwolf, Nilson & Morrill, LLC

Bountiful, Utah

April 3, 2009

FullCircle Registry, Inc.

Consolidated Balance Sheets

ASSETS

	December 31,	December 31,
	2008	2007
Current assets:

Cash	$22,331	$10,068

Total Current Assets	22,331	10,068

Other assets:

Customer database and software, net	356,454	368,746

Total other assets	356,454	368,746

Total assets	$378,785	$378,814

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$76,690	$71,271

Accrued interest	84,198	49,065

Accrued expenses	3,595	20,259

Notes payable	105,000	115,000

Notes payable-related party	248,563	308,563

Total current liabilities	518,046	564,158

Long term liabilities:
Notes payable-related party	150,000	-
Total long term liabilities	150,000	-

Total liabilities	668,046	564,158

Stockholders deficit:

Preferred stock, authorized 5,000,000 shares of $.001 par
value, issued and outstanding 20,000	20	20

Common stock, authorized 200,000,000 shares of $.001 par
value, issued and outstanding 77,970,573 and
71,696,906 shares, respectively	77,971	71,698

Additional paid-in capital	7,009,821	6,835,717

Accumulated deficit	(7,377,073)	(7,092,779)

Total Stockholders' deficit	(289,261)	(185,344)

Total liabilities and stockholders' deficit	$378,785	$378,814

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.

Consolidated Statements of Operations

	For the Years
	Ended December 31,
	2008	2007

Revenues	$113,313	$67,303

Cost of sales	74,986	46,319

Gross profit	38,327	20,984

Operating expenses

Selling, general & administrative	283,471	108,706

Total operating expenses	283,471	108,706

Operating loss	(245,144)	(87,722)

Other income (expense)

Gain on settlement of debt	2,719	22,144

Gain on settlement of litigation	-	21,975

Interest expense	(41,869)	(38,194)

Total other income (expense)	(39,150)	5,925

Net loss before income taxes	(284,294)	(81,797)

Income taxes	0.00	0.00

Net loss	$(284,294)	$(81,797)

Net loss per share	(0.00)	(0.00)

Weighted average shares outstanding	73,683,786	84,395,868

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.

Consolidated Statements of Cash flow

	For the Years
	Ended December 31,
	2008	2007
Cash flows from operating activities

Net loss	$(284,294)	$(81,797)

Adjustments to reconcile net loss to net cash
Depreciation & amortization	12,292	11,112
Stock issued for services	15,377	16,835
Gain on settlements of accounts payable	(2,719)	(22,144)
Change in assets and liabilities
Increase (decrease) in accounts payable	8,138	(9,273)
Increase (decrease) in accrued interest	35,133	17,648
Increase (decrease) in accrued expenses	(16,664)	(58,310)
Net cash used by operating activities	(232,737)	(125,929)

Cash flows from investing activities
Net cash provided by investing activities	-	-

Cash flows from financing activities
Proceeds from notes payable - related party	150,000	165,600
Proceeds from notes payable	-	20,000
Payments on notes payable	(70,000)	(50,176)
Proceeds from sale of stock	165,000	-
Net cash provided by financing activities	245,000	135,424

Net increase in cash	12,263	9,495

Cash and cash equivalents at beginning of year	10,068	573

Cash and cash equivalents at end of year	$22,331	$10,068

Supplemental cash flow information

Cash paid for:

Interest	$6,737	$19,344
Taxes	-	-

Non-cash transactions

Stock issued for notes payable and accrued interest	$-	$30,000
Stock issued for services	$15,377	$16,835

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.

Consolidated Statements of Stockholders’ Deficit

For the Years Ended December 31, 2008 and 2007

					Additional
					paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance December 31, 2006	20,000	20	83,339,868	83,341	6,777,239	(7,010,982)

Stock issued for conversion of notes
payable at .01 per share	-	-	2,000,000	2,000	18,000	-

Stock issued for conversion of notes
payable at .02 per share	-	-	500,000	500	9,500	-

Stock issued for services
at .031 per share	-	-	538,452	538	16,297	-

Shares returned and cancelled by
Shareholders	-	-	(14,681,414)	(14,681)	14,681	-

Net Loss for the year ended December 31, 2007	-	-	-	-	-	(81,797)

Balance, December 31, 2007	20,000	20	71,696,906	71,698	6,835,717	(7,092,779)

Stock issued for Services
at .04 per share	-	-	300,000	300	11,700	-

Stock issued for Services
at .011 per share	-	-	307,000	307	3,070	-

Stock issued for $80,000 cash at
.04 per share to retire two notes	-	-	2,000,000	2000	78,000	-

Stock issued for $35,000 for cash
at .03 per share	-	-	1,166,667	1166	33,834	-

Stock issued for $50,000 for cash
at .02 per share	-	-	2,500,000	2500	47,500	-

Net Loss for the year ended December 31, 2008	-	-	-	-	-	(284,294)

Balance, December 31, 2008	20,000	$20	77,970,573	$77,971	$7,009,821	(7,377,073)

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.

For Year Ending December 31, 2008 and December 31, 2007

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

FullCircle Registry, Inc., was incorporated as WillRequest.com, Inc. under the laws of the State of Delaware on January 20, 2000.  In July 2000, the Company changed its name from WillRequest.com, Inc. to FullCircle Registry, Inc.  The Company was formed to provide a digital safe deposit box for vital medical and legal information of its customers.  The Company is currently focusing on raising capital to develop its operations.

In July of 2002 the Company issued 75,000 shares of common stock to acquire 100% of the shares of Electronic Luminescent Technologies, Inc. (“ELTI”) a Florida Corporation. ELTI was in possession of a license agreement for a “Bicycle Illumination System”. Subsequent to the merger, ELTI transferred its interest in the license for 1,000,000 shares (a 10% interest) in GloTech Industries. GloTech was merged into Inter-Asia and the stock of Inter-Asia was sold in 2006 for cash to cover expenses.

On October 10, 2002 the Company issued 210,000 shares of common stock for all issued and outstanding stock of Spoken Data Technologies, a Florida corporation (SDT).  SDT is in possession of text-to-voice software technology developed by the University of New Brunswick.  The Company intends to incorporate this technology with its digital medical and legal information database.

Also on October 10, 2002 the Company issued 6,000,000 shares of common stock and a $500,000 note payable for all issued and outstanding shares of Paradigm Solutions Group, LLC. (Paradigm), a Delaware Limited Liability Company.  Paradigm promotes the HEalthier Plan, a medical reimbursement plan designed to assist employers in utilizing qualified IRS tax-free medical reimbursement programs. On July 29, 2003 the Company entered into a sales agreement for its wholly-owned subsidiary, Paradigm. Pursuant to the agreement, the 6,000,000 shares of common stock originally issued by the Company for the acquisition of Paradigm were returned to the Company and canceled.

On December 20, 2002 the Company issued 462,000 shares of common stock for all of the issued and outstanding shares of AskPhysicians.com, Inc. (APC), a Florida corporation.  APC possesses a website where the public can ask questions of a physician and receive online advice.

FullCircle Registry, Inc.

For Year Ending December 31, 2008 and December 31, 2007

Notes to Consolidated Financial Statements

In December 2006 our directors unanimously consented that the Company should become an insurance agency. An application for a business entity license was submitted to the Department of Insurance in the Commonwealth of Kentucky. On February 27, 2007 a business entity license for Life and Health was issued to the Company. After March 1, 2007 appointment applications were submitted to various carriers and brokerage agencies.

We have formed two new subsidiaries to begin to formulate the expansion of the new insurance business model and the growth of FullCircle Registry, Inc.  FullCircle Prescription Services, Inc. and FullCircle Insurance Agency, Inc. were formed in 2008.  The details of these companies and plans are identified in the section Item 1. Description of Business.

b.  Accounting Method & Revenue Recognition

The Company's policy is to use the accrual method of accounting to prepare and present financial statements which conform to generally accepted accounting principles (“GAAP”). The Company recognizes income and expenses on the accrual basis of accounting. Revenue is recognized for the performance of providing goods, services or other rights to customers. When evidenced by an arrangement of a purchase order or contract, delivery has occurred of a service and collection of funds has occurred, revenue is recognized at that time on the records of the company.  The Company has chosen a fiscal year end of December 31.

Insurance sales, especially larger life insurance and estate planning events, require considerable investment in time and expenses to convert this work into commissionable sales.  We have policies in motion and prospects in motion but in many instances the time from the initial contact, to the completion of the sale and to the funding of the commission may take three to six months before revenues can be recognized.  Medical exams, underwriting reviews and policy audits are time consuming.  Once policies are approved, there is a two to four week delay in receiving funds.

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

Common stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding 77,970,573 on December 31, 2008 and 71,696,906 on December 31, 2007.  The common stock has one vote per share.  The common stock is traded on the OTCBB under the symbol FLCR.

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

FullCircle Registry, Inc.

For Year Ending December 31, 2008 and December 31, 2007

Notes to Consolidated Financial Statements

d.  Earnings (Loss) Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the consolidated financial statements.

	For the 12 Months
	Ended December 31,
	2008	2007

Net Income (Loss)	$(284,294)	$(81,797)

Net Income (Loss) Per Share	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	73,683,786	84,395,868

There are no outstanding common stock warrants .

e.  Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

f.  Provision for Income Taxes

We have adopted FASB 109 to account for income taxes. We currently have no issues which create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years, but due to the uncertainty as to the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate.

No provision for income taxes has been recorded due to net operating loss carry-forwards totaling approximately $7,377,073 that may be offset against future taxable income.  These NOL carry-forwards begin to expire in the year 2020.  No tax benefit will be recorded until the Company generates taxable income.

	2008	2007

Deferred tax asset:
NOL carryforward	$2,508,000	$2,383,000

Valuation allowance	$(2,508,000)	$(2,383,000)

Total deferred tax asset:	$-	$-

FullCircle Registry, Inc.

For Year Ending December 31, 2008 and December 31, 2007

Notes to Consolidated Financial Statements

The components of current income tax expense as of December 31 were as follows:

	2008	2007

Current federal tax expense	$-	$-

Current state tax expense	-	-

Change in NOL benefits	125,000	115,000

Change in valuation allowance	(125,000)	(115,000)

Income tax expense	$-	$-

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

h.  Property and Equipment

Expenditures for property and equipment and for renewals and betterments, which extend the originally estimated economic life of assets or convert the assets to a new use, are capitalized at cost.  Expenditures for maintenance, repairs and other renewals of items are charged to expense.  When items are disposed of, the cost and accumulated depreciations are eliminated from the accounts and any gain or loss is included in the results of operations.

The provision for depreciation is calculated using the straight-line method over the estimated useful lives of the assets.  Depreciation expense for the periods ended December 31, 2008 and 2007 is $-0- and $11,112 respectively.

i.  Principles of Consolidation

For the years ended December 31, 2008 and 2007, the consolidated financial statements include the books and records of FullCircle Registry, Inc., Spoken Data Technologies and AskPhysicians.com, Inc. All inter-company transactions and accounts have been eliminated in the consolidation.

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

FullCircle Registry, Inc.

For Year Ending December 31, 2008 and December 31, 2007

Notes to Consolidated Financial Statements

l. New Technical Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards

No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of  premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA

Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133. SFAS 161 requires entities utilizing derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments as well as details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 have been applied and the impact that hedges have on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. The Company does not have or utilize any derivative instruments and/or hedging activities and therefore SFAS 161 is not expected to have an impact on the Company’s financial statements.

In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 will change the accounting and reporting for minority interests which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders.  SFAS 160 is effective for us on January 1, 2009 and is not expected to have a material effect on our consolidated financial statements.

In December 2007 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”).  SFAS 141R establishes the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS 141R is effective for us on January 1, 2009, and is not expected to have a material effect on our consolidated financial statements.

In February 2007 the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities,” including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective for us on January 1, 2008, and is not expected to have a material effect on our consolidated financial statements.

FullCircle Registry, Inc.

For Year Ending December 31, 2008 and December 31, 2007

Notes to Consolidated Financial Statements

m.   Intangible Assets

The Company accounts for  intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” which requires that  intangible assets with definite lives to be amortized on a straight-line basis over the determined useful life of the asset.  The management determined that the useful life was 15 years.  Consequently the Company began amortizing the 68,000 customer database on a straight line 15 year schedule on July 1, 2008. In 2008 the company amortized $12,292 for our database.  No amortization expense was recorded in December 31, 2007 for the customer database.

During the years ended December 31, 2008 and 2007, the Company performed an internal review of its intangible assets and determined that no impairment charge for intangible assets was required.

NOTE 2.  FORGIVENESS OF ACCOUNTS PAYABLE AND LEGAL SETTLEMENT

On July 10, 2006 a complaint was filed by the Company against Winmar Company, Inc. as Trustee regarding an office lease agreement for premises previously housing the Company’s business at PNC Plaza, 500 West Jefferson St., 23rd Floor, Louisville, KY 40202.  The Complaint was filed in the Jefferson Circuit Court and amended on March 6, 2007, Case Number 06-CI-5994.  The complaint stipulates that Winmar over-charged the Company for the space and requests a judgment for the amount of overpayment and damages.  During 2007, the suit was completed and the court awarded the Company with judgment of $21,975.  The amount has been recognized in the statements of operations for the year ended December 31, 2007.

During the years ending December 31, 2008 and 2007 the Company reviewed its outstanding accounts payable listings and negotiated reductions.  In 2008 we realized a gain of $2,719 and in 2007 a gain of $22,144 was realized. These amounts have been recorded in the Company’s statements of operations.

NOTE 3.  GOING CONCERN

The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered recurring losses, negative working capital and is dependent upon raising capital to continue operations. The Company has incurred losses resulting in an accumulated deficit of $7,377,073and $7,092,779 as of December 31, 2008 and December 31, 2007 respectively.

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

•

Expanding revenues by finding new customers who can benefit by utilizing the Company’s information retrieval service.

•

Using the 68,000 name prescription customer database to provide the foundation of the FullCircle Prescription Service business.

•

Attracting contractors and agents to independently market our prescription services.

FullCircle Registry, Inc.

For Year Ending December 31, 2008 and December 31, 2007

Notes to Consolidated Financial Statements

•

Locating and working with new company partners who will provide additional similar product.  Developing additional synergies to work with these companies allowing access to our database for marketing their products.  In return these companies would market our products within their organizations.

•

Raising new investment capital, either in the form of equity or loans, sufficient to meet the Company's operating expenses until the revenues are sufficient to meet operating expenses on an ongoing basis.

•

Management is continuing the process of renegotiating outstanding long and short-term obsolete debt. Presently, the Company cannot ascertain the eventual success of management's plans with any degree of certainty. No assurances can be given that the Company will be successful in raising immediate capital or that the Company will achieve profitability or positive cash flows.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

FullCircle Registry, Inc.

For Year Ending December 31, 2008 and December 31, 2007

Notes to Consolidated Financial Statements

NOTE 4.   NOTES PAYABLE

The Company's notes payable obligations, both related party and unrelated, are as follows:

	December 31,	December 31,
	2008	2007

Notes Payable to Related Parties - Current Liabilities

Notes Payable to various shareholders and Officers bears
Interest at 8.0% per annum principal and interest due on Demand	$25,000	$70,000

Notes Payable to various shareholders and Officers bears
Interest at 10.0% per annum principal and interest due on Demand	$223,564	$223,564

Notes Payable to various shareholders and Officers bears
Interest at 12.0% per annum principal and interest due on Demand	$-	$15,000

Total Notes Payable to Related Parties Current Liabilities	$248,564	$308,564

Notes Payable - Other Current Liabilities

Notes Payable to various individuals bears Interest at 8.0% per annum
principal and interest due on Demand	$65,000	$60,000

Notes Payable to various individual bears Interest at 12.0% per annum
principal and interest due on Demand	$40,000	$55,000

Total Notes Payable - Other Current Liabilities	$105,000	$115,000

Total Current Liabilities - Notes	$353,564	$423,564

Notes Payable to Related Parties Long-Term Liabilities

Notes Payable to various shareholders bears interest at 2%
per annum principal and interest due on December 31, 2010	$150,000	$-

Total Long-Term Liabilities - Notes	$150,000	$-

Total Liabilities Notes	$503,564	$423,564

Included in the Notes Payable – Related party for 2007 is the assumption of the $50,000 note to Norlander Information Services, Inc., from AMPO II.

Accrued interest on these notes on December 31, 2008 was 84,198 and accrued interest on these notes on December 31, 2007 was $49,065.

FullCircle Registry, Inc.

For Year Ending December 31, 2008 and December 31, 2007

Notes to Consolidated Financial Statements

Future minimum principal payments on notes payable are as follows:

2009	$353,564
2010	$150,000
2011 and after	$0
Total Liabilities-Notes	$503,564

NOTE 5. RELATED PARTY

The Company received advances from officers and shareholders during the 2008 year for operating needs. The balance of the notes payable to related parties was $398,563 and $308,563 as of December 31, 2008 and 2007, respectively.  Our officers, directors and shareholders made the following loans to the company during 2008.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Our principal executive offices are located at 161 Alpine Drive, Shelbyville, KY 40065.  The facility consists of approximately 1,200 square feet of office space, leased for $750 per month. Our original lease expired on September 15, 2007 and, due to high vacancies in the area, we have elected to maintain a verbal month-to-month agreement.  We will need to find additional office space once our new plans are funded.

The Company’s attorneys were notified on May 15, 2008 that the Company had been named as a party in a lawsuit against AMPOII, LLC.  Legal discovery has been ongoing.  The Company takes the position that the plaintiffs’ claims against the Company are without merit.  The Company is currently seeking to resolve this matter accordingly.  Legal counsel asserts that it is still too early to determine the likelihood of an unfavorable outcome or an amount or range of potential loss, therefore, the Company has not accrued for a contingent liability per the provisions of SFAS No. 5 “Accounting for Contingencies.”

NOTE 7. INTANGIBLE ASSETS

During September 2005 the Company entered an agreement with American Medical Pharmaceutical Outlet II, Inc. (AMPO II), wherein the Company would issue 1,500,000 shares of common stock and up to $150,000 over a six month period in return for a 50% interest in AMPO II. The Company has accounted for the value of the shares and the cash advanced as an investment accounted for under the equity method. The Company records its interest in the net income or loss of AMPO II through an entry to the statement of operations and an offsetting entry to the value of the investment.  The amount of funds invested in AMPO for 2006 was $93,900.  The total investment in AMPO II at the end of the year 2006 was $318,746 compared to $224,846 total amount invested at the end of the year 2005.

In 2007 the Company assumed a note payable to Norlander Information Services in the amount of $50,000 which increased the investment amount in AMPO II.  The total investment in AMPO II on December 31, 2007 was $368,746.  Also during 2007, AMPO II ceased its operations and discontinued its business.  As part of the investment, the Company was transferred the exclusive rights to the AMPO II database of customers.  The Company has recorded this as an intangible asset for the amount the Company had invested in AMPO II, Inc., that will be amortized over a 15 year useful life according to SFAS No. 142, “Goodwill and Other Intangible Assets” which establishes new standards for the treatment of goodwill and other intangible assets.  In July, 2008 the customer database was put into service and we began amortizing it at a rate of $6,146 per quarter.

In September of 2008 the Company engaged the firm of Potter and Company, LLP to perform a valuation of our 68,000 customer database.  On January 26, 2009 the valuation was provided showing the value of the database asset to be $541,332 which exceeds our book value of $368,746, less accumulated depreciation of $12,292.  Therefore, no impairment is determined at the end of December 31. 2008.

FullCircle Registry, Inc.

For Year Ending December 31, 2008 and December 31, 2007

Notes to Consolidated Financial Statements

NOTE 8. WARRANTS

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for convertible debt.

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at January 1, 2007	18,000,000	$ 0.075
Granted
Exercised	-	-
Cancelled	(18,000,000)	$ 0.075
Outstanding at December 31, 2007	-	-
Exercisable at December 31, 2007	-	-
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at December 31, 2008	-	-
Exercisable at December 31, 2008	-	-

NOTE 9. STOCKHOLDERS EQUITY

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

On August 10, 2007, Alec Stone, Chairman of the Company’s Board of Directors, and Isaac Boutwell, former CEO and current Board Member, each surrendered 50% of their personal share holdings to the Company’s treasury for no consideration.  In an effort to improve shareholder equity and stockholder confidence, these two directors and significant shareholders have surrendered 14,681,414 shares.  The shares have been returned to the Company and have been cancelled. Also, 10,000,000 shares are reserved for the purpose of supporting the Preferred Share Offering.

During the March quarter 2008, the Company issued 100,000 shares to Trent Oakley for services at .04 per share.

During the June quarter 2008, the Company issued 100,000 restricted shares to Trent Oakley for services at .04 per share.

During the June quarter 2008, the Company issued 100,000 restricted shares for services for four new agents at .04 per share.

During the June quarter 2008, the Company issued 2,000,000 restricted shares for $80,000 cash for operating capital to a related party, a shareholder, at .04 per share.  The funds were used to satisfy two notes for cash in the amount of $70,000 in principal and $4,337 in accrued interest.

FullCircle Registry, Inc.

For Year Ending December 31, 2008 and December 31, 2007

Notes to Consolidated Financial Statements

In October 2008 the Company issued 307,000 restricted shares for services at .011 per share.

In October 2008 the Company issued 1,666,667 shares for cash for operations at .03 per share.

In December 2008 the Company issued 2,500,000 shares for cash for operations at .02 per share.