Form 10-Q
period 2009-03-31
FULLCIRCLE REGISTRY INC
filed 2009-05-15
CIK 1127993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 77,970,573 Class A common shares and 20,000 Class B preferred shares, as of March 31, 2009.

FORM 10-Q

FULLCIRCLE REGISTRY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS.

In the opinion of management, the accompanying unaudited financial statements of FullCircle Registry, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X for the three month periods ended March 31, 2009. The financial statements reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods.

The information furnished herein was taken from the books and records of the Company without audit.  However, such information reflects all adjustments, which are, in the opinion of management, necessary to properly reflect the results of the interim period presented.  The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

FullCircle Registry, Inc.
Consolidated Balance Sheets

ASSETS	March 31,	December 31,
	2009	2008
	(Unaudited)
Current assets:
Cash	$10,701	$22,331

Total Current Assets	10,701	22,331

Other assets:

Customer database and software, net	350,308	356,454

Total other assets	350,308	356,454

Total assets	$361,009	$378,785

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:

Accounts payable	$87,112	$76,690

Accrued interest	93,353	84,198

Accrued expenses	3,180	3,595

Notes payable	105,000	105,000

Notes payable-related party	268,563	248,563

Total current liabilities	557,208	518,046

Long term liabilities:
Notes payable-related party	150,000	150,000
Total long term liabilities	150,000	150,000

Total liabilities	707,208	668,046

Stockholders deficit:

Preferred stock, authorized 5,000,000 shares of $.001 par value, issued and outstanding 20,000	20	20

Common stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding 77,970,573 and 77,970,573 shares, respectively	77,971	77,971

Additional paid-in capital	7,009,821	7,009,821

Accumulated deficit	(7,434,011)	(7,377,073)

Total Stockholders' deficit	(346,199)	(289,261)

Total liabilities and stockholders' deficit	$361,009	$378,785

	The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended March 31,
	2009	2008

Revenues	$5,490	$32,578

Cost of sales	146	21,645

Gross profit	5,343	10,933

Operating expenses

Selling, general & administrative	51,527	39,654

Total operating expenses	51,527	39,654

Operating loss	(46,183)	(28,721)

Other income (expense)

Interest expense	(10,755)	(11,695)

Total other income (expense)	(10,755)	(11,695)

Net loss before income taxes	(56,938)	(40,416)

Income taxes	0.00	0.00

Net loss	$(56,938)	$(40,416)

Net basic and fully diluted loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	77,970,573	71,746,906

The accompanying notes are an integral part of these financial statements

FullCircle Registry, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
Cash flows from operating activities

Net loss	$(56,938)	$(40,416)

Adjustments to reconcile net loss to net cash
Depreciation & amortization	6,146	-
Stock issued for services	-	4,000
Change in assets and liabilities
Increase (decrease) in accounts payable	10,422	(8,266)
Increase (decrease) in accrued interest	9,155	9,295
Increase (decrease) in accrued expenses	(415)	(20,259)
Net cash used by operating activities	(31,630)	(55,646)

Cash flows from investing activities
Net cash provided by investing activities	-	-

Cash flows from financing activities
Proceeds from notes payable - related party	20,000	50,000
Net cash provided by financing activities	20,000	50,000

Net increase in cash	(11,630)	(5,646)

Cash and cash equivalents at beginning of period	22,331	10,068

Cash and cash equivalents at end of period	$$10,701	$4,422

Supplemental cash flow information

Cash paid for:

Interest	$1,600	$2,004
Taxes	-	-

Non-cash transactions

Stock issued for notes payable and accrued interest	$-	$-
Stock issued for services	$-	$4,000

The accompanying notes are an integral part of these financial statements

FullCircle Registry, Inc.

For Period Ending March 31, 2009

Notes to Consolidated Financial Statements

NOTE 1. BASIS OF FINANCIAL STATEMENT PRESENTATION.

FullCircle Registry, Inc. has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2009 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-K for the twelve months ended December 31, 2008.

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

The accompanying un-audited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2008, Annual Report on Form 10-K. Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

However, the Company has incurred losses resulting in an accumulated deficit of approximately $7.4 million as of March 31, 2009.

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

FullCircle Registry, Inc.

For Period Ending March 31, 2009

Notes to Consolidated Financial Statements

NOTE 3. EARNINGS (LOSS) PER SHARE

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the consolidated financial statements.

	For the Three Months Ended March 31,
	2009	2008

Net Loss	$(56,938)	$(40,416)

Net Loss Per Share	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	77,970,573	71,746,906

NOTE 4. NOTES PAYABLE – RELATED PARTY

The Company's notes payable obligations, both related party and unrelated, are as follows for the period ending March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Notes payable to related parties - current liabilities

Notes payable to various shareholders and officers bears	$$25,000	$$25,000
Interest at 8.0% per annum principal and interest due on demand

Notes payable to various shareholders and officers bears
Interest at 10.0% per annum principal and interest due on demand	243,563	223,564

Notes Payable to various shareholders and officers bears
Interest at 12.0% per annum principal and interest due on demand	-	-

Total notes payable to related parties - current liabilities	268,563	248,564

Notes payable - other current liabilities

Notes payable to various individuals bears Interest at 8.0% per annum	65,000	65,000
principal and interest due on demand

Notes payable to various individuals bears Interest at 12.0% per annum
principal and interest due on demand	40,000	40,000

Total Notes Payable - Other Current Liabilities	105,000	105,000

Total current liabilities - notes	373,563	353,564

Notes payable to related parties - long-term liabilities
Notes payable to various shareholders bears interest at 2%
per annum principal and interest due on December 31, 2010	150,000	150,000

Total long-term liabilities - notes	150,000	150,000

Total liabilities - notes	$$523,563	$$503,564

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

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

Our Corporate Information

Our principal executive offices are located at 161 Alpine Drive, Shelbyville, Kentucky, 40065 and our telephone number is (502) 410-4500. Our current website addresses are www.fullcircleregistry.com, www.fullcirclerx.com, and www.medshelp4U.com. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Prospectus or the registration statement of which it forms a part. Our website will be immediately revised and updated upon receipt of funds to reflect our new business model.

Since the current economic situation occurred last year, our insurance sales have dropped significantly. One of our major insurance companies has undergone a significant loss of popularity and the insurance industry has experienced a domino effect. We do not expect our industry to return to pre-depression levels near term but we do expect that the situation will provide additional opportunities with our agency merger plans because of their diminished revenues.

Because of the unavailability of funds the Company has refrained from expanding the business model. Funds are tightly held and we have had to be extremely conservative about expending Company funds on marketing, salaries and other expenses until funds are available.

S-1 Application

In order to implement the following business plan and strategy we have submitted an S-1 registration statement to offer a new class of preferred shares for the required funding for our plans. We are requesting to offer One Million preferred Class B shares at the price of $1.00 per share with 2% yield and a conversion rate of .10 per share in two years. The conversation rate is an arbitrary rate selected by management was determined after taking into consideration of the $7.3 million loss carryfoward, the value of our appraised database, the low float in the market, the value of the business plan, and the experience of management.

Our Business and Strategy

We have formed two new wholly-owned subsidiaries to begin the new business plan as specifically set forth beginning on page 12. Below, we have briefly summarized our business plan.

FullCircle Insurance Agency, Inc.

It is our plan to acquire, or otherwise merge with, small insurance agencies and incorporate them into the FullCircle family of businesses. We plan to offer a five to ten-year exit plan to agency owners, which may include issuance of shares of FullCircle Registry, Inc., to give them the ability to exit their business with the potential to meet or exceed the value of their business and participate financially in the growth of the Company. This plan should facilitate the transfer of loyalties from agency owner’s customers as well as provide the proper environment to attract new talent.

We are developing our plans and infrastructure for our new agencies. Initial plans for our FullCircle wheel of products and services that are in development are: Prescription assistance services, Life insurance, Health insurance (Group and Individual), Auto and Home insurance, Medical Record Storage and our ENC products. As our name, “FullCircle,” implies, we intend to become a full service, one-stop shop for all insurance needs of our clients.

As agencies are acquired, we will begin adding our products and services to their portfolios. By adding our additional products and services, we expect to increase the gross revenue with each new agency acquisition when assimilation is completed and new products are installed. With the additional sales force, we expect to experience higher commission rates because we will receive higher performance payout levels with each of our chosen insurance companies.

The number, diversity and sophistication of the insurance products available in the insurance marketplace have grown significantly in recent years. Our clients increasingly require sophisticated insurance planning services such as ours to support their complex needs. We believe we are well positioned for significant growth and have a multi-faceted growth strategy that builds on our new and existing client relationships, insurance products, brands and our integral role in the insurance process.

We have formed the FullCircle Insurance Agency, Inc. to be our vehicle for this business plan. At this time we have not begun operations since we are awaiting the approval for funding.

FullCircle Insurance Agency, Inc. Revenue Projections

The following projection timeline is based on the assumptions of available funding. The timeline begins when funding is available.

The five-year growth forecast assuming an average of $100,000 initial revenue from agencies after acquired, then expanding to an average of $200,000 revenue per agency after new products are introduced.

	12 mos.	24 mos.	36 mos.	48 mos.	60 mos.	72 mos.
Agency Gross Rev	$200K	$3.0M	$9.37M	$18.75M	$35M	$40M

Any financial projection discussion of FullCircle included in this Prospectus is based upon assumptions that we believe to be reasonable. Even if the assumptions underlying its plans prove to be correct, there can be no assurance that FullCircle will not incur substantial operating losses in attaining its goals. There can be no assurance that the objectives will be realized if any of the assumptions underlying its plans prove to be incorrect. The Directors of FullCircle have studied, and are familiar with, the current insurance market; however, investors should be aware that no independent market studies have been conducted by us regarding the proposed business plans, nor are any such studies currently planned.

FullCircle Prescription Services, Inc.

FullCircle Prescription Services, Inc. has been established for the purpose of handling our new prescription services program. We have, at very little expense, been contacting potential contractors and agents to help move the project forward but are limited as to how aggressive we can be given limited capital.

Our launch with our FullCircleRx plan has been delayed waiting on funds, but FullCircle Prescription Services, Inc. has begun limited operations.

We have entered into an arrangement with a worldwide pharmacy located in Canada to assist our customers in shopping the world. We have entered into agreements with 37 contractors and agents to find the customers that are in need of assistance in reducing the cost of their medications.

In summary the marketing of our FullCircleRx prescription assistance program is:

•

AMPO database mailings.

•

Churches as contractors for fund raising projects.

•

Large marketing media like RV Trader, Auto Trader, etc.

•

Database sharing with organizations that do similar medical marketing but not in our niche or do not have prescription assistance programs.

•

Leasing or selling rights to our database as it continues to grow and evolve.

•

Insurance agents and agencies.

•

Small businesses without health benefits.

•

Web marketing. Fertility drugs, birth control drugs, Medicare Donut Hole problems, etc.

•

Word of mouth (incentives for existing customers to send us new customers).

•

Contractor and agent campaign through mailings and advertising.

•

Prescription gift card for friends and families to assist the elderly in the cost of their medications.

•

City, County, and State government employees.

•

Multipurpose FullCircle FullServices Health Card

We have entered into an agreement with Acap Security, Inc. (http://acapsecurity.com) for an exclusive co-branded FullCircle FullServices Health Card between PinPay, Global Health Management, and FullCircle. Global Health Management, LLC is the servicing company that provides our clients their medications. PinPay is owned by Acap Security.

We have also received an MISO agreement (Master Independent Sales Organization) from PinPay, Inc. PinPay is committed to provide significant focus support for FullCircle to bring the Health, Insurance and Pharmaceutical industries throughout the world to the PinPay program. www.pinpay.net is currently engaged in beta testing with banks and clients internationally. Once these beta tests are concluded, we will be released to begin approaching the health and insurance related companies worldwide. FullCircle currently has health industry professionals standing by to begin signing the health industry as merchants and agents as well.

FullCircle FullServices Health Card

The expansion of Shop the World with PinPay will include a real card that can be loaded with a cafeteria of different plans and programs. Some could be free and we would experience revenue as they are used and some would be annual fee based. We are in the stages of finalizing this plan and will be able to begin when funding is available. The plan tentatively includes the addition of the following services:

•

FullCircleRx Shop the World

•

FullCircleRx Pharmacy Discount Plan (like other pharmacy cards that are sold for $25 to $30 per year memberships) this is for immediate need drugs like antibiotics, etc.)

•

FullCircle Insurance Services Card (call for any quote on any kind of insurance and we will shop for our members)

•

FullCircle PinPay card (transfer money anywhere internationally, payroll, merchants, etc. like a debit card) much lower cost than Western Union.

•

FullCircle Mini-Med card (for those without insurance, it provides near insurance level costs for medical, dental, vision, hospitalization)

FullCircle Prescription Services, Inc. Revenue Projections

The following projection timeline is based on the assumptions of available funding. The timeline begins when funding is available to support brochures, websites, mailings and office infrastructure.

	Year 1	Year 2	Year 3	Year 4	Year 5
Total Revenue Projection FCPS all marketing segments	$ 736,700	$1,473,400	$2,623,720	$4,924,360	$8,879,480

Any financial projection discussion of FullCircle included in this Prospectus is based upon assumptions that we believe to be reasonable. Even if the assumptions underlying its plans prove to be correct, there can be no assurance that FullCircle will not incur substantial operating losses in attaining its goals. There can be no assurance that the objectives will be realized if any of the assumptions underlying its plans prove to be incorrect. The Directors of FullCircle have studied, and are familiar with, the current insurance market; however, investors should be aware that no independent market studies have been conducted by us regarding the proposed business plans, nor are any such studies currently planned.

Risks Affecting Us

Our business is subject to numerous risks. We have a limited history of operations as an insurance agency, have a history of operating losses, and may not achieve or maintain profitability. We are dependent upon the sale of our products and services to generate a significant percentage of our revenue. The insurance industry is a highly competitive market, and we will be competing against companies that have much longer operating histories, more established brands and greater resources than we do. We rely on third party insurance companies in our marketing and selling of services to a significant portion of our client base.

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

It is our plan to acquire, or otherwise merge with, small insurance agencies with a five to ten-year exit plan as well as offer shares of FullCircle Registry, Inc. to these agency owners to give them the ability to exit their business with the potential to meet or exceed the value of their business and participate financially in the growth of the company.

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

We are planning on moving cautiously initially. We have only 10 agencies targeted for merger during the first year after funding is available. We will need ample time to develop the infrastructure and to train the individuals to manage these agencies once acquired. We expect that some of the owners will continue to work and will phase out over time; others will want to exit immediately. We will have to be flexible to move as needed as each situation emerges.

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

We expect to receive assistance from our major insurance company executive — many have already indicated they are aware of agent-owners who are looking for exit strategies. Research shows that the average age of the owners of the independent insurance agencies in our country is 54 years old. Our information suggests that over 20% of the agencies nationally (over 125,000 agency owners) have no exit plan. Like other businesses, the independent insurance agents of rural America are having a problem “selling” their books of business. Many major insurance companies are beginning to acquire larger agencies but the smaller rural agencies are being passed over. Our goal is to merge with hundreds of these agencies over the next several years. We have been in contact with a number of agencies that are looking for an exit plan.

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

Employees, contractors, agents, and agreements

The Company currently has five employees, six independent contractors, thirty-seven agents and four company agreements.

The Company currently has five full-time independent contractors and six independent sales representatives.

Results of Operations for the Three Month Periods Ended March 31, 2009 and 2008

Revenues during the three months ended March 31, 2009 were $5,490 with a cost of sales of $146 yielding a gross profit of $5,343 compared to $32,578 in revenues for the same period in 2008 with cost of sales of $21,645 yielding a gross profit of $10,933 for the same period in 2008. The reduction in revenues reflected the company’s transition into prescription services away from insurance sales for the near term because of the shortage of capital. Also, insurance sales have been impacted by the negative economic news revolving around AIG. The prescription services reflect a higher gross margin percentage. Once funding is available both segments of our business should provide higher revenues.

Operating expenses and selling, general and administrative costs during the current three-month period were $51,527 resulting in an operating loss of $46,183 compared to operating expenses of $39,654 for the three months ended March 31, 2008 resulting in an operating loss of $28,721 in the same period in 2008. Operating expenses have increased because of our new depreciation plan for our database and additional operating expenses have occurred for SEC compliance.

Interest expense for the three months ended March 31, 2009 was $10,755 resulting in a net loss from continuing operations of $56,938. For the three months ended March 31, 2008 the Company had interest expense of $11,695 and recognized a net loss of $40,416.

Liquidity and Capital Resources

At March 31, 2009 the Company had total assets of $361,009 compared to total assets of $378,785 at December 31, 2008. The Company had total assets consisting of $10,701 in cash, $0 in property and equipment, and $350,308 investment in the 68,000 name database. Total assets at December 31, 2008 consisted of $22,331 in cash, $0 in property and equipment, and $356,454 investment in our customer database.

At March 31, 2009, the Company had $707,208 in total liabilities. Total liabilities include $87,112 in accounts payable, $93,353 in accrued interest, $3,180 in accrued expenses, $105,000 in notes payable, $268,563 in notes payable to related parties and $150,000 long-term notes payable-related parties. Total liabilities at December 31, 2008 were $668,046, which were comprised of $76,690 in accounts payable, $84,198 in accrued interest, $3,595 in accrued expenses, $105,000 in notes payable and $248,563 in notes payable to related parties and $150,000 long-term notes payable-related parties.

Net cash used by operating activities for the three months ended March 31, 2009 was $31,630 compared to $55,646 for the same period in 2008. During the three months ended March 31, 2009, $0 was used for investments, and $20,000 was provided by financing activities. For the same period in 2008 $0 was used for investments and $50,000 was provided by financing activities.

As of March 31, 2009 we had no capital commitments. We are currently focused on increasing revenues from our operations and reducing debt through converting debentures and notes payable to common stock. We may also seek funding from unencumbered securities purchases or from lenders offering favorable terms. No assurance can be given that we will be able to obtain the total capital necessary to fund our new business plans. In such an event, this may have a materially adverse effect on our business, operating results and financial condition.

We require additional capital to supplement our anticipated revenues and fund our continuing operations. We have relied upon advances from officers and shareholders and we have issued stock to finance our operations to this point.

FullCircle currently owes $418,563 in notes payable to related parties, and other notes payable of $105,000. Our auditors have expressed concern that the Company has experienced losses from operations and negative cash flows from operations since inception. We have negative working capital and a capital deficiency at March 31, 2009. These conditions raise substantial doubt about our ability to continue as a going concern.

Late in 2007 and early in 2008 insurance sales revenue began as a result of our transition into the insurance business. The accounting process; revenue recognition, cost of sales, gross profit and operating expenses will fluctuate as we continue to evolve as an insurance agency.

In the second half of 2008 and through the March quarter 2009 our insurance sales dropped because of the economic climate in the United States. We do not expect insurance sales to increase in the near term until we can fund our agency and agent recruiting programs.

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

Other Business Opportunities

Insurance Products

One significant aspect of our new focus and direction is our ability to generate new prospects and clients. One immediate opportunity is the marketing insurance products to existing clients of a Louisville area attorney who is also a licensed insurance agent. We expect to partner up with other local attorneys to expand this product offering. Phase one of this plan is currently in motion and revenue has occurred.

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

During the three month period ending March 31, 2009, in an effort to secure additional operating capital, and to pay down accounts payable, the Company borrowed $20,000, with a Promissory Note from a major stockholder of the Company. This Note, together with interest accrued thereon at the rate of ten percent (10%) per annum, shall become due and payable in one lump sum on December 31, 2009. The Note was issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SHAREHOLDERS.

No matters were submitted to security holders to be voted upon during the quarter ending March 31, 2009.

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

FULLCIRCLE REGISTRY, INC.

Date: May 15, 2009

/s/ Norman L. Frohreich

Norman L. Frohreich

President

Chief Executive Officer

Chief Financial Officer