Form 10-Q
period 2009-06-30
FULLCIRCLE REGISTRY INC
filed 2009-08-14
CIK 1127993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X .No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	.	Smaller reporting company	X .
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 79,240,573 Class A common shares and 20,000 Class B preferred shares, as of June 30, 2009.

FORM 10-Q

FULLCIRCLE REGISTRY, INC.

Table of Contents

Page

PART I.

Financial Information

Item 1.

Unaudited Financial Statements

3

Consolidated Balance Sheets for June 30, 2009 (unaudited)

and December 31, 2008

4

Consolidated Statements of Operations for the

Three Months Ended June 30, 2009 and 2008 (unaudited)

5

Consolidated Statements of Cash Flows for the

Six Months Ended June 30, 2009 and 2008 (unaudited)

6

Notes to Consolidated Financial Statements (unaudited)

7

Item 2.

Management’s Discussion and Analysis or Plan of Operation

10

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

16

Item 4.

Controls and Procedures

17

PART II.

Other Information

Item 1.

Legal Proceedings

17

Item 1A.

Risk Factors

17

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

17

Item 3.

Defaults Upon Senior Securities

17

Item 4.

Submission of Matters to a Vote of Security Holders

17

Item 5.

Other Information

17

Item 6.

Exhibits

18

Signatures

19

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS.

In the opinion of management, the accompanying unaudited financial statements of FullCircle Registry, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X for the three month periods ended June 30, 2009. The financial statements reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods.

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments, which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

FULLCIRCLE REGISTRY, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
Current assets:
Cash	$14,878	$22,331
Total Current Assets	14,878	22,331

Other assets:

Customer database and software, net	344,162	356,454
Total other assets	344,162	356,454
Total assets	$359,040	$378,785

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$110,920	$76,690
Accrued interest	103,192	84,198
Accrued expenses	1,786	3,595
Notes payable	105,000	105,000
Notes payable-related party	268,563	248,563
Total current liabilities	589,461	518,046

Long term liabilities:
Notes payable-related party	150,000	150,000
Total long term liabilities	150,000	150,000

Total liabilities	739,461	668,046

Stockholders deficit:

Preferred stock, authorized 5,000,000 shares of $.001 par
value, issued and outstanding 20,000	20	20
Common stock, authorized 200,000,000 shares of $.001 par value, issued and
outstanding 79,240,573 and 77,970,573 shares, respectively	79,241	77,971
Additional paid-in capital	7,048,551	7,009,821
Accumulated deficit	(7,508,233)	(7,377,073)

Total Stockholders' deficit	(380,421)	(289,261)

Total liabilities and stockholders' deficit	$359,040	$378,785

The accompanying notes are an integral part of these consolidated financial statements.

FULLCIRCLE REGISTRY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30
	2009	2008	2009	2008

Revenues	$2,901	$67,764	$8,390	$102,342

Cost of sales	-	45,595	146	67,240

Gross profit	2,901	24,169	8,244	35,102

Operating expenses

Selling, general & administrative	67,126	92,894	118,810	132,550

Total operating expenses	67,126	92,894	118,810	132,550

Operating loss	(64,225)	(68,725)	(110,566)	(97,448)

Other income (expense)

Interest expense	(9,839)	(12,348)	(20,594)	(24,043)

Total other income (expense)	(9,839)	(12,348)	(20,594)	(24,043)

Net loss before income taxes	(74,064)	(81,073)	(131,160)	(121,491)

Income taxes	-	-	-	-

Net loss	$(74,064)	$(81,073)	$(131,160)	$(121,491)

Net basic and fully diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	78,272,286	73,298,005	78,272,286	72,582,071

The accompanying notes are an integral part of these financial statements

FULLCIRCLE REGISTRY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months
	Ended June 30,
	2009	2008
Cash flows from operating activities

Net loss	$(131,160)	$(121,491)

Adjustments to reconcile net loss to net cash
Depreciation & amortization	12,292	-
Stock issued for services	-	11,000
Change in assets and liabilities
Increase (decrease) in accounts payable	34,230	11,248
Increase (decrease) in accrued interest	18,994	17,306
Increase (decrease) in accrued expenses	(1,809)	(19,236)
Net cash used by operating activities	(67,453)	(101,173)

Cash flows from investing activities
Net cash provided by investing activities	-	-

Cash flows from financing activities
Proceeds from notes payable - related party	20,000	100,000
Payments for notes payable	-	(70,000)
Proceeds from sale of stock	40,000	80,000
Net cash provided by financing activities	60,000	110,000

Net increase (decrease) in cash	(7,453)	8,827

Cash and cash equivalents at beginning of period	22,331	10,068

Cash and cash equivalents at end of period	$14,878	$18,895

Supplemental cash flow information

Cash paid for:

Interest	$1,600	$6,341
Taxes	$-	$-

Non-cash transactions

Stock issued for notes payable and accrued interest	$-	$-
Stock issued for services	$-	$11,000

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.

For Period Ending June 30, 2009

Notes to Consolidated Financial Statements

NOTE 1. BASIS OF FINANCIAL STATEMENT PRESENTATION.

FullCircle Registry, Inc. has elected to omit substantially all footnotes to the financial statements for the three months ended June 30, 2009 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-K for the twelve months ended December 31, 2008.

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

The accompanying un-audited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2008, Annual Report on Form 10-K. Operating results for the three months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

However, the Company has incurred losses resulting in an accumulated deficit of approximately $7.5 million as of June 30, 2009.

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

For Period Ending June 30, 2009

Notes to Consolidated Financial Statements

NOTE 3. EARNINGS (LOSS) PER SHARE

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the consolidated financial statements.

	For the three Months
	Ended June 30,
	2009	2008

Net loss	$(74,064)	$(81,073)

Net basic and fully diluted loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	78,272,286	73,298,005

	For the six Months
	Ended June 30,
	2009	2008

Net loss	$(131,160)	$(121,491)

Net basic and fully diluted loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	78,272,286	72,582,071

FullCircle Registry, Inc.

For Period Ending June 30, 2009

Notes to Consolidated Financial Statements

NOTE 4. NOTES PAYABLE – RELATED PARTY

The Company's notes payable obligations, both related party and unrelated, are as follows for the period ending June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008

Notes payable related parties current liabilities

Notes payable to various shareholders and officers bears	$25,000	$25,000
Interest at 8.0% per annum principal and interest due on demand

Notes payable to various shareholders and officers bears
Interest at 10.0% per annum principal and interest due on demand	243,563	223,563

Total notes payable related parties current liabilities	268,563	248,563

Notes payable - other current liabilities

Notes payable to various individuals bears Interest at 8.0% per annum	65,000	65,000
principal and interest due on demand

Notes payable to various individuals bears Interest at 12.0% per annum
principal and interest due on demand	40,000	40,000

Total Notes Payable - Other Current Liabilities	105,000	105,000

Total current liabilities - notes	373,563	353,563

Notes payable related parties long-term liabilities

Notes payable to various shareholders bears interest at 2%
per annum principal and interest due on December 31, 2010	150,000	150,000

Total long-term liabilities - notes	150,000	150,000

Total liabilities notes	$523,563	$503,563

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

S-1 Application

In order to implement the following business plan and strategy we have submitted an S-1 registration statement to offer a new class of preferred shares for the required funding for our plans. We are requesting to offer One Million preferred Class B shares at the price of $1.00 per share with 2% yield and a conversion rate of .10 per share in two years. The conversation rate is an arbitrary rate selected by management was determined after taking into consideration of the $7.5 million loss carryfoward, the value of our appraised database, the low float in the market, the value of the business plan, and the experience of management.

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

The number, diversity and sophistication of the insurance products available in the insurance marketplace have grown significantly in recent years. Our clients increasingly require sophisticated insurance planning services such as ours to support their complex needs. We believe we are well positioned for significant growth and have a multi-faceted growth strategy that builds on our new and existing client relationships, insurance products, brands and our role in the insurance process.

We have formed the FullCircle Insurance Agency, Inc. to be our vehicle for this business plan. At this time we have not begun operations since we are awaiting funding.

FullCircle Insurance Agency, Inc. Revenue Projections

The following projection timeline is based on the assumptions of available funding. The timeline begins when an offering of additional stock is completed or funding is otherwise available.

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

AMPO client name database mailings.

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

•

FullCircle Mini-Med card (for those without insurance, it provides near insurance level costs for medical, dental, vision, hospitalization)

FullCircle Prescription Services, Inc. Revenue Projections

The following projection timeline is based on the assumptions of available funding. The timeline begins when an offering is completed or funding is otherwise made available to support brochures, websites, mailings and office infrastructure.

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

Current Status of Business Activity

The Company has been forced to discontinue the marketing of our plans because there are insufficient funds to fuel this development. We continue to work on back office infrastructure and materials to be ready to launch our plans once funding is available from a stock offering or other sources.

We are continuing to work with our business partners in the development of our materials. Once funding is available we will be ready to announce these developments and then engage the personnel that are ready to work with these partners.

We are continuing to work with our auditors, attorneys, and accountant to obtain funding. Our team provides immediate responses for any requests from our professional support team and the SEC. The process of the application is extremely cumbersome, complicated, detailed, and expensive.

On August 11, 2009, FullCircle Prescription Services, Inc. was informed that PinPay be ready and able to support the FullCircle Prescription Gift Card on October 1, 2009. If funds are available at that time. FullCircle will have the necessary marketing materials to launch this exclusive service for our customers prior to the 2009 Christmas gift card season.

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

Employees, contractors, agents, and agreements

The Company currently has five employees, six independent contractors, thirty-nine agents and four company agreements.

The Company currently has five full-time independent contractors and six independent sales representatives.

Results of Operations for the Three Month Periods Ended June 30, 2009 and 2008 and the Six Month Period Ended June 30, 2009 and 2008

Revenues during the three months ended June 30, 2009 were $2,901 with a cost of sales of $0 yielding a gross profit of $2,901 compared to $67,764 in revenues for the same period in 2008 with cost of sales of $45,595 yielding a gross profit of $24,169 for the same period in 2008. Revenues during the six months ended June 30, 2009 were $8,390 with a cost of sales of $146 yielding a gross profit of $8,244 compared to $102,342 in revenues for the same period in 2008 with cost of sales of $67,240 yielding a gross profit of $35,102 for the same period in 2008. The reduction in revenues reflected the company’s transition into prescription services away from insurance sales for the near term because of the shortage of capital. Also, insurance sales have been impacted by the negative economic news revolving around AIG. The prescription services reflect a higher gross margin percentage. Once funding is available both segments of our business should provide higher revenues.

Operating expenses and selling, general and administrative costs during the current three-month period were $67,126 resulting in an operating loss of $64,225 compared to operating expenses of $92,894 for the three months ended June 30, 2008 resulting in an operating loss of $68,725 in the same period in 2008. Operating expenses and selling, general and administrative costs during the current six-month period were $118,810 resulting in an operating loss of $110,566 compared to operating expenses of $132,550 for the six months ended June 30, 2008 resulting in an operating loss of $97,448 in the same period in 2008. Operating expenses continue to be high because of our new depreciation plan for our database and additional operating expenses have occurred for SEC compliance.

Interest expense for the three months ended June 30, 2009 was $9,839 resulting in a net loss from continuing operations of $74,064. For the three months ended June 30, 2008 the Company had interest expense of $12,348 and recognized a net loss of $81,073. Interest expense for the six months ended June 30, 2009 was $20,594 resulting in a net loss from continuing operations of $131,160. For the six months ended June 30, 2008 the Company had interest expense of $24,043 and recognized a net loss of $121,491.

Liquidity and Capital Resources

At June 30, 2009 the Company had total assets of $359,040 compared to total assets of $378,785 at December 31, 2008. The Company had total assets consisting of $14,878 in cash, $0 in property and equipment, and $344,162 investment in the 68,000 name database. Total assets at December 31, 2008 consisted of $22,331 in cash, $0 in property and equipment, and $356,454 investment in our customer database.

At June 30, 2009, the Company had $739,461 in total liabilities. Total liabilities include $110,920 in accounts payable, $103,192 in accrued interest, $1,786 in accrued expenses, $105,000 in notes payable, $268,563 in notes payable to related parties and $150,000 long-term notes payable-related parties. Total liabilities at December 31, 2008 were $668,046, which were comprised of $76,690 in accounts payable, $84,198 in accrued interest, $3,595 in accrued expenses, $105,000 in notes payable and $248,563 in notes payable to related parties and $150,000 long-term notes payable-related parties.

Net cash used by operating activities for the six months ended June 30, 2009 was $67,453 compared to $101,173 for the same period in 2008. During the three months ended June, 2009, $0 was used for investments, and $40,000 was provided by financing activities. For the same period in 2008 $0 was used for investments and $60,000 was provided by financing activities.

As of June 30, 2009 we had no capital commitments. We are currently focused on increasing revenues from our operations and reducing debt through converting debentures and notes payable to common stock. We may also seek funding from unencumbered securities purchases or from lenders offering favorable terms. No assurance can be given that we will be able to obtain the total capital necessary to fund our new business plans. In such an event, this may have a materially adverse effect on our business, operating results and financial condition.

We require additional capital to supplement our anticipated revenues and fund our continuing operations. We have relied upon advances from officers and shareholders and we have issued stock to finance our operations to this point.

FullCircle currently owes $418,563 in notes payable to related parties, and other notes payable of $105,000. Our auditors have expressed concern that the Company has experienced losses from operations and negative cash flows from operations since inception. We have negative working capital and a capital deficiency at June 30, 2009. These conditions raise substantial doubt about our ability to continue as a going concern.

Late in 2007 and early in 2008 insurance sales revenue began as a result of our transition into the insurance business. The accounting process; revenue recognition, cost of sales, gross profit and operating expenses will fluctuate as we continue to evolve as an insurance agency.

In the second half of 2008 and through the June quarter 2009 our insurance sales dropped because of the economic climate in the United States and the lack of funds to properly promote and support our activities in the insurance sales area. We do not expect insurance sales to increase in the near term until we can fund our agency and agent recruiting programs.

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

Other Business Opportunities

Insurance Products

One significant aspect of our new focus and direction is our ability to generate new prospects and clients. One immediate opportunity is the marketing insurance products to existing clients of a Louisville area attorney who is also a licensed insurance agent. We expect to partner up with other local attorneys to expand this product offering. We have placed this segment of our business on hold needing funds to properly vitalize this part of our business plans.

We will continue to recruit independent licensed agents when funds are available through a stock offering or otherwise. We feel that we have a very unique recruiting proposition when it comes to obtaining quality agents for the company. We will be able to offer attractive commission rates while giving the agent the opportunity for ownership in the company through a company stock incentive plan. This ownership by the agent will also help serve as retention tool in an industry where turnover is the norm.

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

During the six month period ending June 30, 2009, in an effort to secure additional operating capital, and to pay down accounts payable, the Company borrowed $20,000, with a Promissory Note from a major stockholder of the Company. This Note, together with interest accrued thereon at the rate of ten percent (10%) per annum, shall become due and payable in one lump sum on December 31, 2009. The Note was issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SHAREHOLDERS.

No matters were submitted to security holders to be voted upon during the quarter ending June 30, 2009.

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

Date: August 14, 2009

/s/ Norman L. Frohreich

Norman L. Frohreich

President

Chief Executive Officer

Chief Financial Officer

19