Form 10-Q
period 2009-09-30
FULLCIRCLE REGISTRY INC
filed 2009-11-16
CIK 1127993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 80,407,394 Class A common shares and 10,000 Class B preferred shares, as of September 30, 2009.

FORM 10-Q

FULLCIRCLE REGISTRY, INC.

Table of Contents

Page
PART I. Financial Information

Item 1. Unaudited Financial Statements	3

Consolidated Balance Sheets for September 30, 2009 (unaudited)
and December 31, 2008	4

Consolidated Statements of Operations for the
Three Months and Nine Months Ended September 30, 2009 and 2008 (unaudited)	5

Consolidated Statements of Cash Flows for the
Nine Months Ended September 30, 2009 and 2008 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis or Plan of Operation	9

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

PART I – FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS.

In the opinion of management, the accompanying unaudited financial statements of FullCircle Registry, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X for the three month period ended September 30, 2009.  The financial statements reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods.

The information furnished herein was taken from the books and records of the Company without audit.  However, such information reflects all adjustments, which are, in the opinion of management, necessary to properly reflect the results of the interim period presented.  The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

FullCircle Registry, Inc.
Consolidated Balance Sheets

ASSETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
Current assets:

Cash	$1,478	$22,331

Total Current Assets	1,478	22,331

Other assets:

Customer database and software, net	322,652	356,454

Total other assets	322,652	356,454

Total assets	$324,130	$378,785

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

Accounts payable	$93,747	$76,690
Accrued interest	113,035	84,198
Accrued expenses	1,751	3,595
Notes payable	105,000	105,000
Notes payable-related party	270,563	248,563

Total current liabilities	584,096	518,046

Long term liabilities:

Notes payable-related party	150,000	150,000
Total long term liabilities	150,000	150,000

Total liabilities	734,096	668,046

Stockholders deficit:

Preferred stock, authorized 5,000,000 shares of $.001 par
value, issued and outstanding 10,000 and 20,000 respectively	10	20
Common stock, authorized 200,000,000 shares of $.001 par
value, issued and outstanding 80,407,241 and
77,970,573 shares, respectively	80,407	77,971
Additional paid-in capital	7,067,394	7,009,821
Accumulated deficit	(7,557,777)	(7,377,073)

Total Stockholders' deficit	(409,966)	(289,261)

Total liabilities and stockholders' deficit	$324,130	$378,785

The accompanying unaudited notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months		For the Nine Months
	Ended Sept 30,		Ended Sept 30
	2009	2008	2009	2008

Revenues	$526	$8,956	$8,916	$111,226

Cost of sales	-	6,448	146	73,687

Gross profit	526	2,508	8,770	37,539

Operating expenses

Selling, general & administrative	40,227	82,909	159,036	215,387

Total operating expenses	40,227	82,909	159,036	215,387

Operating loss	(39,701)	(80,401)	(150,266)	(177,848)

Other income (expense)

Interest expense	(9,843)	(9,314)	(30,438)	(33,357)

Total other income (expense)	(9,843)	(9,314)	(30,438)	(33,357)

Net loss before income taxes	(49,544)	(89,715)	(180,704)	(211,205)

Income taxes	-	-	-	-

Net loss	$(49,544)	$(89,715)	$(180,704)	$(211,205)

Net basic and fully diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	79,398,182	73,996,091	78,651,709	73,097,818

The accompanying unaudited notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months
	Ended Sept 30,
	2009	2008
Cash flows from operating activities

Net loss	$(180,704)	$(211,205)

Adjustments to reconcile net loss to net cash
Depreciation & amortization	33,802	6,146
Stock issued for services	-	12,000
Change in assets and liabilities
Increase (decrease) in accounts payable	17,056	17,421
Increase (decrease) in accrued interest	28,837	26,620
Increase (decrease) in accrued expenses	(1,844)	(16,348)
Net cash used by operating activities	(102,853)	(165,366)

Cash flows from investing activities
Net cash provided by investing activities in subsidiary	-	-

Cash flows from financing activities
Proceeds from notes payable - related party	22,000	150,000
Payments for notes payable	-	(70,000)
Proceeds from sale of stock	60,000	80,000
Net cash provided by financing activities	82,000	160,000

Net increase (decrease) in cash	(20,853)	(5,366)

Cash and cash equivalents at beginning of period	22,331	10,068

Cash and cash equivalents at end of period	$1,478	$4,702

Supplemental cash flow information

Cash paid for:

Interest	$1,600	$3,737
Taxes	$-	$-

Non-cash transactions
Stock issued for notes payable and accrued interest	$-	$-
Stock issued for services	$-	$12,000

The accompanying unaudited notes are an integral part of these consolidated financial statements

NOTE 1.  BASIS OF FINANCIAL STATEMENT PRESENTATION.

FullCircle Registry, Inc. has elected to omit substantially all footnotes to the financial statements for the three months ended September 30, 2009 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-K for the twelve months ended December 31, 2008.

The information furnished herein was taken from the books and records of the Company without audit.  However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented.  The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

The accompanying un-audited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2008, Annual Report on Form 10-K.  Operating results for the three months and nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

However, the Company has incurred losses resulting in an accumulated deficit of approximately $7.5 million as of September 30, 2009.

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

NOTE 3.  STOCKHOLDER’S EQUITY

During the nine month period ending September 30, 2009 the company issued an aggregate amount of 666,668 restricted shares of the Company’s common stock for operating capital at .03 per share to related parties.   In addition the company issued a $2,000 note for working capital to a related party during the same period.

Also, during the nine month period ending September 30, 2009 the company converted 10,000 Class A Preferred shares issued in 2002 for 500,000 shares of Class A Common stock.

On May 18, 2009 the company issued an aggregate amount of 1,270,000 shares of the Company’s common stock for operating capital at .0315 per share to related parties.

NOTE 4.  SIGNIFICANT ACCOUNTING POLICIES

Effective July 1, 2009, in accordance with the provisions of GAAP the Company has revised its estimate of the useful life of the database asset from 15 years to 5 years from the date the assets was originally placed into service.  According to GAAP this revised life is to be amortized prospectively over its remaining useful life and, therefore, has no impact on prior periods. The result substantially increases our G&A expenditures by $15,364 per quarter and $61,456 per year.

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

The developments of all marketing expenditures, brochures, mailings, etc. have been discontinued because of the lack of capital.  There may be some residual revenues from previous activities but at this time the Company cannot move forward with the business plan until we receive additional funding.  We are in a maintenance mode and have protected and preserved cash by eliminating all-unnecessary expenditures.

S-1 Application

In order to implement the following business plan and strategy we have submitted an S-1 registration statement to offer a new class of preferred shares for the required funding for our plans.  We are requesting to offer One Million preferred Class B shares at the price of $1.00 per share with 2% yield and a conversion rate of .10 per share in two years.  The conversion rate is an arbitrary rate selected by management was determined after taking into consideration of the $7.5 million loss carryfoward, the value of our appraised database, the low float in the market, the value of the business plan, and the experience of management.

Stock registration has proven to be a long and difficult process.  It is the opinion of management that the S-1 application is a better alternative for funding than issuing shares under a Regulation D filing.  In addition, the Company believes that it will be necessary to use this process to gain additional funding once we enter into the merger phase of our business model.

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

On August 11, 2009, FullCircle Prescription Services, Inc. was informed that PinPay be ready and able to support the FullCircle Prescription Gift Card on October 1, 2009.  At this time we do not have sufficient funds to launch the Prescription Gift Card.  We are still targeting on hitting the Christmas Gift Card season by the end of November provided funds are available.

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

We expect to receive assistance from our major insurance company executive — many have already indicated they are aware of agent-owners who are looking for exit strategies. Research shows that the average age of the owners of the independent insurance agencies in our country is 54 years old.   Our information suggests that over 20% of the agencies nationally have no exit plan.  Like other businesses, the independent insurance agents of rural America are having a problem “selling” their books of business.  Many major insurance companies are beginning to acquire larger agencies but the smaller rural agencies are being passed over.  Our goal is to merge with hundreds of these agencies over the next several years.  We have been in contact with a number of agencies that are looking for an exit plan.

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

Results of Operations for the Three Month Periods Ended September 30, 2009 and 2008 and the Nine Month Period Ended September 30, 2009 and 2008

Revenues during the three months ended September 30, 2009 were $526 with a cost of sales of $0 yielding a gross profit of $526 compared to $8,956 in revenues for the same period in 2008 with cost of sales of $6,448 yielding a gross profit of $2,508 for the same period in 2008.  Revenues during the nine months ended September 30, 2009 were $8,916 with a cost of sales of $146 yielding a gross profit of $8,770 compared to $111,226 in revenues for the same period in 2008 with cost of sales of $73,687 yielding a gross profit of $37,539 for the same period in 2008.  In 2009 the reduction in revenues reflected the company’s transition into prescription services away from insurance sales for the near term because of the shortage of capital. Both segments of the Company’s business plan are currently not operational.  Once funding is available both segments of our business should provide higher revenues.

Operating expenses and selling, general and administrative costs during the current three-month period were $40,227 resulting in an operating loss of $39,701 compared to operating expenses of $82,909 for the three months ended September 30, 2008 resulting in an operating loss of $80,401 in the same period in 2008.  Operating expenses and selling, general and administrative costs during the current nine-month period were $159,036 resulting in an operating loss of $150,266 compared to operating expenses of $215,387 for the nine months ended September 30, 2008 resulting in an operating loss of $177,848 in the same period in 2008.  Operating expenses have been much lower because of the lack of operations but continue to be high because of our new depreciation plan for our database and additional operating expenses that have occurred for SEC compliance.

Interest expense for the three months ended September 30, 2009 was $9,843 resulting in a net loss from continuing operations of $49,544.  For the three months ended September 30, 2008 the Company had interest expense of $9,314 and recognized a net loss of $89,715.  Interest expense for the nine months ended September 30, 2009 was $30,438 resulting in a net loss from continuing operations of $180,704.  For the nine months ended September 30, 2008 the Company had interest expense of $33,357 and recognized a net loss of $211,205.

Liquidity and Capital Resources

At September 30, 2009 the Company had total assets of $324,130 compared to total assets of $378,785 at December 31, 2008.  The Company had total assets consisting of $1,478 in cash, $0 in property and equipment, and $322,652 in our customer database.  Total assets at December 31, 2008 consisted of $22,331 in cash, and $356,454 in our customer database.

At September 30, 2009, the Company had $734,096 in total liabilities.  Total liabilities include $93,747 in accounts payable, $113,035 in accrued interest, $1,751 in accrued expenses, $105,000 in notes payable, $270,536 in notes payable to related parties and $150,000 long-term notes payable-related parties.  Total liabilities at December 31, 2008 were $668,046, which were comprised of $76,690 in accounts payable, $84,198 in accrued interest, $3,595 in accrued expenses, $105,000 in notes payable and $248,563 in notes payable to related parties and $150,000 long-term notes payable-related parties.

Net cash used by operating activities for the nine months ended September 30, 2009 was $102,852 compared to $165,366 for the same period in 2008.  During the nine months ended September 30, 2009, $0 was used for investments, and $82,000 was provided by financing activities.  For the same period in 2008 $0 was used for investments and $160,000 was provided by financing activities.

As of September 30, 2009 we had no capital commitments.  We are currently focused on increasing revenues from our operations and reducing debt through converting debentures and notes payable to common stock.  We may also seek funding from unencumbered securities purchases or from lenders offering favorable terms.  No assurance can be given that we will be able to obtain the total capital necessary to fund our new business plans.  In such an event, this may have a materially adverse effect on our business, operating results and financial condition.

We require additional capital to supplement our anticipated revenues and fund our continuing operations. We have relied upon advances from officers and shareholders and we have issued stock to finance our operations to this point.

FullCircle currently owes $420,563 in notes payable to related parties, and other notes payable of $105,000. Our auditors have expressed concern that the Company has experienced losses from operations and negative cash flows from operations since inception. We have negative working capital and a capital deficiency at September 30, 2009. These conditions raise substantial doubt about our ability to continue as a going concern.

Late in 2007 and early in 2008 insurance sales revenue began as a result of our transition into the insurance business.  The accounting process; revenue recognition, cost of sales, gross profit and operating expenses will fluctuate as we continue to evolve as an insurance agency.

Commencing in the second half of 2008 and continuing through the September quarter of 2009 our insurance sales dropped because of the economic climate in the United States and the lack of funds to properly promote and support our activities in the insurance sales area.  We do not expect insurance sales to increase in the near term until we can fund our agency and agent recruiting programs.

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

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company’s attorney was notified on May 15, 2008 that FullCircle Registry had been named in a lawsuit against AMPOII, LLC. On August 12, 2009, the Court dismissed this case.

ITEM 1A.  RISK FACTORS.

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unless otherwise noted, the following shares were issued to an accredited investor in a private transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

During the three month period ending September 30, 2009, in an effort to secure additional operating capital, and to pay down accounts payable, the Company borrowed $2,000, with a Promissory Note from a major stockholder of the Company.  This Note, together with interest accrued thereon at the rate of ten percent (10%) per annum, shall become due and payable in one lump sum on September 23, 2010. The Note was issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

In addition during the nine month period ending September 30, 2009, in an effort to secure additional operating capital the company borrowed $20,000, with a Promissory Note from a major stockholder of the Company.  This Note, together with interest accrued thereon at the rate of ten percent (10%) per annum, shall become due and payable in one lump sum on March 27, 2010. The Note was issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SHAREHOLDERS.

No matters were submitted to security holders to be voted upon during the quarter ending September 30, 2009.

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

Date: November 16, 2009

/s/ Norman L. Frohreich

Norman L. Frohreich

President

Chief Executive Officer

Chief Financial Officer