Form 10-K
period 2009-12-31
FULLCIRCLE REGISTRY INC
filed 2010-04-15
CIK 1127993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

X .	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2009

.	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 333-51918

FULLCIRCLE REGISTRY, INC.

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	87-0653761 (I.R.S. Employer Identification No.)

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

Yes      . or No  X  .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes      .or No  X  .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes      . or No      .

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes      . No  X  .

The aggregate market value of the voting stock of the registrant held by non-affiliates (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the registrant’s common stock) of the registrant as of December 31, 2009 was approximately $1,085,094.

The number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2009 was 84,995,346 Class A common shares and 10,000 Class B preferred shares.

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

We are developing our plans and infrastructure.  Initial plans for our FullCircle wheel products and services that are in development are: Medicare Services, Prescription assistance, Estate Planning, Life Insurance, Health Insurance (Group and Individual), Auto and Home Insurance, and Medical Record Storage.  We have identified and engaged talent with expertise in all areas except Auto and Home Insurance. As our name “FullCircle” implies, we intend to become a full service, one-stop shop for all insurance and financial planning for our clients.

In furtherance of these plans, in 2008 FullCircle Registry formed two new wholly-owned subsidiary companies: FullCircle Insurance Agency Inc. and FullCircle Prescription Services, Inc. Due to the lack of funding and the pending Form S-1 registration statement, we were unable to launch our business plan involving our two new subsidiaries.  We only received $1,900 in revenue from the activities of our subsidiaries during the 2009 fiscal year, hence, we did not account for the subsidiaries separately on the Company’s financial statements.  Once the funding becomes available through our preferred stock offering and we begin full operations of our subsidiaries, we will prepare separate financial statements for them.

FullCircle Insurance Agency, Inc.

The FullCircle Insurance Agency, Inc. was founded in August 2008.

FullCircle Insurance Agency Strategy:

Currently we have three major focus directions for our Insurance Agency Company.

1.

Provide exit plans for existing rural insurance agencies.

2.

Provide a one-stop shop for all insurance products with the addition of new products.

3.

Estate planning assistance and consulting services with attorneys.

Exit plans for rural insurance agencies:

Our country has been blessed with so many entrepreneurs who have started their own companies and have generated a new wealth in our nation. Unfortunately, these baby boomers are nearing retirement age and, because of our current economic conditions, have few options to exit their businesses.  Small business is the strength of our economy and is the largest employer in our economy today.  They make up 78.8%% of the jobs in America today as reported in Wikipedia.

Through our research we have determined that the average age of our target insurance agency owners is now 54 years.  There are over 700,000 insurance agencies in our country today.  Our research has revealed that over 25% of these owners have no exit plan from their agencies and have limited opportunities to pass on the value of their hard work and active customer lists.  We believe the issue is not going to change; it is going to worsen for them.  In the current lending environment, it will be difficult to finance the purchase of these agencies unless they can bring in sufficient cash to appease the bankers.  These business owners are in trouble and have few options to pass on their lives’ work.  We plan to fund the acquisition of these agencies through a preferred share offering.

These agency owners have educated their children but their children are not returning to rural America to continue with “Dad or Mom’s” work.  In the older days businesses were passed on from generation to generation.  Our culture has changed.

FullCircle has studied this issue and has determined that it is going to be a significant economic factor in the years to come, not only in the insurance business but also in many other small business industries as well.

We believe that we can provide the solution for an exit plan.  We do not feel we need to spend cash to make this formula work. Instead, we can offer stock and/or profit incentives for the transfer of loyalties, assets and bottom line revenue participation.  We believe that few other organizations recognize this problem/issue in the insurance industry.  Nowhere can we find a similar rural America business model in the insurance industry.

The plan is to provide for these agencies to increase their product portfolio to the extent that they can increase revenues and at the same time move out of their businesses into retirement.  Our exit plan is designed to phase out these owners and replace them with newly trained individuals who will become part of the community

Our target acquisition candidates will be:

1.

An agency in a town with a population less than 40,000.

2.

A profitable agency that has gross revenues of $50,000 to $150,000.

3.

An agency owner that is over the age of 55.

Our research suggests that these smaller agencies are not targets for acquisition by larger companies; therefore, their individual owners have no or limited exit strategy opportunities.

We are planning on moving cautiously initially. We have only 10 agencies targeted for purchase during the first year after funding from our preferred share offering is available. We will need ample time to test the infrastructure concept and to train the individuals to manage these agencies once we have acquired them. We expect that some of the owners will continue to work with us after the acquisition and will phase out over time; others will want to exit immediately. We will have to be flexible to respond to each situation.

Revenue Projections:

The following projection timeline assumes we will receive funds from our preferred share offering.  The timeline begins when funding from our preferred share offering is available.  The five-year growth forecast assuming an average of $100,000  initial revenue from agencies when acquired, then expanding to an average of $200,000 revenue per agency after new products are introduced.

	12 mos.	24 mos.	36 mos.	48 mos.	60 mos.	72 mos.

Agencies Acquired	10	30	75	125	175	200

Agency Gross Rev	$150K	$3.0M	$9.37M	$18.75M	$35M	$40M

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

We have several strong licensed insurance industry veterans available to provide the training and leadership for this task. We have the space in our corporate office to establish an education center for our recruitment and training needs. We initially expect to operate in a five state area: Kentucky, Indiana, Illinois, Ohio and Tennessee. Once the model is fully developed and operating, we expect to move into other regional offices so that we can service these agencies from a close proximity. We believe we can operate up to 25 agencies per regional office.

Once the agencies are acquired we will begin the process of adding our products to their portfolios and services. We expect to receive additional income by blending in our other products into existing agency portfolios.  We expect to receive assistance from our major insurance company partners to identify new target agencies; several have already indicated they are aware of agent-owners who are looking for exit strategies. Based on our research we have determined that many major insurance companies are beginning to acquire larger agencies, but the smaller rural agencies are being passed over.  Our goal is to merge with hundreds of these agencies over the next several years. We have already been in contact with a number of agencies that are looking for an exit plan.

We believe we are well positioned for significant growth and have a growth strategy that builds on new client relationships, insurance products, brands and our becoming an integral part in the insurance and estate planning process for our clients. The number, diversity and sophistication of the insurance products available in the insurance marketplace have grown significantly in recent years. Our clients increasingly require sophisticated insurance and estate planning services such as ours to support their complex needs.

We have selected an industry veteran as V.P. Operations to manage our agency acquisition and agency management functions.

We will recruit independent licensed agents.  We feel that we have a very unique recruiting proposition when it comes to obtaining quality agents for the company.  We will be able to offer attractive commission rates while giving the agent the opportunity for ownership in the company through a company stock incentive plan. This ownership by the agent will also help serve as a retention tool in an industry where turnover is high.

Upon the completion of obtaining funds from our preferred stock offering, we will proceed with the agency acquisitions.

One-Stop Shop for Insurance:

As mentioned in our introduction the insurance industry has become extremely fragmented and specialized. Only in larger metropolitan areas are customers able to make a one-stop visit to take care of all of their insurance needs and that service is not readily available.  Usually a customer must visit with several agents to complete all of their insurance needs.  FullCircle Insurance Agency, Inc. wishes to turn the trend back to a one-stop shop where the customer can receive diversified products working with one agency.

One of the reasons for this problem is the complicated regulations that occur in each state.  Unlike other industries, the insurance industry is regulated by state and federal governments and each state has its own special interest and regulations.  Crossing the border from one state into another state is forbidden for certain products and illegal when it comes to selling Medicare products.  It is our mission to develop agencies in all states that can service clients in all states.  We do expect that we will have legislation soon that will allow us to sell medical health plans across state borders.  If that occurs, it will enhance our business model with the reduction of some overhead costs.

As part of our One-Stop plan, we intend to provide Life Insurance, Medicare Insurance, Annuities, Home Owner Insurance, Car Insurance, Liability Insurance, Group Medical Plans for businesses, Mini-Med Programs, Prescription Services and Estate Planning Consulting.  We have one attorney that we have begun assisting by providing consulting services and insurance products.

The message here is that there is so much unknown information about our health care costs that people cannot keep up and protect themselves from the exploding health care expenses and other difficult insurance issues.  Larger agencies do not have the time to properly inform their customers and they usually work on an assembly line process.  FullCircle is wishing to provide the latest information to help people understand the intricacies of the health care and insurance industry and help to combat exploding costs through periodic bulletins and info-emails.

Estate Planning Assistance and Consulting:

We expect to partner up with local attorneys to expand this product offering.  We are informed of many instances in which attorneys find out about insurance products from their clients after it is too late for them to correct the inappropriate direction provided by the agent.

It is important to mention that there are serious problems in the credibility of insurance products today.  As was covered in a recent “60 Minutes” segment, many people who are purchasing annuities are not informed about the penalties incurred with early withdrawals of funds for emergency purposes. We believe that there are good investment annuity products but also believe that each customer should be informed as to the benefits and the withdrawal risks of those investments.

Once we obtain funding from our preferred share offering, we will begin preparing brochures and contacting attorneys to be of assistance to their clients for integrity services.

Phase one of our new Insurance Agency Company is currently poised and ready for operations once funding is available through our preferred share offering.

FullCircle Prescription Services, Inc.

FullCircle Prescription Services, Inc. was founded in June 2008.

FullCircle Prescription Services History:

In September of 2005, the Company entered into an agreement with AMPO II, Inc. (“AMPO II”), a Kentucky corporation.  Under the agreement, the Company would issue 1,496,926 shares of FullCircle Registry, Inc. stock and pay up to $150,000 over a nine-month period in exchange for fifty percent (50%) of the outstanding AMPO II stock.  The AMPO II shares received by the Company are 50% voting and 50% non-voting.  Under the agreement the Company did not have any other obligation to AMPO II. AMPO was formed in 2002 and AMPO II was formed in 2004 to provide prescription fulfillment and prescription assistance programs.

The purchase of half the stock of AMPO II was for the purpose of fulfilling the FullCircle portion of the GE Wellness Contract. The plan was to utilize the AMPO II database to begin fulfillment of the GE Wellness Contract. Shortly after the completion of the AMPO II purchase GE decided to vacate the Wellness program and all of their executives and staff were let go.

The disbanding of GE Wellness was a major set back for FullCircle and the financial condition of the company. Once funding is available we anticipate re-engaging in a Dental and Vision program as one of our products.

After the termination of the agreement with GE Wellness the Company began to source other suppliers for these products. The FullCircle Mini-Med card, which is discussed on page 9 under the heading “Multipurpose FullCircle FullServices Health Cards”, is the plan that will be offered that replaces the GE Wellness plan. Funding is required to initiate this service. Although several opportunities are available now we have elected to postpone any further negotiations until funding is available from our preferred share offering.

AMPO and FullCircle began sharing the same offices in September 2006 when AMPO came into financial difficulties. FullCircle provided funding for the space, the phone lines, and the Utilities. When AMPO elected to cease operations they vacated our premises and AMPO as an entity was discontinued in 2007.  In 2007 AMPO II was dissolved and in return for the use of the FullCircle office space along with other unpaid expenses, AMPO II turned over all residual revenues and assets including the 68,000 customer database .We had access to all of the database, software, equipment and the records. There were no financial considerations other than the fact that FullCircle had purchased half of the stock in AMPO. AMPO closed its operation and walked away.

The database includes the names, addresses, and phone numbers of all of the customers of AMPO II.  In January 2009 the database was appraised with a value of $541,000 as of December 31, 2007. FullCircle paid $368,746 for half the stock in AMPO II and now holds all of the assets of AMPO II, a discontinued company. The company booked $368,746 and began to depreciation over time. See the Notes to the Financials beginning at page F-1 for more information.  In March 2010 the database was again appraised and was determined to have a value of $1,147,551 as of December 31, 2009.

It is planned to utilize the AMPO II database to be part of our prescription spoke in the FullCircle wheel of services in our new company, FullCircle Prescription Services, Inc. We have conducted a beta test of the 68,000 name database which returned a good indication that the database was current.

FullCircle Prescription Services, Inc. has been established for the purpose of handling our new prescription services program. We have, with very cautious expense controls, been contacting potential contractors and agents to help move the project forward but are limited as to how aggressive we can be given limited capital. Our launch with our FullCircleRx plan has been delayed waiting on funds, but FullCircle Prescription Services, Inc. has begun minimal operations.

Also, being mindful of the billions of dollars that were spent on gift cards in the Christmas season last year, we believe that there is a place for a prescription company specific gift card. We have entered into an agreement with a new soft card company, Acap Security, Inc., to provide an additional financial vehicle for our FullCircle Prescription Services. The PinPay soft card combined with our arrangements with an international prescription fulfillment center will be the vehicle used to expand into that market. The Prescription Gift Card will be marketed into our database and on the Internet.  We are expecting to become operational with these soft card services once funding is available from our preferred share offering.  The PinPay soft card link has been installed on our web sites.

We have finalized our negotiations with a large Canadian pharmacy that is also licensed in the United States and have begun providing services for our customers to participate in savings with their medications.  The Canadian pharmacy utilizes the same manufacturing facilities worldwide that provide FDA approved medications to the U.S. pharmacies.  The Canadian pharmacy can deliver U.S. prescription medications as well as medications from around the world at highly reduced rates. Our clientele will have the option to select prescription services from one supplier for a U.S. filled prescription or an international filled prescription, their choice.  Current pricing can provide savings of up to 70% on many name brand prescription drugs.  Our “Shop the World” program in our www.fullcircleRx.com website gives our customers a pricing advantage and quality that has limited availability elsewhere today.

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

FullCircleRx brochures have been developed to provide to physicians for distribution in their offices and for use by our independent contractors.   Brochures are now available to customers and stockholders who contact our corporate offices.  We have begun distributing our brochures to doctors, clinics, and hospitals and have mailed those brochures to our stockholders.

Our web pages:  www.fullcircleRx.com and www.medshelp4U.com have been launched and are operational.   Our customers can Shop the World and subscribe to our services on line.  We have other new web pages in development to troll the Internet for those who are looking for Birth Control Pills, Fertility Drugs, Medicare Part D assistance, and Donut Hole Assistance.  Our progress is restricted awaiting funding from our preferred share offering.

FullCircle Prescription Services, Inc. has one full-time Officer and our Office Manager who are available for incoming calls.  We expect to be retaining additional call center employees once the call traffic increases.  Our other officers are currently assisting on an as needed, part-time basis.

We have begun to test our database by contacting prior AMPO customers.  We have received a good response from our mailing and telemarketing efforts, and once funding is available, our efforts will be increased.  We are currently building the infrastructure. We must acquire funding from our offering to enable us to begin our marketing phase of our FullCircleRx.com business plan.

We have entered into agreements with 35 independent contractors and independent agents to find the customers who are in need of assistance in reducing the cost of their medications.   The marketing assistance tools and further recruiting of additional agents are on hold pending funding from the offering of preferred shares.  Once the tools are available our agents are prepared to engage with their connections to provide sales for our prescription assistance.

We plan to place three mailings to the customers in our database and then, for those who have not responded, we will contact those customers through our internal call center.

In summary the marketing of our FullCircleRx prescription assistance program is:

1.

AMPO database mailings.

2.

Churches as contractors for fund raising projects.

3.

Large marketing media like RV Trader, Auto Trader, etc.

4.

Database sharing/leasing with organizations that do similar medical marketing but not in our niche or do not have prescription assistance programs.

5.

Leasing or selling rights to our expanded database as it continues to grow and evolve.

6.

Insurance agents and agencies.

7.

Small businesses without health benefits and limited or expensive medication benefits.

8.

Web marketing. Fertility drugs, birth control drugs, Medicare Donut Hole problems, etc.

9.

Word of mouth (incentives for existing customers to send us new customers).

10.

Contractor and agent campaign through mailings and advertising.

11.

Prescription gift card for friends and families to assist the elderly in the cost of their medications.

12.

City, County, and State government employees. (Small governments are seeing tax revenues diminish with the recession and are having problems paying for the increasing health care cost.)

13.

Multipurpose FullCircle FullServices Health Card

A contractor will be compensated on a per medication basis and will have sufficient commission available to hire agents to spread the marketing nationwide.  We have designed the business model to limit overheads for the performance of the plan.  Once a customer is signed as a member we move the management and the operational costs to the pharmacy in Canada.  We accept no health records and we do not accept prescriptions.  That is the function of the contracted pharmacy.  For the most part we will operate the FullCircleRx plan with very few administrative assistants.  We will continually audit that process by contacting our members on a regular basis to assure they are receiving excellent service from Global Health Management the medications provider.  We are contacting our customers on a regular basis and provide refill reminder calls.  In return for finding customers, the Company will receive a commission percentage as well as a medication fill fee.

FullCircle Prescription Services, Inc. Revenue Projections:

The following projection timeline is based on the assumptions of available funding obtained through our preferred share offering.  The timeline begins when funding is available to support brochures, websites, mailings and office infrastructure.  In the estimated revenues below, all amounts are net revenues after COGS.  The prescription services company will only have COGS commissions in the Agent Sales part of our business model.  All information below is identifying our Gross Margin.

	Year 1	Year 2	Year 3	Year 4		Year 5
Projection of Revenue from Database
Application Fees	$33,350	$40,020	$48,024	$57,629		$69,155
Projected Revenue Database	$195,812	$498,806	$900,324	$1,438,374		$2,147,388
Projected Revenue FullCircleRx Card	$57,291	$134,706	$237,087	$374,001		$554,136
Total Revenue from database	$286,453	$673,532	$1,185,435	$1,870,004		$2,770,678

Projection of Revenue from Agent Sales
Application Fees	$34,500	$57,500	$92,000	$115,000		$138,000
Projected Revenue Agents	$48,853	$144,675	$308,550	$532,594		$824,007
Total Revenue from Agent sales	$83,353	$202,175	$400,550	$647,594		$962,007

Projection of Revenue from Internet Sales
Application Fees	$11,500	$34,500	$69,000	$115,000		$115,000
Projected Revenue Internet	$35,284	$160,338	$432,844	$929,688	$	,490,532
Total Revenue from Internet	$46,784	$194,838	$501,844	$1,044,688		$1,605,532

Total Revenue Projection FCPS	$416,590	$1,070,545	$2,087,829	$3,562,286		$5,338,217
all marketing segments

Any financial projection discussion of FullCircle included in this document is based upon assumptions that we believe to be reasonable at the time of this report.  Even if the assumptions underlying its plans prove to be correct, there can be no assurance that FullCircle will not incur substantial operating losses in attaining its goals.  There can be no assurance that the objectives will be realized if any of the assumptions underlying its plans prove to be incorrect.

Other Business Ventures:

We also own other products and services that are currently inactive.

ENC “Emergency Notification Company”

Medical Records Storage

AskPhysician.com, Inc.

Spoken Data

MyClubCard

These products and services are currently on hold pending funding to be obtained through our preferred stock offering.  They will fit into our FullCircle of products once they are reinitiated.

Employees:

The Company currently has four employees/officers and five independent insurance sales representatives.   As of December 31, 2009 the company also has added 35 outside independent contractors and agents with FullCircle Prescription Services, Inc. since the inception of that company.

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

ITEM 3.  Legal Proceedings.

The Company’s attorneys were notified on May 15, 2008 that the Company had been named as a party in a lawsuit against AMPOII, LLC.  The case was filed in the Shelby Circuit Court, 53rd Judicial Circuit of the Commonwealth of Kentucky, Docket No. 06-CI-00594. The principal parties are: the Plaintiffs, R.C. and Cynthia Willimon and the Defendants, AMPO, LLC, AMPO II, Inc. and FullCircle Registry, Inc. The Plaintiffs alleged that the Company owed them for debts of AMPO, LLC and/or AMPO II, Inc. resulting from a commercial lease entered into by the Plaintiffs and AMPO, LLC and/or AMPO II, Inc. On August 12, 2009, the Court dismissed this case.

ITEM 4.  Submission of Matters to a Vote of the Shareholders.

No matters were submitted to security holders to be voted upon during the year ended December 31, 2009.

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters.

	High	Low	Close
2010
First Quarter	0.05	0.014	0.0465

2009
First Quarter	0.04	0.02	0.035
Second Quarter	0.034	0.016	0.03
Third Quarter	0.05	0.02	0.03
Fourth Quarter	0.04	0.012	0.04

2008
First Quarter	0.05	0.02	0.05
Second Quarter	0.05	0.025	0.05
Third Quarter	0.05	0.016	0.025
Fourth Quarter	0.03	0.004	0.03

2007
First Quarter	0.02	0.009	0.017
Second Quarter	0.045	0.011	0.043
Third Quarter	0.08	0.03	0.06
Fourth Quarter	0.06	0.02	0.05

The above quotations are as reported at www.aolfinance.com. These quotations do not represent actual transactions.

Unregistered Sales of Equity Securities and Use of Proceeds:

Unless otherwise noted, the following shares were issued to accredited investors in a private transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

In December 2009 the company issued 500,000 restricted shares for $10,000 in cash for operations.

In December 2009 the company issued 3,371,416 restricted shares to retire $101,142 in notes and accrued interest.

In December 2009 the company issued 716,689 restricted shares in exchange for $48,807 in accounts payable and accrued interest.

In September 2009 the Company issued 666,668 restricted shares for $20,000 in cash for operations.

In September 2009 the company issued 500,000 shares for exchange of 10,000 Class A Preferred shares.

In May 2009 the Company issued 1,270,000 restricted shares for $40,000 cash for operations.

In December 2008 the Company issued 2,500,000 restricted shares for $50,000 cash for operations.

In October 2008 the Company issued 307,000 restricted shares for $3,377 in services at .011 per share.

In October 2008 the Company issued 1,666,667 restricted shares for $50,000 cash for operations.

During the June quarter 2008, the Company issued 100,000 restricted shares to Trent Oakley for $4,000 in services.

During the June quarter 2008, the Company issued 100,000 restricted shares for services for four new agents at $1,000 per agent.

During the June quarter 2008, the Company issued 2,000,000 restricted shares for $80,000 cash for operating capital to a related party, a shareholder, at .04 per share. The funds were used to satisfy two notes for cash in the amount of $70,000 in principal and $4,337 in accrued interest.

During the March quarter 2008, the Company issued 100,000 restricted shares to Trent Oakley for $4,000 in services.

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

Subsequent to December 31, 2009 the company issued the following shares for cash and services:

In March 2010 the company issued 1,250,000 restricted shares for $50,000 in cash for operations at .04 per share.

In March 2010 the company issued 109,313 restricted shares for $3,279 in services at .03 per share.

In March 2010 the company issued 1,000,000 restricted shares for $40,000 in cash for .04 per share.

Defaults Upon Senior Securities.

None

ITEM 6.  Management’s Discussion and Analysis or Plan of Operation.

New Business plan and new direction

In December 2007 Mr. Frohreich was appointed as President and CEO of FullCircle Registry, Inc.  Mr. Frohreich introduced a business plan to the directors and has since been finalizing those plans designing the infrastructure, locating additional talent and preparing the Form S-1 registration statement to issue preferred shares to fund the Company plans.

It is very expensive and difficult for an emerging idea to be able to work with the numerous state and federal regulations in effect today.  A great deal of Mr. Frohreich’s time and our Company resources over the last three years has been utilized maintaining regulatory compliance and developing our preferred stock offering.  We wish to share with our stockholders that we believe this is a very worthwhile cause and will continue to pursue sources of funding to enable us to continue to be SEC compliant and to fulfill this business plan.

Results of Operations

Revenue:

Revenues during the twelve months ended December 31, 2009 were $9,524 with cost of sales of $351 yielding a gross profit of $9,173 compared to $113,313 in revenues for the same period in 2008 with a cost of sales of $74,986 and a gross profit of $38,327.

Operating expenses and other costs during the twelve-month period ending December 31, 2009 were $158,821 resulting in an operating loss of $149,648 compared to the operating expenses of $280,752 for the twelve months ending December 31, 2008 with an operating loss of $242,425.

Interest expense for the twelve months ending December 31, 2009 was $39,219 resulting in a net loss from continuing operations of $246,073.  By comparison, interest expense for the twelve months ending December 31, 2008 was $41,869 resulting in a net loss from continuing operations of $284,294.

Late in 2007 and early 2008 insurance sales revenue began to come in as a result of our transition into the insurance business.  The accounting process; revenue recognition, cost of sales, gross profit and operating expenses will fluctuate as we continue to evolve as an insurance agency.  In late 2008 our insurance sales began to drop due to the impending economic situations.  In addition, our main insurance company AIG and several other insurance companies received substantial negative press and many individuals began delaying the purchase of insurance products.  In 2009, because of the lack of funding we put our insurance company activities on hold to preserve cash.

Revenues from our new company FullCircle Prescription Services, Inc. are minimal because we are in the process of setting up that infrastructure and locating independent agents to offer our Rx services.  Those marketing efforts are also on hold because of the lack of funding.  We are not able to develop operational materials, brochures, mailings, training materials and additional web pages until funding is available from our preferred share offering.

Legal, Accounting, and Auditing Expenses:

The major portion of our 2009 operating expenses has come from SEC compliance requirements for our 2008 10K, three 10Q filings, and the four amendments of the S-1 Preferred Share Offering.  In addition, in 2009, we expensed $55,312 for the amortization of our database and was included in our total operating expenses.

During 2009 we incurred expenses of $63,457 in professional fees including auditing, database appraisal, legal, accounting, IT services and web design fees.

It is anticipated that once the Form S-1 registration statement and offering is completed our auditing and legal fees will be significantly lower.

Liquidity and Capital Resources:

As of December 31, 2009, the Company had assets in the amount of $303,233 compared to assets in the amount of $378,785 at December 31, 2008.  The Company had total assets consisting of $2,091 in cash and $356,454 less amortization of $55,312 investment in the 68,000 name database.  Total assets at December 31, 2008 consisted of $22,331 in cash and $356,454 in our customer database.

In the September quarter 2008, the company began depreciating our database on a 15-year amortization plan of expensing $6,146 per quarter.

In the September quarter 2009, the company revised our database amortization schedule from 15 years to 5 years.  The expense with this amortization schedule is now $21,510 per quarter.

On December 31, 2009, the Company had $618,598 in total liabilities.  Current liabilities included $62,067 in accounts payable, $85,675 in accrued interest, $2,292 in accrued expenses and $468,564 in current note payable liabilities.  Current note payable liabilities include $65,000 in notes payable and $403,564 in notes payable to related parties.

By comparison on December 31, 2008, the Company had $668,046 in total liabilities. On December 31, 2008 liabilities included $76,690 in accounts payable, $84,198 in accrued interest, $3,595 in accrued expenses and $353,563 in current note payable liabilities. Current note payable included $105,000 in notes payable and $248,563 in notes payable to a related party. Total liabilities included long-term liabilities of $150,000 notes payable to related parties.

Net cash used by operating activities for the twelve-month period ending December 31, 2009 was $120,240 compared to $232,737 used in the twelve-month period ending December 31, 2008.  During the twelve-month period ending December 31, 2009, $0 was used by investing activities and $100,000 was provided by financing activities.  For the same period in 2008, $0 was used by investing activities and $245,000 was provided by financing activities..

During the twelve month period ending December 31, 2009, in an effort to secure additional operating capital and to pay down accounts payable and notes payable, the Company borrowed $30,000 represented by four promissory note agreements, $20,000, $2,000, $3,000 and $5,000 from major stockholders of the Company.  Each Note, together with interest accrued thereon at the rate of ten percent (10%) per annum, shall become due and payable in one lump sum on March 27, 2010, September 22, 2010, October 7, 2010, and November 18, 2010 respectively. The Notes were issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

During the twelve month period ending December 31, 2008 in an effort to secure additional operating capital and to pay down accounts payable and notes payable, the Company borrowed $150,000 represented by promissory note agreements from major stockholders of the Company.  Each note, together with interest accrued thereon at the rate of two percent (2%) per annum, shall become due and payable in one lump sum on December 31, 2010. The Notes were issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

Except as otherwise disclosed herein as of December 31, 2009, the Company had no capital commitments.  We are currently focused on developing revenues from our insurance agency operations and our prescription services operations and reducing debt through converting notes payable to common stock when our common stock price provides a reasonable conversion ratio.  We may also seek funding from unencumbered securities purchases or from lenders offering favorable terms.  At this time, we have no contracts, agreements, or understandings for additional funding, nor can any assurance be given that we will be able to obtain this capital on acceptable terms, if at all.  In such an event, this may have a materially adverse effect on our business, operating results and financial condition.  If the need arises, we may offer a private placement or attempt to obtain funding through the use of various types of short term funding, loans or working capital financing arrangements from financial institutions and or shareholders. No assurance can be given that we will be able to obtain the total capital necessary to fund our new business plans.  In such an event, this may have a materially adverse effect on our business, operating results and financial condition.

Our prime focus is to offer preferred shares to bring in funding to develop the company and move our business plans forward.  We continue to stress the importance of the completion of our Form S-1 registration statement and the successful completion of the offering once approved.

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

The current expansion of the Company’s business demands that significant financial resources be raised to fund capital expenditures, working capital needs, debt service and the cash flow deficits expected to be generated over then next six months by operating losses.  Current cash balances and the realization of accounts receivable will not be sufficient to fund the Company’s current business plan beyond the next six months.  Consequently, the company is pursuing this Offering in the aggregate amount of up to $1,000,000 to fund the Company’s expansion needs.

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

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are not effective since the following material weaknesses exist:

i.

The Company’s management is relying on external consultants for purposes of preparing its financial reporting package; the officers may not be able to identify errors and irregularities in the financial reporting package before its release as a continuous disclosure document.

ii.

The foregoing material weaknesses identified in our disclosure controls and procedures were identified by our external consultants responsible for the preparation of our financial reporting package. The aforementioned material weaknesses did not impact our financial reporting or result in a material misstatement of our financial statements.  As of March 25, 2010 we have not taken action to correct the material weaknesses identified in our disclosure controls and procedures.

Once the Company has sufficient personnel available, our Board of Directors will nominate an audit committee and audit committee financial expert and we will appoint additional personnel to assist with the preparation of our financial statements; which will allow for proper segregation of duties as well as additional manpower for proper documentation.

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

Conclusions

Based upon the Evaluation, our Chairman and Principal officer has concluded that as a result of material weaknesses described above our disclosure controls and procedures are not effective as of December 31, 2009, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

We are a small business, with no viable business or revenues

The Company does not have the resources to employ a dedicated staff with extensive expertise in all facets of SEC disclosure and GAAP compliance. As is the case with many small businesses, the Company will continue to work with its external attorneys and accountants as it relates to new accounting principles and changes to SEC disclosure requirements.  The Company has found that this approach worked well in the past and believes it to be the most cost effective solution available for the foreseeable future.

The Company will continue to conduct a review of existing sign-off and review procedures as well as document control protocols for critical accounting spreadsheets. The Company will also continue our management's review of key financial documents and records.

Company management does review the financial statements on a monthly basis. These actions, in addition to the controls identified above, will minimize any risk of a potential material misstatement occurring.

Changes in internal control over financial reporting.

There has been no change in our Internal Controls that occurred during our most recent fiscal period that has materially affected, or is reasonably likely to affect, our Internal Controls.

ITEM 10.  Management’s Report on Internal Control Over Financial Reporting.

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2009, management, with the participation of our Chief Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act. Our Chief Executive Officer and Principal Accounting Officer have concluded that the design and operation of our internal controls and procedures are not effective as of December 31, 2009 for reasons identified in Item 9 above. For the year ended December 31, 2009, our management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” issued in 1992, to evaluate the effectiveness of our internal control over financial reporting and based upon that framework management has determined that our internal control over financial reporting is not effective.

Conclusions

Based upon the Evaluation, our Chairman and Principal officer has concluded that as a result of material weaknesses described above our disclosure controls and procedures are not effective as of December 31, 2009, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

The Company does not have the resources to employ a dedicated staff with extensive expertise in all facets of SEC disclosure and GAAP compliance. As is the case with many small businesses, the Company will continue to work with its external attorneys and accountants as it relates to new accounting principles and changes to SEC disclosure requirements.  The Company has found that this approach worked well in the past and believes it to be the most cost effective solution available for the foreseeable future.

The Company will continue to conduct a review of existing sign-off and review procedures as well as document control protocols for critical accounting spreadsheets. The Company will continue our management's review of key financial documents and records.  Company management does review the financial statements on a monthly basis. These actions, in addition to the controls identified above, will minimize any risk of a potential material misstatement occurring.

Changes in internal control over financial reporting.

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

PART III

ITEM 12.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Positions	Since

Isaac Boutwell	77	Chairman of the Board	2002

David E. Allen	56	Director	2003

Norman Frohreich	67	Director, President, CEO/CFO	2007

Trent Oakley	51	Executive Vice President (Previous CEO/CFO)	2003

Brion Tinsley	62	VP Operations FullCircle Prescription Services, Inc.	2008

Deena Madison	45	VP Operations FullCircle Insurance Agency, Inc.	2009

William M. Jackson	66	VP Agency Management, FullCircle Insurance Agency	2008

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

Isaac M. Boutwell, Chairman

Mr. Boutwell was elected a director of FullCircle Registry in October 2002. Subsequent to the resignation of our former CEO, Chris Whitten in 2003, Mr. Boutwell was named Chief Executive Officer of FullCircle.  He resigned from that position in February 2006.  Mr. Boutwell became Chairman in 2007.  Mr. Boutwell is the sole owner of three movie theatres in Kentucky, Mr. Boutwell also owns an 1800 acre commercial cattle ranch in Kentucky since 1982.

David E. Allen, Director.

Mr. Allen was appointed a director of FullCircle Registry in April 2003. Since 1978 Mr. Allen has been the owner and general manager of Allen Air Conditioning and Heating.

Norman L. Frohreich, President and CEO/CFO and Director.

Mr. Frohreich joined FullCircle as a consultant and the CFO in March 2007 to develop the new business plans and design the new infrastructure for the complete transition of the company into that new business model.  In August 2007 Mr. Frohreich was elected to the Board of Directors.  On December 5, 2007 Mr. Frohreich was assigned the position of President and CEO.  Mr. Frohreich owns and operates his own consulting firm providing services to the business community.  Frohreich has participated in start up or turn-around assignments with many companies in the past 38 years. Frohreich holds a degree in Economics from Purdue University with emphasis in financial management.

Trent Oakley, Executive Vice President.

Mr. Oakley was the Chief Executive Officer from January 2006 until December 2007.  Mr. Oakley was the Chief Financial Officer of FullCircle from 2003 until March 2007.   Prior to joining FullCircle, Mr. Oakley was an independent marketing agent and sales manager for 10 years contracting his services to various insurance companies including Transamerica Life, American United Life and Guarantee Reserve Life. Mr. Oakley has also been a sales manager with John Hancock Financial Services from 1985 to 1992 and a marketing representative with Prudential Financial Services from 1993 to 1995.

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

Deena Madison, Vice President.

Ms. Madison has accepted the position of Vice President of Operations for FullCircle Insurance Agency, Inc and Vice President of FullCircle Registry, Inc. Deena brings excellent knowledge and experience in the Insurance Industry, the Medical Industry and the Financial Services Industry.

Ms. Madison’s most recent experience was managing agents and agencies for Pyramid Life Insurance Company. She has also worked for Sterling Life, GE Medical Systems, University of Louisville Hospital, Humana Inc., and Edward Jones Investments. While at Pyramid Life she managed and supervised 20 offices with 170 agents nationwide. While at Sterling Life she was a Field Sales Manager. She also has experience managing her own Insurance Agency with a book of business of 300 clients. Ms. Madison has conducted large national sales and management meetings, is experienced in meeting web casting, and has conducted training in Medicare and other Insurance products. Ms. Madison holds a Bachelor’s Degree from McKendree College.

Ms. Madison has had continued employment over her adult life recently as the owner of her own insurance agency. Ms. Madison was an agency Manager for Pyramid Life from 2006 to 2008 and a Field Sales Manager for Sterling Life from 2005 to 2006. Prior to that Ms. Madison was the Office manager at Parrott & Associates from 2001.  Ms. Madison joined FullCircle to assist in the implementation of our business plans.

In March 2010 Ms. Madison elected to resign as an officer for FullCircle Registry due to the continued delays in obtaining funding for our business plans.  We anticipate that once funding is obtained though our preferred share offering we will have a sufficient number of interested applicants to fill this position.

William M. Jackson, Vice President Agency Management.

Mr. Jackson has been an independent insurance agent since 1986. Most of his experience has been with life and health products. Mr. Jackson has also focused on Group and Employee benefits to include Life, Health, Dental, Vision, and Disability for both fully-insured and self-funded programs. Bill also deals with commercial policies to include General Liability, Property and Workman’s Compensation. Mr. Jackson has many years of experience in upper management as a Vice President of Manufacturing, Chief Engineer and Plant Manager from 1968 - 1986. Mr. Jackson holds a Bachelors of Science Degree in Industrial Engineering from Memphis State University. Mr. Jackson served our country in the Air Force as a captain during the Vietnam Conflict.

Mr. Jackson assists the president in the formation and the implementation of the business plans and has been working with FullCircle since 2006. Mr. Jackson has had continuous employment in his own insurance agencies for over five years.

In January 2010 Mr. Jackson elected to resign as an officer for FullCircle Registry due to the continued delays in obtaining funding for the business plans.  We anticipate that once funding is obtained through our preferred share offering we will have a sufficient number of interested applicants to fill this position.

ITEM 13.  Executive Compensation.

Compensation of Directors:

None.

Compensation of Officers:

The following table lists the compensation received by our former and current officers over the last two years.

SUMMARY COMPENSATION TABLE

Summary Compensation Table for 2009 and 2008

Name	Position	Year	Salary	Stock	Other	Total

Isaac Boutwell	Chairman	2009	-	-	-	-
Dave Allen	Director	2009	-	-	-	-
Norman Frohreich	Dir/CEO/CFO	2009	-	-	-	-
Trent Oakley	Executive VP	2009	-	-	$ 146	$ 146
Brion Tinsley	VP Operations FCPS	2009	-	-	-	-

Isaac Boutwell	Chairman	2008	-	-	-	-
Dave Allen	Director	2008	-	-	-	-
Norman Frohreich	Dir/CEO/CFO	2008	$ 6,408	-	-	$ 6,408
Trent Oakley (1)(2)	Executive VP	2008	$ 18,712	$ 8,000	$ 38,767	$ 65,479
James Axline (3)	VP Operations	2008	$ 12,232	-	-	$ 12,232
Brion Tinsley (4)	VP Operations FCPS	2008	-	-	-	-
William Jackson (5)(7)	VP Agency Mgt	2008	$ 13,000	$ 1,000	-	$ 14,000
Deena Madison (5)(6)	Agent	2008	-	$ 1,000	-	$ 1,000

1.  Trent Oakley was compensated with 200,000 restricted shares of common stock for services in 2008.  The value of the shares is the closing price of the stock on the day they were ordered.

2.  Trent Oakley received commissions on his insurance sales in 2008.

3.  Deceased in December 2008

4. New Vice President Operations for FullCircle Prescription Services, Inc. in December 2008 replacing Jimm Axline.

5. William Jackson and Deena Madison received 25,000 restricted shares of common stock for services in 2008

6.  New Vice President Operations for FullCircle Insurance Agency, Inc. in 2009

7.  Resigned because of the delay in funding.

ITEM 14.  Security Ownership of Directors and Management.

The following table sets forth as of December 31, 2009 the name and shareholdings of each Director and Manager.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

		Number of Shares
Name and Address	Title of Class	Beneficially Owned	% of Shares

Isaac Boutwell (1)(3)
1815 Cann School Lane
East View, KY 42732	Common	11,466,502	13.49%

Norman Frohreich (1)(2)(4)
1014 Hidden Meadow Ln.
Middlebury, IN 46540	Common	2,931,240	3.45%

Trent Oakley (2)
8210 Smithtown Rd.
Louisville, KY 40218	Common	1,261,672	1.48%

Brion Tinsley(2)
806 Bedfordshire Road
Louisville, Kentucky 40222	Common	623,397	0.73%

David E. Allen (1)
5350 Stiles Rd.
Howardstown, KY 40051	Common	102,967	0.12%

Deena Madison (2)
4148 Candor Avenue
Louisville, KY 40216	Common	25,000	0.03%

All Executive Officers,
and Directors as a group	Common	16,410,778	19.31%

(1) Director

(2) Officer

(3) Includes 390,000 shares attributable to Isaac Boutwell’s family members

(4) Includes 2,798,940 shares attributable to family members of Norman Frohreich.

ITEM 14A.  Security Ownership of Shareholders in excess of 5%.

The following table sets forth as of December 31, 2009, the name and holdings of Shareholders with more than 5% of the outstanding shares.

		Number of Shares
Name and Address	Title of Class	Beneficially Owned	% of Shares

Isaac Boutwell (1)(2)(3)
1815 Cann School Lane
East View, KY 42732	Common	11,466,502	13.49%

Alec Stone (3)
830 Lawrence St.
Brandenburg, KY 40108	Common	5,633,246	6.63%

Robert M. Swan (3)
628 River Ridge Plaza
Brendenburg, Ky 40108	Common	5,083,334	5.98%

All as a group	Common	22,183,082	26.10%

(1) Director
(2) Includes 390,000 shares attributable to Isaac Boutwell’s family members
(3) Stockholder with over 5% of the outstanding shares

ITEM 15.  Certain Relationships and Related Transactions.

The Company has notes payable due to a former director of $67,963 as of December 31, 2009.

ITEM 16.  Exhibits.

Exhibit Number	Title	Location

3(i)	Articles of Incorporation*	Form 10-SB filed 2/15/00

3(ii)	Bylaws*	Form 10-SB filed 2/15/00

14	Code of Ethics*	Form 10-K for the Period
Ended December 31, 2004

31	Certification of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32	Certification of the Chief Executive Officer and Principal Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Attached

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

ITEM 17.  Principal Accountant Fees and Services

Accounting, Audit and Legal Fees:

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of FullCircle’s annual financial statement and review of financial statements included in FullCircle’s 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $37,913 for fiscal year ended 2009 and $53,789 for fiscal year ended 2008.  Legal services for compliance with statutory and regulatory filings or engagements were $18,995 for fiscal year ended 2009 and $21,776 for fiscal year ended 2008.

Audit-Related Fees:

There were no fees for other audit related services for fiscal years ended 2009 and 2008.

Tax Fees:

There were no fees for tax compliance, tax advice and tax planning for the fiscal years 2009 and 2008.

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

Date:  April 15, 2010

FullCircle Registry, Inc.

By:  /s/ Norman L. Frohreich

Norman L. Frohreich

President, Chief Executive Officer, and

Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  April 15, 2010

By: /s/ Issac Boutwell

Isaac Boutwell

Director

Date:  April 15, 2010

By: /s/ David E. Allen

David E. Allen

Director

Date:   April 15, 2010

By: /s/ Norman L. Frohreich

Norman  L. Frohreich

President

Chief Executive Officer

Principal Accounting Officer

Director

FullCircle Registry, Inc.

Financial Statements for the Period Ended

December 31, 2009

In the opinion of management, the accompanying financial statements of FullCircle Registry, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-K and Article 8 of Reg. S-X for the twelve month periods ended December 31, 2009.  The financial statements reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

FullCircle Registry, Inc.

We have audited the accompanying consolidated balance sheets of FullCircle Registry, Inc. (a Nevada Corporation) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FullCircle Registry, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of its operations and cash flows for the periods then ended in conformity with, accounting principles generally accepted in the United States of America.

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

/s/ Chisholm, Bierwolf, Nilson & Morrill, LLC

Chisholm, Bierwolf, Nilson & Morrill, LLC

Bountiful, Utah

April 14, 2010

FullCircle Registry, Inc.

Consolidated Balance Sheets

ASSETS

	December 31,	December 31,
	2009	2008
Current assets:
Cash	$2,091	$22,331
Total current assets	2,091	22,331

Other assets:
Customer database and software, net	301,142	356,454
Total other assets	301,142	356,454
Total assets	$303,233	$378,785

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$62,067	$76,690
Accrued interest	85,675	84,198
Accrued expenses	2,292	3,595
Notes payable	65,000	105,000
Notes payable-related party	403,564	248,563
Total current liabilities	618,598	518,046

Long term liabilities:
Notes payable-related party	-	150,000
Total long term liabilities	-	150,000

Total liabilities	618,598	668,046

Stockholders deficit:

Preferred stock, authorized 5,000,000 shares
of $.001 par value, issued and outstanding 10,000
and 20,000 respectively.	10	20

Common stock, authorized 200,000,000 shares
of $.001 par value, issued and outstanding
84,995,346 and 77,970,573
shares, respectively	84,996	77,971

Additional paid-in capital	7,165,569	7,009,821

Accumulated deficit	(7,565,940)	(7,377,073)

Total Stockholders' deficit	(315,365)	(289,261)

Total liabilities and stockholders' deficit	$303,233	$378,785

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.

Consolidated Statements of Operations

	For the years
	Ended December 31,
	2009	2008

Revenues	$9,524	$113,313

Cost of sales	351	74,986

Gross profit	9,173	38,327

Operating expenses

Selling, general & administrative	216,027	283,471

Gain on settlement of debt	(57,206)	(2,719)

Total operating expenses	158,821	280,752

Operating loss	(149,648)	(242,425)

Other income (expense)

Interest expense	(39,219)	(41,869)

Total other income (expense)	(39,219)	(41,869)

Net loss before income taxes	(188,867)	(284,294)

Income taxes	-	-

Net loss	$(188,867)	$(284,294)

Net basic and fully diluted loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	78,105,765	73,683,786

The accompanying notes are an integral part of these financial statements

FullCircle Registry, Inc.

Consolidated Statements of Cash flow

	For the Years
	Ended December 31,
	2009	2008
Cash flows from operating activities

Net loss	$(188,867)	$(284,294)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation & amortization	55,312	12,292
Stock issued for services	-	15,377
Gain on settlements of debt	(57,206)	(2,719)
Change in assets and liabilities
Increase (decrease) in accounts payable	34,204	8,138
Increase (decrease) in accrued interest	37,620	35,133
Increase (decrease) in accrued expenses	(1,303)	(16,664)
Net cash used by operating activities	(120,240)	(232,737)

Cash flows from investing activities
Net cash provided by investing activities	-	-

Cash flows from financing activities
Proceeds from notes payable - related party	30,000	150,000
Payments for notes payable	-	(70,000)
Proceeds from sale of stock	70,000	165,000
Net cash provided by financing activities	100,000	245,000

Net increase (decrease) in cash	(20,240)	12,263

Cash and cash equivalents at beginning of period	22,331	10,068

Cash and cash equivalents at end of period	$2,091	$22,331

Supplemental cash flow information

Cash paid for:

Interest	$1,600	$6,737
Taxes	$-	$-

Non-cash transactions
Stock issued for accounts payable and accrued interest	$48,827	$-
Stock issued for notes payable and accrued interest	$101,142	$-
Stock issued for services	$-	$15,377

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.

Consolidated Statements of Stockholders’ Deficit

For the Years Ended December 31, 2009 and 2008

					Additional
	Preferred Stock		Common Stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance, January 1, 2008	20,000	$ 20	71,696,906	$ 71,698	$6,835,717	$ (7,092,779)

Stock issued for services
at .04 per share	-	-	300,000	300	11,700	-

Stock issued for services
at .011 per share	-	-	307,000	307	3,070	-

Stock issued for cash at
.04 per share to retire two notes	-	-	2,000,000	2000	78,000	-

Stock issued for cash at .03 per share	-	-	1,166,667	1166	33,834	-

Stock issued for cash at .02 per share	-	-	2,500,000	2500	47,500	-

Net Loss for the year ended December 31, 2008	-	-	-	-	-	(284,294)

Balance, December 31, 2008	20,000	$ 20	77,970,573	$ 77,971	$7,009,821	$ (7,377,073)

Stock issued for cash at .0315 per share	-	-	1,270,000	1270	38,730	-

Stock issued for cash at .03 per share	-	-	666,668	667	19,333	-

Stock issued for the conversion of 10,000 preferred shares
at 50 shares common per one preferred Class A share	(10,000)	$ (10)	500,000	500	(490)	-

Stock issued for cash at .02 per share	-	-	500,000	500	9,500	-

Stock issued for accounts payable and accrued interest
at .02 per share	-	-	100,000	100	1,900	-

Stock issued for accounts payable at .02 per share	-	-	366,689	367	6,968	-

Stock issued for accounts payable at .02 per share	-	-	250,000	250	4,750	-

Stock issued for notes payable and accrued interest	-	-	3,371,416	3371	64,057	-
at .02 per share

Gain on settlement of related party debt					11,000

Net Loss for the year ended December 31, 2009	-	-	-	-	-	(188,867)

Balance, December 31, 2009	10,000	$ 10	84,995,346	$ 84,996	$7,165,569	$ (7,565,940)

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.

For Year Ending December 31, 2009 and December 31, 2008

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

FullCircle Registry, Inc.

For Year Ending December 31, 2009 and December 31, 2008

Notes to Consolidated Financial Statements

b.  Accounting Method & Revenue Recognition

The following is a summary of the significant accounting policies followed in the preparation of the accompanying consolidated financial statements. On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“ASC” or “the Codification”), the single source of authoritative, nongovernmental U.S generally accepted accounting principles (GAAP), except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification is nonauthoritative. The new guidelines and numbering system prescribed by the Codification are used when referring to GAAP in this Form 10-K. As the Codification was not intended to change or alter existing GAAP, has not had any impact on the Company’s consolidated financial statements.

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

Insurance sales, especially larger life insurance and estate planning events, require considerable investment in time and expenses to convert this work into commissionable sales.  We prospects in motion but in many instances the time from the initial contact, to the completion of the sale and to the funding of the commission may take three to six months before revenues can be recognized.  Medical exams, underwriting reviews and policy audits are time consuming.  Once policies are approved, there is a two to four week delay in receiving funds.

c.  Fair value of financial instruments.

On January 1, 2008, the Company adopted FASB ASC 820-10-50, “Fair Value Measurements. This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

•

Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•

Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of convertible notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2009 and 2008.

d.  Capital Structure

In accordance with ASC 505, “Equity,” the Company’s capital structure is as follows:

Preferred stock, authorized 5,000,000 shares of $.001 par value, issued and outstanding 10,000.  The preferred shares have no voting rights.  There is no publicly traded market for our preferred shares.

Common stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding 84,995,346 on December 31, 2009 and 77,970,573 on December 31, 2008.  The common stock has one vote per share.  The common stock is traded on the OTCBB under the symbol FLCR.

FullCircle Registry, Inc.

For Year Ending December 31, 2009 and December 31, 2008

Notes to Consolidated Financial Statements

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

e.  Earnings (Loss) Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the consolidated financial statements.

	For the twelve Months
	Ended December 31,
	2009	2008

Net loss	$(188,867)	$(284,294)

Net basic and fully diluted loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	78,105,765	73,683,786

There are no outstanding common stock warrants .

f.  Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

g.  Provision for Income Taxes

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10 (Prior authoritative literature: Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48)).  FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits f the position.  If the more-likely-than- not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

FullCircle Registry, Inc.

For Year Ending December 31, 2009 and December 31, 2008

Notes to Consolidated Financial Statements

Deferred tax assets and the valuation account are as follows:

	2009	2008

Deferred tax asset:
NOL carryforward	$2,534,664	$2,508,000

Valuation allowance	$(2,534,664)	$(2,508,000)

Total deferred tax asset:	$-	$-

The components of current income tax expense are as follows:

	2,009	2,008

Current federal tax expense	$-	$-

Current state tax expense	$-	$-

Change in NOL benefits	$26,664	$125,000

Change in valuation allowance	$(26,664)	$(125,000)

Income tax expense	$-	$-

The Company has adopted FASB ASC 740-10 to account for income taxes. The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of $2,534,664 and $2,508,000 as of December 31, 2009 and December 31, 2008, respectively, which may be offset against future taxable income. These NOL carry-forwards begin to expire in the year 2020.   No tax benefit has been reported in the financial statements.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of September 30, 2009 and 2008, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are for the years ended December 31, 2009, 2008 and 2007.

h.  Use of Estimates in the Preparation of Consolidated Financial Statements

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

FullCircle Registry, Inc.

For Year Ending December 31, 2009 and December 31, 2008

Notes to Consolidated Financial Statements

i.  Property and Equipment

All Tangible Property and Equipment has been fully depreciated.

j.  Principles of Consolidation

For the years ended December 31, 2009 and 2008, the consolidated financial statements include the books and records of FullCircle Registry, Inc., FullCircle Prescription Services, Inc. and FullCircle Insurance Agency, Inc. All inter-company transactions and accounts have been eliminated in the consolidation.

l.  Concentration of Risk

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

m. New Technical Pronouncements

In March 2008, the FASB issued FASB ASC 815-10 (Prior authoritative literature: SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”), which is effective January 1, 2009. FASB ASC 815-10 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, this standard requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. This standard is not currently applicable to the Company since we do not have derivative instruments or engage in hedging activity.

In May 2008, the FASB issued FASB ASC 944 (Prior authoritative literature: SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60"). FASB ASC 944 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement.  This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.   As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended March 31, 2009.  The Company does not believe this standard will have any impact on the financial statements.

In April, 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature: SFAS No. 164, “Not-for-Profit Entities: Mergers and Acquisitions”) which governs the information that a not-for-profit entity should provide in its financial reports about a combination with one or more other not-for-profit entities, businesses or nonprofit activities and sets out the principles and requirements for how a not-for-profit entity should determine whether a combination is in fact a merger or an acquisition. This standard is effective for mergers occurring on or after Dec. 15, 2009 and for acquisitions where the acquisition date is on or after the beginning of the first annual reporting period, beginning on or after Dec. 15, 2009. This standard does not apply to the Company since the Company is considered a for-profit entity

In May 2009, FASB issued FASB ASC 855-10 (Prior authoritative literature:  SFAS No. 165, "Subsequent Events"). FASB ASC 855-10 establishes principles and requirements for the reporting of events or transactions that occur after the balance sheet date, but before financial statements are issued or are available to be issued. FASB ASC 855-10 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. As such, the Company adopted these provisions at the beginning of the interim period ended June 30, 2009. Adoption of FASB ASC 855-10 did not have a material effect on our financial statements.

FullCircle Registry, Inc.

For Year Ending December 31, 2009 and December 31, 2008

Notes to Consolidated Financial Statements

In June 2009, the FASB issued FASB ASC 860-10 (Prior authoritative literature: issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140”), which eliminates the concept of a qualifying special-purpose entity (“QSPE”), clarifies and amends the de-recognition criteria for a transfer to be accounted for as a sale, amends and clarifies the unit of account eligible for sale accounting and requires that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. This standard is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the potential impact of this standard on its financial statements, but does not expect it to have a material effect.

In June 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature:  SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”) which amends the consolidation guidance applicable to a variable interest entity (“VIE”). This standard also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is therefore required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. Previously, the standard required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. This standard is effective for fiscal years beginning after November 15, 2009, and for interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the potential impact of the adoption of this standard on its financial statements, but does not expect it to have a material effect.

In June 2009, FASB issued ASC 105-10 (Prior authoritative literature:  SFAS No. 168, "The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162").FASB ASC 105-10 establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. FASB ASC 105-10 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending September 30, 2009.  Adoption of FASB ASC 105-10 did not have a material effect on the Company’s financial statements.

n.   Intangible Assets

The Company accounts for intangible assets in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other (Formerly SFAS No. 142, “Goodwill and Other Intangible Assets”) which requires that  intangible assets with definite lives to be amortized on a straight-line basis over the determined useful life of the asset.  The management determined that the useful life was 15 years. Consequently the Company began amortizing the 68,000 customer database on a straight-line 15 year schedule on July 1, 2008. Management made a change of the estimate of useful life from 15 years to 5 years and hence the company began to amortize over the new estimated life starting the 3Q of 2009. The new amortization is $21,510 per quarter.

For the year ending December 31, 2009 the Company expensed $55,312 and in year ending December 31, 2008 the Company expensed $12,292 for the database.

Under the Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other (Formerly SFAS rule No. 142, “Goodwill and Other Intangible Assets”) the company is required to perform an impairment analysis of our database.  Because the database has not been placed into service the Company elected to perform a new appraisal for year ending December 31, 2009.  The results of that new appraisal from Rodefer Moss & Co, PLLC valued the database at $1,147,551, which is above our current book value of  $303,233.

o.  Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no such events that would have a material impact on the financial statements.

FullCircle Registry, Inc.

For Year Ending December 31, 2009 and December 31, 2008

Notes to Consolidated Financial Statements

NOTE 2.  FORGIVENESS OF ACCOUNTS PAYABLE AND LEGAL SETTLEMENT

In the December Quarter 2009 the company negotiated to exchange notes payable and accounts payable and interest for shares.  Three accounts payable and accrued interest totaling $48,827 were negotiated for 716,689 restricted shares of common stock.  Three notes payable and accrued interest totaling $101,142 were negotiated for 3,371,416 restricted shares of common stock.  The stock was issued on December 30 and December 31, 2009.   We recorded a gain on settlement of debt of $57,206 in the statement of operations for the year ended December 31, 2009.  We also recorded a related party gain or settlement of debt in additional paid-in capital of $11,000.

During the year ending December 31, 2008 the Company reviewed its outstanding accounts payable listings and negotiated reductions.  In 2008 we realized a gain of $2,719 and were recorded in the Company’s statement of operations.

NOTE 3.  GOING CONCERN

The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered recurring losses, negative working capital and is dependent upon raising capital to continue operations. The Company has incurred losses resulting in an accumulated deficit of $7,565,940 and $7,377,073 as of December 31, 2009 and December 31, 2008 respectively.

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

•

Locating and merging with other profitable private companies where the owners are seeking liquidity and exit plans.

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

FullCircle Registry, Inc.

For Year Ending December 31, 2009 and December 31, 2008

Notes to Consolidated Financial Statements

NOTE 4.   NOTES PAYABLE

The Company's notes payable obligations, both related party and unrelated, are as follows:

	December 31,	December 31,
	2009	2008
Notes payable related parties current liabilities

Notes payable to various shareholders bears interest at 2%
per annum principal and interest due on December 31, 2010	$150,000	$-

Notes payable to various shareholders and officers bears
Interest at 8.0% per annum principal and interest due on demand	-	25,000

Notes payable to various shareholders and officers bears
Interest at 10.0% per annum principal and interest due on demand	253,563	223,563

Total notes payable related parties current liabilities	403,563	248,563

Notes payable - other current liabilities

Notes payable to various individuals bears Interest at 8.0% per annum	65,000	65,000
principal and interest due on demand

Notes payable to various individuals bears Interest at 12.0% per annum
principal and interest due on demand	-	40,000

Total Notes Payable - Other Current Liabilities	65,000	105,000

Total current liabilities - notes	468,563	353,563

Notes payable related parties long-term liabilities

Notes payable to various shareholders bears interest at 2%
per annum principal and interest due on December 31, 2010	-	150,000

Total long-term liabilities - notes	-	150,000

Total liabilities notes	$468,563	$503,563

In December 2009 $40,000 in notes bearing interest at 12% and accrued interest were exchanged for restricted shares.  Also, in December 2009 a $25,000 note bearing 8% interest and accrued interest with a Director was exchanged for restricted shares.

Accrued interest on these notes on December 31, 2009 was $85,675 and accrued interest on these notes on December 31, 2008 was $84,198.

$288,564 of our notes payable of $468,563 are in default as of December 31, 2009.  $223,564 of those notes that are in default are with related parties. $65,000 of these notes that are in default are with non-related parties.

Future minimum principal payments on notes payable are as follows:

2010	$468,564
2011 and after	$0
Total Liabilities-Notes	$468,564

FullCircle Registry, Inc.

For Year Ending December 31, 2009 and December 31, 2008

Notes to Consolidated Financial Statements

NOTE 5. RELATED PARTY

The Company received advances from an officer during the 2009 year for operating needs. The balance of the notes payable to related parties was $403,564 and $398,564 as of December 31, 2009 and 2008, respectively.  An Officer made $30,000 in loans to the Company during 2009 and a Director converted one note of  $25,000 to common restricted stock during the year ended December 31, 2009.

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

The Company’s attorneys were notified on May 15, 2008 that the Company had been named as a defendant in a lawsuit filed by R.C. and Cynthia Willimon.  The case was filed in the Shelby Circuit Court, 53rd Judicial Circuit of the Commonwealth of Kentucky, Docket No. 06-CI-00594. The principal parties were: the Plaintiffs, R.C. and Cynthia Willimon and the Defendants, AMPO, LLC, AMPO II, Inc. and FullCircle Registry, Inc. The Plaintiffs alleged that the Company owed them for debts of AMPO, LLC and/or AMPO II, Inc. resulting from a commercial lease entered into by the Plaintiffs and AMPO, LLC and/or AMPO II, Inc.

On August 12, 2009, the Shelby Circuit Court dismissed this case.

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

In 2007 the Company assumed a note payable to Norlander Information Services in the amount of $50,000 which increased the investment amount in AMPO II.  The total investment in AMPO II on December 31, 2007 was $368,746.  Also during 2007, AMPO II ceased its operations and discontinued its business.  As part of the investment, the Company was transferred the exclusive rights to the AMPO II database of customers.  The Company has recorded this as an intangible asset for the amount the Company had invested in AMPO II, Inc., that will be amortized over a 15 year useful life according to Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other, (formally SFAS No. 142, “Goodwill and Other Intangible Assets”), which establishes new standards for the treatment of goodwill and other intangible assets.  In July, 2008 the customer database was put into service and we began amortizing it at a rate of $6,146 per quarter.

In September of 2008 the Company engaged the firm of Potter and Company, LLP to perform a valuation of our 68,000 customer database.  On January 26, 2009 the valuation was provided showing the value of the database asset to be $541,332 which exceeded our book value of $368,746, less accumulated depreciation of $12,292.  Therefore, no impairment is determined at the end of December 31. 2008.

In September of 2009 Management made a change of the estimate of useful life from 15 years to 5 years and hence the company began to amortize over the new estimated life starting the 3Q of 2009. The new amortization is $21,510 per quarter.

In March of 2010 Rodefer Moss & Co, PLLC was retained for a new appraisal of our database for December 31, 2009 and the value was estimated to be $1,147,551 and therefore Management determined that no impairment of our database was necessary.

FullCircle Registry, Inc.

For Year Ending December 31, 2009 and December 31, 2008

Notes to Consolidated Financial Statements

NOTE 8. WARRANTS

There are no outstanding Warrants.

NOTE 9. STOCKHOLDERS EQUITY

During the March quarter 2008, the Company issued 100,000 restricted shares to Trent Oakley for $4,000 in services at .04 per share.

During the June quarter 2008, the Company issued 100,000 restricted shares to Trent Oakley for $4,000 in services at .04 per share.

During the June quarter 2008, the Company issued 100,000 restricted shares for $4,000 in services for four new agents at .04 per share.

During the June quarter 2008, the Company issued 2,000,000 restricted shares for $80,000 cash for operating capital to a related party, a shareholder, at .04 per share. The funds were used to satisfy two notes for cash in the amount of $70,000 in principal and $4,337 in accrued interest.

In October 2008 the Company issued 307,000 restricted shares for $3,377 in services at .011 per share.

In October 2008 the Company issued 1,666,667 restricted shares for $50,000 cash for operations at .03 per share.

In December 2008 the Company issued 2,500,000 restricted shares for $50,000 cash for operations at .02 per share.

In May 2009 the Company issued 1,270,000 restricted shares for $40,000 cash for operations at .0315 per share.

In September 2009 the Company issued 666,668 restricted shares for $20,000 cash for operations at .03 per share.

In September 2009 the company issued 500,000 shares for exchange of 10,000 Class A Preferred shares.

In December 2009 the company issued 716,689 restricted shares in exchange for $48,827 in accounts payable and accrued interest.

In December 2009 the company issued 3,371,416 restricted shares to retire $101,142 in notes and accrued interest.

In December 2009 the company issued 500,000 restricted shares for $10,000 in cash for operations at .02 per share.

NOTE 10. SUBSEQUENT EVENTS

Subsequent to December 31, 2009 the company issued the following shares for cash and services:

In March 2010 the company issued 1,250,000 restricted shares for $50,000 in cash for operations at .04 per share.

In March 2010 the company issued 109,313 restricted shares for $3,279 in services at .03 per share.

In March 2010 the company issued 1,000,000 restricted shares for $40,000 in cash for operations at .04 per share.