Form 10-K/A
period 2009-12-31
FULLCIRCLE REGISTRY INC
filed 2010-05-04
CIK 1127993

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

(Amendment no. 1)

(Mark One)

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

(IRS Employer Identification Number)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	.	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

The aggregate market value of common stock of the registrant held by non-affiliates (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the registrant’s common stock) of the registrant as of December 31, 2009 was approximately $1,085,094.

The number of shares outstanding of each of the issuer’s classes of common equity, as of December 31, 2009 was 84,995,346 Class A common shares and 10,000 Class B preferred shares.

Documents Incorporated by Reference: None

FULLCIRCLE REGISTRY, INC.

Amendment No.1 to

2009 Annual Report on Form 10-K/A

TABLE OF CONTENTS

Page
PART III. Financial Statements for the Period Ended December 31, 2009 – Notes to Consolidated Financial Statements	4
Note 1. Significant Accounting Policies, n. Intangible Assets	4
Note 7. Intangible Assets	4

Explanatory Note

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of FULLCIRCLE REGISTRY, INC. (“FULLCIRCLE”, the “Company”, “we” or “us”) for the year ended December 31, 2009 as filed with the SEC on April 15, 2010 (the “2009 Annual Report”), is being filed to include revised disclosures in Part III (Notes 1(n) and 7) of the 2009 Annual Report.

This Amendment No. 1 does not affect any other portion of the 2009 Annual Report, other than the filing of new Exhibits 31.1 and 32.1, which are being filed herewith. Additionally, except as specifically referenced herein, this Amendment No. 1 does not reflect any event occurring after the filing date of the 2009 Annual Report.

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

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

Under the Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other (Formerly SFAS rule No. 142, “Goodwill and Other Intangible Assets”) the company is required to perform an impairment analysis of our database. Because the database has not been placed into service the Company elected to perform a new appraisal for year ending December 31, 2009. The results of that new appraisal from an independent third-party valuation firm valued the database at $1,147,551, which is above our current book value of $303,233.

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

In March of 2010 an independent third-party valuation firm was retained for a new appraisal of our database for December 31, 2009 and the value was estimated to be $1,147,551 and therefore Management determined that no impairment of our database was necessary.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 4, 2010

FullCircle Registry, Inc.

By: /s/ Norman L. Frohreich

Norman L. Frohreich

President, Chief Executive Officer, and

Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 4, 2010

By: /s/ Issac Boutwell

Isaac Boutwell

Director

Date: May 4, 2010

By: /s/ David E. Allen

David E. Allen

Director

Date: May 4, 2010

By: /s/ Norman L. Frohreich

Norman L. Frohreich

President

Chief Executive Officer

Principal Accounting Officer

Director

5