Form 10-Q
period 2010-03-31
FULLCIRCLE REGISTRY INC
filed 2010-05-14
CIK 1127993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 87,354,659 Class A common shares and 10,000 Class B preferred shares, as of May 14, 2010

FORM 10-Q

FULLCIRCLE REGISTRY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS.

In the opinion of management, the accompanying unaudited financial statements of FullCircle Registry, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X for the three month period ended March 31, 2010. The financial statements reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods.

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments, which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

FullCircle Registry, Inc.

Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
ASSETS	(Unaudited)
Current assets:
Cash	$22,523	$2,091
Total current assets	22,523	2,091

Other assets:
Customer database and software, net	279,632	301,142
Total other assets	279,632	301,142
Total assets	$302,155	$303,233

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$33,904	$62,067
Accrued interest	93,993	85,675
Accrued expenses	2,403	2,292
Notes payable	65,000	65,000
Notes payable-related party	403,564	403,564
Total current liabilities	598,864	618,598

Total liabilities	598,864	618,598

Stockholders deficit:

Preferred stock, authorized 5,000,000 shares
of $.001 par value, issued and outstanding 10,000
and 10,000 respectively.	10	10

Common stock, authorized 200,000,000 shares
of $.001 par value, issued and outstanding
87,354,659 and 84,995,346 shares, respectively	87,355	84,996

Additional paid-in capital	7,256,489	7,165,569

Accumulated deficit	(7,640,563)	(7,565,940)

Total Stockholders' deficit	(296,709)	(315,365)

Total liabilities and stockholders' deficit	$302,155	$303,233

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.

Consolidated Statements of Operations

(unaudited)

	For the Three Months
	Ended March 31,
	2010	2009

Revenues	$121	$5,490

Cost of sales	50	146

Gross profit	71	5,343

Operating expenses

Selling, general & administrative	67,093	51,527

Total operating expenses	67,093	51,527

Operating loss	(67,022)	(46,183)

Other income (expense)

Interest expense	(8,318)	(10,755)

Miscellaneous Income	718	-

Total other income (expense)	(7,600)	(10,755)

Net loss before income taxes	(74,622)	(56,938)

Income taxes	-	-

Net loss	$(74,622)	$(56,938)

Net basic and fully diluted loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	85,319,638	77,970,573

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months
	Ended March 31,
	2010	2009
Cash flows from operating activities

Net loss	$(74,622)	$(56,938)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation & amortization	21,510	6,146
Stock issued for services	3,279	-
Change in assets and liabilities
Increase (decrease) in accounts payable	(28,163)	10,422
Increase (decrease) in accrued interest	8,318	9,155
Increase (decrease) in accrued expenses	110	(415)
Net cash used by operating activities	(69,568)	(31,630)

Cash flows from investing activities
Net cash provided by investing activities	-	-

Cash flows from financing activities
Proceeds from notes payable - related party	-	20,000
Proceeds from sale of stock	90,000	-
Net cash provided by financing activities	90,000	20,000

Net increase (decrease) in cash	20,432	(11,630)

Cash and cash equivalents at beginning of period	2,091	22,331

Cash and cash equivalents at end of period	$22,523	$10,701

Supplemental cash flow information

Cash paid for:

Interest	$-	$1,600
Taxes	$-	$-

Non-cash transactions
Stock issued for accounts payable and accrued interest	$-	$-
Stock issued for notes payable and accrued interest	$-	$-
Stock issued for services	$3,279	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. BASIS OF FINANCIAL STATEMENT PRESENTATION.

FullCircle Registry, Inc. has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2010 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-K for the twelve months ended December 31, 2009.

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

The accompanying un-audited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2009, Annual Report on Form 10-K. Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

NOTE 2. GOING CONCERN.

The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered recurring losses, negative working capital and is dependent upon raising capital to continue operations. The Company has incurred losses resulting in an accumulated deficit of $7,640,563, and $7,565,940 as of March 31, 2010 and December 31, 2009 respectively.

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

•

Locating and working with new company partners who will provide additional similar products. Developing additional synergies to work with these companies allowing access to our database for marketing their products. In return these companies would market our products within their organizations.

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

NOTE 3. STOCKHOLDER’S EQUITY

During the three month period ending March 31, 2010 the company issued an aggregate amount of 2,250,000 restricted shares of the Company’s common stock for operating capital at .04 per share. In addition the company issued 109,313 restricted shares for services at .03 per share.

NOTE 4. SIGNIFICANT ACCOUNTING POLICIES

Effective July 1, 2009, in accordance with the provisions of GAAP the Company has revised its estimate of the useful life of the database asset from 15 years to 5 years from the date the assets was originally placed into service. According to GAAP this revised life is to be amortized prospectively over its remaining useful life and, therefore, has no impact on prior periods. The result substantially increases our G&A expenditures by $15,364 per quarter to $21,510 and increases our annual amortization by $61,456 to $86,040 per year.

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

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of convertible notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of March 31,2010December 31, 2009 and 2008.

Capital Structure

In accordance with ASC 505, “Equity,” the Company’s capital structure is as follows:

Preferred stock, authorized 5,000,000 shares of $.001 par value, issued and outstanding 10,000. The preferred shares have no voting rights. There is no publicly traded market for our preferred shares.

Common stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding 87,354,659 on May 6, 2010 and 84,995,346 on December 31, 2009. The common stock has one vote per share. The common stock is traded on the OTCBB under the symbol FLCR.

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

NOTE 5. SUBSEQUENT EVENTS

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

Our Corporate Information

Our principal executive offices are located at 161 Alpine Drive, Shelbyville, Kentucky, 40065 and our telephone number is (502) 410-4500. Our current website addresses are www.fullcircleregistry.com, www.fullcirclerx.com, and www.medshelp4U.com. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this report. Our website will be immediately revised and updated upon receipt of funds to reflect our new business model (see discussion under the heading “S-1 Application,” below).

Because of the unavailability of funds the Company has refrained from expanding the business model. Funds are limited and we have had to be extremely conservative about expending Company funds on marketing, salaries and other expenses until funds are available.

The developments of all marketing expenditures, brochures, mailings, etc. have been discontinued because of the lack of capital. There may be some residual revenues from previous activities but at this time the Company cannot move forward with the business plan until we receive additional funding. We have protected and preserved cash by eliminating all-unnecessary expenditures.

S-1 Application

In order to implement the following business plan and strategy we have submitted a Form S-1 registration statement to offer a new class of preferred shares for the required funding for our business plans. We are requesting to offer One Million preferred Class B shares at the price of $1.00 per share with 2% yield and a conversion rate of .10 per share in two years. The conversion rate is an arbitrary rate selected by management was determined after taking into consideration of the $7.6 million loss carryfoward, the value of our appraised database, the low float of available Company stock in the market, the value of the business plan, and the experience of management.

Stock registration has proven to be a long and difficult process. It is the opinion of management that the Form S-1 registration statement is a better alternative for funding than issuing shares under a Regulation D filing. In addition, the Company believes that it will be necessary to use this process to gain additional funding once we enter into the merger phase of our business model.

New SEC regulations continue to make this process difficult and time consuming. Each amendment of our Form S-1 registration statement must go through several drafts when dealing with the auditing process, which causes delays from days to weeks.

Our Business and Strategy

We have formed two new wholly-owned subsidiaries to begin the new business plan as specifically summarized below.

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

	12 mos.	24 mos.	36 mos.	48 mos.	60 mos.
Agency Gross Rev	$150K	$3.0M	$9.37M	$18.75M	$35.0 M

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

	Year 1	Year 2	Year 3	Year 4	Year 5
Total Revenue Projection FCPS all marketing segments	$416,590	$1,070,545	$2,087,829	$3,562,286	$5,338,217

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

Employees, Contractors, Agents, and Agreements

The Company currently has four employees, five independent contractors, thirty-five agents and four company agreements.

Results of Operations for the Three Month Periods Ended March 31, 2010 and 2009.

Revenues during the three months ended March 31, 2010 were $121 with a cost of sales of $50 yielding a gross profit of $71 compared to $5,490 in revenues for the same period in 2009 with cost of sales of $146 yielding a gross profit of $5,343 for the same period in 2009. In 2010 the lack of revenues reflected the company’s lack of operating capital to energize our business model. Both segments of the Company’s business plan are currently not operational. Once funding is available both segments of our business should provide higher revenues.

Operating expenses and selling, general and administrative costs during the current three-month period were $67,093 resulting in an operating loss of $66,304 compared to operating expenses of $51,527 for the three months ended March 31, 2009 resulting in an operating loss of $46,183 in the same period in 2009. Our office operating expenses have been much lower because we have curtailed our operations because of funding however our total G&A expenses continue to be high because of the new amortization plan for our database and additional expenses that have occurred for SEC compliance and our S-1 application.

Interest expense for the three months ended March 31, 2010 was $8,318. Miscellaneous Income was $718 for a total of other income/(expense) of ($7,600) resulting in a net loss from continuing operations of $74,622. For the three months ended March 31, 2009 the Company had interest expense of $10,755 and recognized a net loss of $56,938. Interest expense for 2010 is lower because the company exchanged three notes for shares in December 2009.

Liquidity and Capital Resources

At March 31, 2010 the Company had total assets of $302,155 compared to total assets of $303,233 at December 31, 2009. The Company had total assets consisting of $22,523 in cash, and $279,632 in our customer database. Total assets at December 31, 2009 consisted of $2,091 in cash, and $301,142 in our customer database.

At March 31, 2010, the Company had $598,864 in total liabilities. Total liabilities include $33,904 in accounts payable, $93,993 in accrued interest, $2,403 in accrued expenses, $65,000 in notes payable, $403,564 in notes payable to related parties. Total liabilities at December 31, 2009 were $618,598, which were comprised of $62,067 in accounts payable, $85,675 in accrued interest, $2,292 in accrued expenses, $65,000 in notes payable and $403,564 in notes payable to related parties.

Net cash used by operating activities for the three months ended March 31, 2010 was $69,568 compared to $31,630 for the same period in 2009. During the three months ended March 31, 2010, $0 was used for investments, and $90,000 was provided by financing activities. For the same period in 2009 $0 was used for investments and $20,000 was provided by financing activities.

As of March 31, 2010 we had no capital commitments. We are currently focused on increasing revenues from our operations and reducing debt through converting debentures and notes payable to common stock. We may also seek funding from unencumbered securities purchases or from lenders offering favorable terms. No assurance can be given that we will be able to obtain the total capital necessary to fund our new business plans. In such an event, this may have a materially adverse effect on our business, operating results and financial condition.

We require additional capital to supplement our anticipated revenues and fund our continuing operations. We have relied upon advances from officers and shareholders and we have issued stock to finance our operations to this point.

FullCircle currently owes $403,564 in notes payable to related parties, and other notes payable of $65,000. Our auditors have expressed concern that the Company has experienced losses from operations and negative cash flows from operations since inception. We have negative working capital and a capital deficiency at March 31, 2010. These conditions raise substantial doubt about our ability to continue as a going concern.

Commencing in the second half of 2008 and continuing through the March quarter of 2010 our insurance sales dropped because of the economic climate in the United States and the lack of funds to properly promote and support our activities in the insurance sales area. We do not expect insurance sales to return in the near term until we can fund our agency and agent recruiting programs.

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

Inactive products and services

Our other products that have been previously discussed are currently inactive. We have elected to narrow our focus to utilize our limited people and financial resources to bring our best services to the surface for optimal revenues. Consequently, Electronic Medical Records Storage, AskPhysicians, Spoken Data, Bright Star, MyClubCard, Living Wills, and Collar ID pet registry products and services are being reserved for later use once our strongest products, services and plans materialize.

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

ii.

The foregoing material weaknesses identified in our disclosure controls and procedures were identified by our external consultants responsible for the preparation of our financial reporting package. The aforementioned material weaknesses did not impact our financial reporting or result in a material misstatement of our financial statements. As of May 14, 2010 we have not taken action to correct the material weaknesses identified in our disclosure controls and procedures.

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

During the three month period ending March 31, 2009, in an effort to secure additional operating capital, and to pay down accounts payable, the Company issued 2,250,000 restricted shares for $90,000 at .04 per share. Also, March the Company issued 109,213 restricted shares for services at .03 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. OTHER INFORMATION.

There are no further disclosures. We are building the business model and as soon as relevant information on our progress becomes available we will issue the necessary Forms 8-K and issue press releases.

ITEM 5. EXHIBITS

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

Date: May 14, 2010

/s/ Norman L. Frohreich

Norman L. Frohreich

President

Chief Executive Officer

Chief Financial Officer