Form 10-Q
period 2010-06-30
FULLCIRCLE REGISTRY INC
filed 2010-08-13
CIK 1127993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 88,104,659 Class A common shares, 10,000 Class A preferred shares, and 300,600 Class B preferred shares as of June 30, 2010.

FORM 10-Q

FULLCIRCLE REGISTRY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS.

In the opinion of management, the accompanying unaudited financial statements of FullCircle Registry, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X for the six month period ended June 30, 2010. The financial statements reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods.

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments, which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

FullCircle Registry, Inc.

Consolidated Balance Sheets

ASSETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
Current assets:
Cash	$23,587	$2,091

Notes Receivable	10,000	-

Total Current Assets	33,587	2091

Other assets:
Customer database and software, net	258,122	301,142
Total other assets	258,122	301,142
Total assets	$291,709	$303,233

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$53,081	$62,067
Accrued interest	102,311	85,675
Accrued expenses	1,881	2,292
Notes payable	65,000	65,000
Notes payable-related party	102,964	403,564
Total current liabilities	325,237	618,598

Total liabilities	325,237	618,598

Stockholders deficit:

Preferred stock, authorized 5,000,000 shares
of $.001 par value
Issued and outstanding for Preferred A 10,000	10	10
and 10,000 respectively.
Issued and outstanding for Preferred B is
300,600 and -0- respectively	300	-

Common stock, authorized 200,000,000 shares
of $.001 par value, issued and outstanding
88,104,659 and 84,995,346 shares, respectively	88,105	84,996

Additional paid-in capital	7,586,038	7,165,569

Accumulated deficit	(7,707,981)	(7,565,940)

Total Stockholders' deficit	(33,528)	(315,365)

Total liabilities and stockholders' deficit	$291,709	$303,233

he accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.

Consolidated Statements of Operations

(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30
	2010	2009	2010	2009

Revenues	$382	$2,901	$504	$8,390

Cost of sales	45	0	95	146

Gross profit	337	2,901	409	8,244

Operating expenses

Selling, general & administrative	59,438	67,126	126,511	118,810

Total operating expenses	59,438	67,126	126,511	118,810

Operating loss	(59,101)	(64,225)	(126,102)	(110,566)

Other income (expense)

Interest expense	(8,318)	(9,839)	(16,657)	(20,594)

Miscellaneous Income	-	-	718	-

Total other income (expense)	(8,318)	(9,839)	(15,939)	(20,594)

Net loss before income taxes	(67,419)	(74,064)	(142,041)	(131,160)

Income taxes	-	-	-	-

Net loss	$(67,419)	$(74,064)	$(142,041)	$(131,160)

Net basic and fully diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	87,354,659	78,272,286	86,342,770	78,272,286

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months
	Ended June 30,
	2010	2009
Cash flows from operating activities

Net loss	$(142,041)	$(131,160)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation & amortization	43,020	12,292
Stock issued for services	3,279	-
Change in assets and liabilities
Increase (decrease) in accounts payable	(8,987)	34,230
Increase (decrease) in accrued interest	16,636	18,994
Increase (decrease) in accrued expenses	(411)	(1,809)
Net cash used by operating activities	(88,504)	(67,453)

Cash flows from investing activities
Net cash provided by investing activities	-	-

Cash flows from financing activities
Loan to unrelated party	(10,000)	-
Proceeds from notes payable - related party	-	20,000
Proceeds from sale of common shares stock	120,000	40,000
Net cash provided by financing activities	110,000	60,000

Net increase (decrease) in cash	21,496	(7,453)

Cash and cash equivalents at beginning of period	2,091	22,331

Cash and cash equivalents at end of period	$23,587	$14,878

Supplemental cash flow information

Cash paid for:

Interest	$-	$1,600
Taxes	$-	$-

Non-cash transactions
Stock issued for accounts payable and accrued interest	$-	$-
Stock issued for notes payable	$300,600	$-
Stock issued for services	$3,279	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. BASIS OF FINANCIAL STATEMENT PRESENTATION.

FullCircle Registry, Inc. has elected to omit substantially all footnotes to the financial statements for the three and six months ended June 30, 2010 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-K for the twelve months ended December 31, 2009.

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments, which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

The accompanying un-audited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2009, Annual Report on Form 10-K. Operating results for the three months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

NOTE 2. GOING CONCERN.

The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered recurring losses, negative working capital and is dependent upon raising capital to continue operations. The Company has incurred losses resulting in an accumulated deficit of $7,707,981, and $7,565,940 as of June 30, 2010 and December 31, 2009 respectively.

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

NOTE 3. STOCKHOLDER’S EQUITY

During the six month period ending June 30, 2010 the Company issued an aggregate amount of 3,000,000 restricted shares of the Company’s common stock for operating capital at .04 per share.

NOTE 4. SIGNIFICANT ACCOUNTING POLICIES

Change of Estimates

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

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of convertible notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of June 30, 2010, December 31, 2009.

Capital Structure

In accordance with ASC 505, “Equity,” the Company’s capital structure is as follows:

Preferred stock, authorized 5,000,000 shares of $.001 par value, issued and outstanding preferred A shares 10,000 on June 30, 2010 and December 31, 2009 and Preferred B Shares 300,600 and zero on June 30, 2010 and December 31, 2009 respectively. Preferred A shares have no voting rights and Preferred B shares have voting rights of 10 votes per share. There is no publicly traded market for our preferred shares.

Common stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding 88,104,659 on June 30, 2010 and 84,995,346 on December 31, 2009. The common stock has one vote per share. The common stock is traded on the OTCBB under the symbol FLCR.

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

NOTE 6. MATERIAL TRANSACTIONS

On June 30, 2010 the company issued 300,600 shares of Preferred B stock for the principle of outstanding debt. Accrued interest amounts on the individual notes will continue to accrue interest at the agreed upon rates. The Preferred B stock was issued at $1.00 per share for a total of $300,600 of debt.

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

Form S-1 Registration Statement

On June 23, 2010 the management of FullCircle filed the following Form 8-K:

Item 8.01. Other Events.

The management of FullCircle Registry, Inc. is very pleased to announce that we are now authorized to begin issuing a new Class B Preferred Stock, which have been registered with the Securities and Exchange Commission. The Registration of the Class B Preferred stock was made effective at 3:30 PM on June 22, 2010. We are in the process of printing our Prospectus. Once printing is complete, we will begin mailing them to potential investors.

Now that the Registration Statement has become effective, we will once again commence our business activities. We are currently in the process of refining our business plans and beginning the agency merger program. More information will be forthcoming.

The Company issued an additional three Form 8-K filings as follows:

As required by SEC rule, the Company filed Form 8-K on June 25, 2010 disclosing the conversion of debt of $150,600 into the new Preferred B Shares by management and large stockholders:

Item 8.01. Other Events.

The management of FullCircle Registry, Inc. is pleased to announce that three debt holders, Isaac Boutwell, Chairman, Alec Stone, Past Chairman, and Norman Frohreich, Director and CEO, have agreed to convert company debt to newly-issued shares of Preferred Class B Stock in FullCircle Registry, Inc.

The conversion of their debt will be as follows:

		Number of Shares of Class B
	Present Obligation	Preferred Stock Received
Isaac Boutwell, Chairman	$50,600.00	50,600
Alec Stone, Shareholder	$50,000.00	50,000
Norman Frohreich, CEO	$50,000.00	50,000
Total	$150,600.00	150,600

The satisfaction of $150,600.00 in outstanding debt will have a direct impact on FullCircle Registry’s balance sheet as FullCircle Registry enters into its expansion phase.

As required by SEC rule, the Company filed Form 8-K on June 30, 2010 disclosing Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.

Item 5.03 Amendments to Articles of Incorporation or Bylaws

In accordance with the Bylaws of FullCircle Registry, Inc. (the “Company”), the Board of Directors is authorized to provide for the issuance of the shares of preferred stock in one or more series and, by filing a certificate pursuant to the applicable law of the State of Nevada, to establish from time to time the number of shares to be included in each such series, and to fix the designations, powers, preferences and the relative, participating, optional or other special rights, if any, and the qualifications, limitations or restrictions thereof, of the shares of each such series.

In accordance with the powers granted to it under the Company’s Bylaws, the Board of Directors has designated a new class of preferred stock, the Class B Preferred Stock in connection with the Form S-1 Registration Statement of the Company, which was made effective June 22, 2010.

A copy of the Certificate of Designation of Class B Preferred Stock, which has been filed with the Secretary of State of the State of Nevada as of June 25, 2010, is attached hereto.

As required by SEC rule, the Company filed Form 8-K on July 2, 2010 disclosing the June 30, 2010 conversion of debt of $150,000 into the new Preferred B Shares by other large shareholders. With this conversion the Company has eliminated a total of $300,600 in debt since the Preferred B share issue was approved.

Item 8.01. Other Events.

The management of FullCircle Registry, Inc. is pleased to announce that two debt holders, Carl Austin and Robert Swan, have agreed to convert certain company debt to newly-issued shares of Preferred Class B Stock in FullCircle Registry, Inc.

The conversion of their debt will be as follows:

		Number of Shares of Class B
	Present Obligation	Preferred Stock Received
Carl Austin, Shareholder	$100,000.00	100,000
Robert Swan, Shareholder	$50,000.00	50,000
Total	$150,000.00	150,000

The satisfaction of $150,000.00 in outstanding debt will have a direct impact on FullCircle Registry’s balance sheet as FullCircle Registry enters into its expansion phase.

With the approval of our Form S-1 registration statement we can now focus on bringing in the capital to roll out our business plan. A shareholder letter was released on July 28, 2010. We are now in the process of printing and releasing our Prospectus mailings.

Business Plan

Going forward, our operations will be focused on three distinct phases:

Phase One

We will use the funding obtained through selling our preferred shares to launch our business plans as identified in the Prospectus. We have several merger and acquisition activities in discussion and will issue letters of intent when our funding occurs. Most of the Phase One activities are discussed in detail in the Prospectus.

Phase One of our business plan is to simply increase our activities in the two companies that we have formed: FullCircle Prescription Services, Inc. and FullCircle Insurance Agency, Inc. It is our intent to bring into our Company executive talent to manage each of these companies as separate entities. There will be synergies developed within each company that can take advantage of our other partner company. Essentially, the agencies will be able to sell the prescription services products to those books of business. Now that our S-1 application is approved, we are engaged in locating a president for each company who will report to the CEO and our Board.

We have a number of insurance agencies identified, and we are now proceeding in the negotiation process to attempt to bring them inside FullCircle. It is our plan to bring in ten agencies the first year after funding is received. Our plan becomes stronger today than before because of the confusion that has occurred in the new health care laws. We believe that our timing is right to provide these exit plans.

To date, many of our negotiations were predicated on the approval of the S-1 and the funding that the Preferred B Shares would provide. Before we can complete negotiations and announce any targeted mergers, we must issue the Prospectus and fill the offering of $1,000,000 to be in a position to launch our business plans. Many of these negotiations are contingent on available capital. As indicated above, we have filled $300,600 of our offering already by retiring the notes of several insiders.

In addition, during the Phase One rollout we plan to re-energize our medical records business that caused the original founding of our Company. At that time, the plan was ahead of its time. It is our belief that the medical records industry should be serving hospitals, doctors and clinics, not individuals. We expect to provide significant capital into the medical records business, understanding the mandate placed on this by our President for all records to be electronic by 2014. It is estimated that less than 20% of all medical records are electronic at this time. It is important for FullCircle to take advantage of any opportunities that exist.

Phase Two

Exit plan issues for baby boomers are a MAJOR problem today. With existing credit restrictions many entrepreneurs cannot find, and will not be able to find, buyers for their businesses. It is our opinion that this will become one of the major issues for business owners over the next decade. Phase Two is the merger program with any company that would have an ability to improve the balance sheet of FullCircle. This phase will be to bring in larger private companies providing exit plans for those owners. This has proven to be a very successful process with other companies and, given the difficulty of credit today, we believe that we will be in a position to have successful, profitable companies merge with FullCircle. The management of those companies will continue with their existing infrastructure and will remain autonomous. FullCircle’s role will be to provide financing with other necessary offerings.

Once Phase One is started, we will be immediately sourcing additional companies for exit plans to merge into FullCircle. The intent here is to provide an exit plan (liquidity) to any profitable, viable business that can increase the balance sheet of FullCircle. It is expected that we will source and merge with at least four additional unrelated companies during our first year.

Management will provide more discussions about this phase in future shareholder letters.

Phase Three

Obviously, our long term mission is to move the stock price into a level that would qualify us for a listing on the Nasdaq. This can only be accomplished after our market price and market capitalization meet the required levels to obtain that listing.

Shareholder Meeting

Management is tentatively planning on holding a shareholder meeting in the month of November, 2010. Once this meeting date and location has been identified, we will be issuing proper notification to the shareholders.

Our Business and Strategy

We have formed two wholly-owned subsidiaries to begin the new business plan as specifically summarized below.

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

Current Status of Business Activity

The Company was forced to discontinue the marketing of our plans because there were insufficient funds to fuel this development. We continued to work on back office infrastructure and materials to be ready to launch our plans. Now that we have receive approval to proceed with our offering we will begin the preparation to roll out our business plans.

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

FullCircle Prescription Services, Inc. was informed that PinPay is ready and able to support the FullCircle Prescription Gift Card. At this time we do not have sufficient funds to launch the Prescription Gift Card web pages. We are still targeting on hitting the Christmas Gift Card season by November provided funds are available.

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

Our Strategy

Independent Insurance Agency Acquisitions

Norman L. Frohreich, President and CEO, was retained to formulate and direct the expansion of the new insurance business model and the growth of FullCircle Registry, Inc. It is Mr. Frohreich’s vision to emulate the H&R Block and Edward Jones business models and launch an insurance agency merger plan in rural America. Thus, we plan to expand the business model to include markets outside the greater Louisville area.

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

Employees, Contractors, Agents, and Agreements

The Company currently has three employees and five independent contractors. Subsequent to the June 30, 2010 ending quarter, the Board of Directors accepted the resignation of Trent Oakley who held the position of CEO in 2006 and 2007 and in 2008, 2009 and 2010 the position of Executive Vice President.

Now that we have approval of our Form S-1 registration statement we will begin to recruit more contract employees and agents.

Results of Operations for the Three Month and Six Months Periods Ended June 30, 2010 and 2009.

Revenues during the three months ended June 30, 2010 were $382 with a cost of sales of $45 yielding a gross profit of $337 compared to $2,901 in revenues for the same period in 2009 with cost of sales of $0 yielding a gross profit of $2,901 for the same period in 2009. Revenues during the six months ended June 30, 2010 were $504 with a cost of sales of $95 yielding a gross profit of $409 compared to $8,390 in revenues for the same period in 2009 with cost of sales of $146 yielding a gross profit of $8,244 for the same period in 2009. In 2010 the lack of revenues reflected the Company’s lack of operating capital to energize our business model. Both segments of the Company’s business plan are currently not operational. Once funding is available both segments of our business should provide higher revenues.

Operating expenses and selling, general and administrative costs during the current three-month period were $59,438 resulting in an operating loss of $59,101 compared to operating expenses of $67,126 for the three months ended June 30, 2009 resulting in an operating loss of $64,225 in the same period in 2009. Operating expenses and selling, general and administrative costs during the current six-month period were $126,511 resulting in an operating loss of $126,102 compared to operating expenses of $118,810 for the six months ended June 30, 2009 resulting in an operating loss of $110,566 in the same period in 2009. Operating expenses for the six month period have increased because of our new depreciation plan for our database and additional operating expenses have occurred for SEC compliance.

Interest expense for the three months ended June 30, 2010 was $8,318 resulting in a net loss from continuing operations of $67,419. For the three months ended June 30, 2009 the Company had interest expense of $9,839 and recognized a net loss of $74,064. Interest expense for the six months ended June 30, 2010 was $16,657 resulting in a net loss from continuing operations of $142,041. For the six months ended June 30, 2009 the Company had interest expense of $20,594 and recognized a net loss of $131,160. Interest expense for 2010 is lower because the Company exchanged three notes for shares in December 2009.

Liquidity and Capital Resources

At June 30, 2010 the Company had total assets of $291,709 compared to total assets of $303,233 at December 31, 2009. The Company had total assets consisting of $23,587 in cash, $0 in property and equipment, and $258,122 investment in the 68,000 name database. Total assets at December 31, 2009 consisted of $2,091 in cash, $0 in property and equipment, and $301,142 investment in our customer database.

At June 30, 2010, the Company had $325,237 in total liabilities. Total liabilities include $53,081 in accounts payable, $102,311 in accrued interest, $1,881 in accrued expenses, $65,000 in notes payable and 102,964 in notes payable to related parties. Total liabilities at December 31, 2009 were $618,598, which was comprised of $62,067 in accounts payable, $85,675 in accrued interest, $2,292 in accrued expenses, $65,000 in notes payable and $403,564 in notes payable to related parties.

Net cash used by operating activities for the six months ended June 30, 2010 was $88,504 compared to $67,453 for the same period in 2009. During the six months ended June 2009, $0 was used for investments, and $110,000 was provided by financing activities. For the same period in 2009 $0 was used for investments and $60,000 was provided by financing activities.

As of June 30, 2010 we had no capital commitments. We are currently focused on increasing revenues from our operations and reducing debt through converting debentures and notes payable to common stock. We may also seek funding from unencumbered securities purchases or from lenders offering favorable terms. No assurance can be given that we will be able to obtain the total capital necessary to fund our new business plans. In such an event, this may have a materially adverse effect on our business, operating results and financial condition. We require additional capital to supplement our anticipated revenues and fund our continuing operations. We have relied upon advances from officers and shareholders and we have issued stock to finance our operations to this point.

FullCircle currently owes $102,964 in notes payable to related parties, and other notes payable of $65,000. Our auditors have expressed concern that the Company has experienced losses from operations and negative cash flows from operations since inception. We have negative working capital and a capital deficiency at June 30, 2010. These conditions raise substantial doubt about our ability to continue as a going concern.

Once funding is available from the preferred share offering and we can commence our plan to acquire and/or merge with insurance agencies, we anticipate that our revenues from the sale of insurance products will recommence.

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

ii.

The foregoing material weaknesses identified in our disclosure controls and procedures were identified by our external consultants responsible for the preparation of our financial reporting package. The aforementioned material weaknesses did not impact our financial reporting or result in a material misstatement of our financial statements. As of August 9, 2010 we have not taken action to correct the material weaknesses identified in our disclosure controls and procedures.

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

Conclusions

Based upon the Evaluation, our Chairman and Principal officer has concluded that as a result of material weaknesses described above our disclosure controls and procedures are not effective as of June 30, 2010, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

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

During the six month period ending June 30, 2010, in an effort to secure additional operating capital, and to pay down accounts payable, the Company issued 3,000,000 restricted shares for $120,000 at .04 per share. Also, the Company issued 109,213 restricted shares for services at .03 per share during the six month period.

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

Date: August 13, 2010

/s/ Norman L. Frohreich

Norman L. Frohreich

President

Chief Executive Officer

Chief Financial Officer