Form 10-Q
period 2010-09-30
FULLCIRCLE REGISTRY INC
filed 2010-11-10
CIK 1127993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 91,104,659 Class A common shares, 10,000 Class A preferred shares, and 300,600 Class B preferred shares as of September 30, 2010.

Interwest Transfer, the Company’s transfer agent reports that as of September 30, 2010 there is 36,851,089 free trading Common shares (float) or 40.45% of total outstanding common shares.

FORM 10-Q

FULLCIRCLE REGISTRY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS.

In the opinion of management, the accompanying unaudited financial statements of FullCircle Registry, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X for the nine month period ended September 30, 2010. The financial statements reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods.

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments, which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

FullCircle Registry, Inc.

Consolidated Balance Sheets

ASSETS
	September 30,	December 31,
	2010	2009
	(Unaudited)
Current assets:
Cash	$8,116	$2,091

Notes Receivable	10,000	-

Total Current Assets	18,116	2091

Other assets:
Customer database and software, net	236,612	301,142
Total other assets	236,612	301,142
Total assets	$254,728	$303,233

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$44,628	$62,067
Accrued interest	106,240	85,675
Accrued expenses	1,206	2,292
Notes payable	65,000	65,000
Notes payable-related party	102,964	403,564
Total current liabilities	320,038	618,598

Total liabilities	320,038	618,598

Stockholders deficit:

Preferred stock, authorized 10,000,000 shares
of $.001 par value
Issued and outstanding for Preferred A 10,000	10	10
and 10,000 respectively.
Issued and outstanding for Preferred B is
300,600 and -0- respectively	300	-

Common stock, authorized 200,000,000 shares
of $.001 par value, issued and outstanding
91,104,659 and 84,995,346 shares, respectively	91,105	84,996

Additional paid-in capital	7,628,038	7,165,569

Accumulated deficit	(7,784,763)	(7,565,940)

Total Stockholders' deficit	(65,310)	(315,365)

Total liabilities and stockholders' deficit	$254,728	$303,233

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.

Consolidated Statements of Operations

(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Revenues	$424	$526	$928	$8,916

Cost of sales	65	0	160	146

Gross profit	359	526	768	8,770

Operating expenses

Selling, general & administrative	73,213	40,227	199,744	159,036

Total operating expenses	73,213	40,227	199,744	159,036

Operating loss	(72,854)	(39,701)	(198,976)	(150,266)

Other income (expense)

Interest expense	(3,929)	(9,843)	(20,565)	(30,438)

Miscellaneous Income	-	-	718	-

Total other income (expense)	(3,929)	(9,843)	(19,847)	(30,438)

Net loss before income taxes	(76,783)	(49,544)	(218,823)	(180,704)

Income taxes	-	-		-

Net loss	$(76,783)	$(49,544)	$(218,823)	$(180,704)

Net basic and fully diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	88,104,659	79,398,182	86,936,520	78,651,709

The accompanying notes are an integral part of these financial statements

FullCircle Registry, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months
	Ended September 30,
	2010	2009
Cash flows from operating activities

Net loss	$(218,823)	$(180,704)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation & amortization	64,530	33,802
Stock issued for services	28,279	-
Change in assets and liabilities
Increase (decrease) in accounts payable	(17,439)	17,056
Increase (decrease) in accrued interest	20,565	28,837
Increase (decrease) in accrued expenses	(1,087)	(1,844)
Net cash used by operating activities	(123,975)	(102,853)

Cash flows from investing activities
Net cash provided by investing activities	-	-

Cash flows from financing activities
Loan to unrelated party	(10,000)	-
Proceeds from notes payable - related party	-	22,000
Proceeds from sale of common shares stock	140,000	60,000
Net cash provided by financing activities	130,000	82,000

Net increase (decrease) in cash	6,025	(20,853)

Cash and cash equivalents at beginning of period	2,091	22,331

Cash and cash equivalents at end of period	$8,116	$1,478

Supplemental cash flow information

Cash paid for:

Interest	$-	$1,600
Taxes	$-	$-

Non-cash transactions
Stock issued for accounts payable and accrued interest	$-	$-
Stock issued for notes payable	$300,600	$-
Stock issued for services	$28,279	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. BASIS OF FINANCIAL STATEMENT PRESENTATION.

FullCircle Registry, Inc. has elected to omit substantially all footnotes to the financial statements for the three and six months ended September 30, 2010 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-K for the twelve months ended December 31, 2009.

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments, which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

The accompanying un-audited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2009, Annual Report on Form 10-K. Operating results for the three months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

NOTE 2. GOING CONCERN.

The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered recurring losses, negative working capital and is dependent upon raising capital to continue operations. The Company has incurred losses resulting in an accumulated deficit of $7,784,763, and $7,565,940 as of September 30, 2010 and December 31, 2009 respectively.

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

NOTE 3. STOCKHOLDER’S EQUITY

During the nine month period ending September 30, 2010 the Company issued an aggregate amount of 6,109,313 restricted shares of the Company’s common stock for services and operating capital. 2,5000,000 shares were issued for services during the September Quarter 2010.   See Item 3.02 Unregistered Sales of Equity Securities on page 12.

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

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of convertible notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of September 30, 2010, December 31, 2009.

Capital Structure

In accordance with ASC 505, “Equity,” the Company’s capital structure is as follows:

Preferred stock, authorized 10,000,000 shares of $.001 par value, issued and outstanding preferred A shares 10,000 on September 30, 2010 and December 31, 2009 and Preferred B Shares 300,600 and zero on September 30, 2010 and December 31, 2009 respectively. Preferred A shares have no voting rights and Preferred B shares have voting rights of 10 votes per share. There is no publicly traded market for our preferred shares.

Common stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding 91,104,659 on September 30, 2010 and 84,995,346 on December 31, 2009. The common stock has one vote per share. The common stock is traded on the OTCBB under the symbol FLCR.

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

NOTE 5. SUBSEQUENT EVENTS

In October, 2010 the Company received an additional investment from a commitment in June 2010 of $20,000 for .04 per share which closed out our January 2010 common share offering.  The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no additional events that would have a material impact on the financial statements.

NOTE 6. MATERIAL TRANSACTIONS

On June 30, 2010 the company issued 300,600 shares of Preferred B stock for the principle of outstanding debt. Accrued interest amounts on the individual notes will continue to accrue interest at the agreed upon rates. The Preferred B stock was issued at $1.00 per share for a total of $300,600 of debt.

No additional Preferred Class B shares were issued in the September quarter.

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

Item 8.01. Other Events.

On July 28, 2010, Norman L. Frohreich, President and CEO of FullCircle Registry, Inc. (the “Company”), issued a letter to the shareholders of the Company discussing the Securities and Exchange Commission’s approval of the Company’s new class B preferred stock and the Company’s current business plans.

Item 3.02 Unregistered Sales of Equity Securities.

On September 30, 2010, FullCircle Registry, Inc. (the “Registrant”) issued an aggregate of 2,000,000 shares of common stock to Norman L. Frohreich in consideration for services rendered to the Registrant. The offers, sales, and/or grants of the above-described shares were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as the offers, sales, and/or grants were made without any form of general solicitation and with full access to any information requested by officers and directors regarding the Registrant or the Registrant's common stock.

On September 30, 2010, the Registrant issued an aggregate of 500,000 shares of common stock to Brion Tinsley in consideration for services rendered to the Registrant. The offers, sales, and/or grants of the above-described shares were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as the offers, sales, and/or grants were made without any form of general solicitation and with full access to any information requested by officers and directors regarding the Registrant or the Registrant's common stock.

Item 5.01 Changes in Control of Registrant.

As a result of the Registrant issuing a total of 2,000,000 shares of common stock as reported in Item 3.02 above, which is incorporated by reference herein, there was in effect, a change of control of the Registrant. The person who acquired such control, Norman L. Frohreich, is now the beneficial owner of approximately 5.6% of the Registrant’s common stock.

 Mr. Frohreich has served as the President, CEO, Principal Financial Officer and a director of the Registrant since 2007. To date, no other compensation has been paid to Mr. Frohreich in his capacities as officer and/or director of the Registrant.  All other shares of common stock owned by Mr. Frohreich were purchased by him on the open market.

Mr. Frohreich has also purchased 50,000 shares of the Registrant’s preferred class B stock.

Business Plan

Going forward, our operations will be focused on three distinct phases:

Phase One

We will use the funding obtained through selling our preferred shares to launch our business plans as identified in the Prospectus. We have several merger and acquisition activities in discussion and will issue letters of intent when our acquisitions are approved by the board of directors. Most of the Phase One activities are discussed in detail in the Prospectus.

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

In addition, during the Phase One rollout we plan to re-energize our medical records business that caused the original founding of our Company. At that time, the plan was ahead of its time. It is our belief that the medical records industry should be serving hospitals, doctors and clinics, not individuals. We expect to provide significant capital into the medical records business, understanding the mandate placed on this by our President for all records to be electronic by 2014. It is estimated that less than 20% of all medical records are electronic at this time. It is important for FullCircle to take advantage of any opportunities that exist.  We plan to purchase an existing electronic medical records business rather than to engage in a build out in that business segment.  The Company is in the process of identifying private medical records storage businesses for possible merger(s).

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

Once Phase One is started, we will be immediately sourcing additional companies for exit plans to merge into FullCircle. The intent here is to provide an exit plan (liquidity) to any profitable, viable business that can increase the balance sheet of FullCircle. It is expected that we will source and merge with at least four additional unrelated profitable, private companies during our first year.

Since the approval of our S-1 registration statement the company has increased our activity in locating exit plan candidates.  Currently discussions are ongoing and the company is expecting to announce a non-binding letter of intent during the December quarter.  As soon as the company has a letter of intent approved by the board of directors we will be releasing a press release and a Form 8-K disclosing the details of the transaction.

Management will provide more discussions about this phase in future shareholder letters.

Phase Three

Obviously, our long term mission is to move the stock price into a level that would qualify us for a listing on the Nasdaq. This can only be accomplished after our market price and market capitalization meet the required levels to obtain that listing.

Our Business and Strategy

We have formed two wholly-owned subsidiaries to begin the new business plan as specifically summarized below.  In keeping with the direction of our new plans we are in the process of forming a third subsidiary to facilitate acquisitions.

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

Our Strategy

Independent Insurance Agency Acquisitions

Norman L. Frohreich, President and CEO, was retained to formulate and direct the expansion of the new insurance business model and the growth of FullCircle Registry, Inc. It is Mr. Frohreich’s vision to emulate the H&R Block, Edward Jones, and Berkshire Hathaway, Inc., business models and launch merger plans focusing in rural America. Thus, we plan to expand the business model to include markets outside the greater Louisville area.

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

Employees, Contractors, Agents, and Agreements

The Company currently has three employees and five independent contractors. Subsequent to the June 30, 2010 ending quarter, the Board of Directors accepted the resignation of Trent Oakley who held the position of CEO in 2006 and 2007 and in 2008, 2009 and 2010 held the position of Executive Vice President.

Now that we have approval of our Form S-1 registration statement we will begin to recruit more contract employees and agents.

Results of Operations for the Three Month and Nine Months Periods Ended September 30, 2010 and 2009.

Revenues during the three months ended September 30, 2010 were $424 with a cost of sales of $65 yielding a gross profit of $359 compared to $526 in revenues for the same period in 2009 with cost of sales of $0 yielding a gross profit of $526 for the same period in 2009. Revenues during the nine months ended September 30, 2010 were $928 with a cost of sales of $160 yielding a gross profit of $768 compared to $8,916 in revenues for the same period in 2009 with cost of sales of $146 yielding a gross profit of $8,770 for the same period in 2009. In 2010 the lack of revenues reflected the Company’s lack of operating capital to energize our business model. Both segments of the Company’s business plan are currently not operational. Once funding is available both segments of our business should provide higher revenues.

Operating expenses and selling, general and administrative costs during the current three-month period were $73,213 resulting in an operating loss of $72,854 compared to operating expenses of $40,227 for the three months ended September 30, 2009 resulting in an operating loss of $39,701 in the same period in 2009. Operating expenses and selling, general and administrative costs during the current nine-month period were $199,744 resulting in an operating loss of $198,976 compared to operating expenses of $159,036 for the nine months ended September 30, 2009 resulting in an operating loss of $150,266 in the same period in 2009. Operating expenses for the nine month period have increased because of our new depreciation plan for our database and additional operating expenses have occurred for SEC compliance.

Interest expense for the three months ended September 30, 2010 was $3,929 resulting in a net loss from continuing operations of $76,783. For the three months ended September 30, 2009 the Company had interest expense of $9,843 and recognized a net loss of $49,544. Interest expense for the nine months ended September 30, 2010 was $20,565 resulting in a net loss from continuing operations of $218,823. For the nine months ended September 30, 2009 the Company had interest expense of $30,438 and recognized a net loss of $180,704. Interest expense for 2010 is lower because the Company exchanged three notes for shares in December 2009 and additional notes exchanged for preferred shares in June 2010.

Liquidity and Capital Resources

At September 30, 2010 the Company had total assets of $254,728 compared to total assets of $303,233 at December 31, 2009. The Company had total assets consisting of $8,116 in cash, $0 in property and equipment, and $236,612 investment in the 68,000 name database. Total assets at December 31, 2009 consisted of $2,091 in cash, $0 in property and equipment, and $301,142 investment in our customer database.

At September 30, 2010, the Company had $320,038 in total liabilities. Total liabilities include $44,628 in accounts payable, $106,240 in accrued interest, $1,206 in accrued expenses, $65,000 in notes payable and 102,964 in notes payable to related parties. Total liabilities at December 31, 2009 were $618,598, which was comprised of $62,067 in accounts payable, $85,675 in accrued interest, $2,292 in accrued expenses, $65,000 in notes payable and $403,564 in notes payable to related parties.

Net cash used by operating activities for the nine months ended September 30, 2010 was $123,975 compared to $102,853 for the same period in 2009. During the nine months ended September 2009, $0 was used for investments, and $130,000 was provided by financing activities. For the same period in 2009 $0 was used for investments and $82,000 was provided by financing activities.

As of September 30, 2010 we had no capital commitments. We are currently focused on increasing revenues from our operations and reducing debt through converting debentures and notes payable to common stock. We may also seek funding from unencumbered securities purchases or from lenders offering favorable terms. No assurance can be given that we will be able to obtain the total capital necessary to fund our new business plans. In such an event, this may have a materially adverse effect on our business, operating results and financial condition. We require additional capital to supplement our anticipated revenues and fund our continuing operations. We have relied upon advances from officers and shareholders and we have issued stock to finance our operations to this point.

The prospectus for our offering of Preferred Class B shares is in the process of being mailed to our stockholders.  It is anticipated that we will receive funding for this offering, which will allow us to begin the implementation of our business plans.

FullCircle currently owes $102,964 in notes payable to related parties, and other notes payable of $65,000. Our auditors have expressed concern that the Company has experienced losses from operations and negative cash flows from operations since inception. We have negative working capital and a capital deficiency at September 30, 2010. These conditions raise substantial doubt about our ability to continue as a going concern.

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

ii.

The foregoing material weaknesses identified in our disclosure controls and procedures were identified by our external consultants responsible for the preparation of our financial reporting package. The aforementioned material weaknesses did not impact our financial reporting or result in a material misstatement of our financial statements. As of November 1, 2010 we have not taken action to correct the material weaknesses identified in our disclosure controls and procedures.

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

Conclusions

Based upon the Evaluation, our Chairman and Principal officer has concluded that as a result of material weaknesses described above our disclosure controls and procedures are not effective as of September 30, 2010, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

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

During the nine month period ending September 30, 2010, in an effort to secure additional operating capital, and to pay down accounts payable, the Company issued 3,500,000 restricted shares for $140,000 at .04 per share. Also, the Company issued 109,213 restricted shares for services at .03 per share during the nine month period. During the September quarter the company compensated the President and CEO Norman L. Frohreich with 2,000,000 shares of common stock for services from March 2007 to March 2008.  Since Mr. Frohreich receives no salary this arrangement was made when Mr. Frohreich was engaged in 2007.  Mr. Frohreich elected to not take this compensation until the Form S-1 registration statement was completed and approved by the SEC.

In addition Mr. Tinsley was compensated for services 500,000 restricted common shares for December 2008 until December 2009.  Mr. Tinsley elected to not take this compensation until the Form S-1 registration statement was completed and approved by the SEC.

It is very difficult to determine fair market value for these services awards because the stock will vary in value from .003 per share to .10 per share over any extended period.  The method used for this valuation of the services was determined to be the lowest of the value of the stock at the time the negotiations occurred.   The issue for Mr. Frohreich and Mr. Tinsley’s services was determined to be at $.01 per share by the board of directors.

Subsequent to the September 30, ending quarter the company received the final funds of $20,000 which completed the January 2010 offering of 4,000,000 restricted shares at .04 per share or $160,000 for operating capital.  The final 500,000 shares to be issued for this offering have been ordered from Interwest Transfer.

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

Date: November 10, 2010

/s/ Norman L. Frohreich

Norman L. Frohreich

President

Chief Executive Officer

Chief Financial Officer