Form 10-K
period 2010-12-31
FULLCIRCLE REGISTRY INC
filed 2011-04-15
CIK 1127993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

 X .

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

The aggregate market value of the voting stock of the registrant held by affiliates (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the registrant’s common stock) of the registrant as of December 31, 2010 was approximately 36,535,832 (36.06%) or $2,922,867. Certified free trading stock (float) as of June 30, 2010 was 36,851,089 or  (41.82%) shares compared to 88,104,659 total outstanding common shares. Certified free trading stock (float) as of December 31, 2010 is 38,591,341 or 38.09%.

The number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2010 was 101,316,138 Class A common shares, 10,000 Class A preferred shares, and 300,600 Class B preferred shares.  The outstanding common stock shares on March 31, 2011 was 102,65,343.  Certified free trading common shares (float) as of March 31, 2011 is 38,591,341 or 37.59%,.  Class A preferred shares is 10,000.

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

PART I

ITEM 1.  Description of Business.

History:

Our initial business began in 2000 with the formation of FullCircle Registry, Inc (“FullCircle” or the “Company”).  We were a technology-based business that provided emergency document and information retrieval services.  Our services included: providing customers with secure storage and immediate access to their critical medical records, legal documents (living wills, powers of attorney, “do not resuscitate” orders, etc.) and emergency contact information.  The system was designed to allow medical personnel to quickly obtain critical information.  We provided these services directly to subscribers and through strategic alliances with health care providers.

Our Current Business:

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

In March 2007 we retained the services of Norman L. Frohreich, a business consultant who specializes in assisting businesses improve profitability and assisting in turn-around projects. He has been retained to formulate and direct the growth of FullCircle Registry, Inc.

FullCircle Insurance Agency, Inc.

The FullCircle Insurance Agency, Inc. was founded in August 2008. Until adequate funding is available this company has been placed on hold.  The infrastructure has been designed and the company is currently negotiating and interviewing opportunities and individuals.

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

Once the agencies are acquired through our subsidiary, FullCircle Insurance Agency, Inc., we will begin the process of adding our products to their portfolios and services.  We are developing our plans and infrastructure.  Initial plans for our FullCircle wheel products and services that are in development are: Medicare Services, Prescription assistance, Estate Planning, Life Insurance, Health Insurance (Group and Individual), Auto and Home Insurance, and Medical Record Storage.  We have identified and engaged talent with expertise in all areas except Auto and Home Insurance.

Upon the completion of obtaining funds through our preferred share offering, we plan to proceed with the agency acquisitions.

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

AMPO and FullCircle began sharing the same offices in September 2006 when AMPO came into financial difficulties. FullCircle provided funding for the space, the phone lines, and the Utilities. When AMPO elected to cease operations they vacated our premises and AMPO as an entity was discontinued in 2007.  In 2007 AMPO II was dissolved and in return for the use of the FullCircle office space along with other unpaid expenses, AMPO II turned over all residual revenues and assets including its 68,000 customer database .We had access to all of the database, software, equipment and the records.

The database includes the names, addresses, and phone numbers of all of the customers of AMPO II.  In January 2009 the database was appraised with a value of $541,000 as of December 31, 2007. FullCircle paid $368,746 to acquire half of the stock in AMPO II and now holds all of the assets of AMPO II, a discontinued company. The company booked $368,746 and began to depreciation over time. See the Notes to the Financials beginning at page F-1 for more information.

It is planned to utilize the AMPO II database to be part of our prescription spoke in the FullCircle wheel of services in our new company, FullCircle Prescription Services, Inc. We have conducted a beta test of the 68,000 name database, which returned a good indication that the database was current.

FullCircle Prescription Services, Inc. has been established for the purpose of handling our new prescription services program. The company’s mission is to assist our customers to find medications at discounted rates world wide in our “Shop the World” program. FullCircle Prescription Services, Inc. will not dispense any medications.  We will be functioning only as a customer assistance program.  FullCircle Prescription Services, Inc. has begun minimal operations.

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

We are currently building the infrastructure. We must acquire funding from investment to enable us to begin our marketing phase of our FullCircleRx.com business plan.

We have entered into agreements with several independent contractors and independent agents to find the customers who are in need of assistance in reducing the cost of their medications.   The marketing assistance tools and further recruiting of additional agents are on hold pending funding from the offering of preferred shares.  Once the tools are available our agents are prepared to engage with their connections to provide sales for our prescription assistance.

FullCircle Entertainment, Inc.

In 2010 we established a new company, FullCircle Entertainment, Inc. for the purpose of acquiring movie theaters and other entertainment venues.

On December 31, 2010, we purchased Georgetown 14 a movie theater complex in Indianapolis, Indiana.

A summary of the Georgetown 14 acquisition follows:

•

The theatre purchase price was $5.5 million.

•

The appraised value was $7.85 million.

•

Assumed mortgage was  $5,047,841 with issuance of Company stock of worth $452,159.

•

24 employees.

•

This was an asset purchase only.  No liabilities other than the mortgage were assumed.

Our intention is to expand our movie operations and we are in negotiation to acquire additional movie theaters.

As a result of the Company’s movie theatre activities and conversion of certain notes payable to equity, FullCircle has a positive net worth of $531,824 as of December 31, 2010 compared to our negative net worth in 2009 of ($315,365), an improvement of $847,189 in 2010.

Other Business Ventures:

We also own other products and services that are currently inactive, as follows:

ENC “Emergency Notification Company”

Medical Records Storage

AskPhysician.com, Inc.

Spoken Data

MyClubCard

These products and services are currently on hold pending funding we hope to obtain through our preferred stock offering.

Employees:

The Company currently has 28 employees/officers.

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

On December 28, 2010, FullCircle Entertainment, Inc. acquired certain commercial property located at 3898 Lafayette Road, Indianapolis, Indiana 46224.  The property currently houses a 14 movie theatre complex, which is owned and operated by FullCircle Entertainment, Inc. and a grocery store, which is owned and operated by an independent third party, who has an existing lease with FullCircle Entertainment, Inc.

ITEM 3.  Legal Proceedings.

None.

ITEM 4.  Submission of Matters to a Vote of the Shareholders.

No matters were submitted to security holders to be voted upon during the year ended December 31, 2010.

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters.

	High	Low	Close
2011
First Quarter	0.10	0.032	0.04
April 12, 2011			0.052
March

2010
First Quarter	0.05	0.014	0.0465
Second Quarter	0.05	0.01	0.047
Third Quarter	0.05	0.0211	0.05
Fourth Quarter	0.10	0.0322	0.08

2009
First Quarter	0.04	0.02	0.035
Second Quarter	0.034	0.016	0.03
Third Quarter	0.05	0.02	0.03
Fourth Quarter	0.04	0.012	0.04

2008
First Quarter	0.05	0.02	0.05
Second Quarter	0.05	0.025	0.05
Third Quarter	0.05	0.016	0.025
Fourth Quarter	0.03	0.003	0.03

2007
First Quarter	0.02	0.009	0.017
Second Quarter	0.045	0.011	0.043
Third Quarter	0.08	0.03	0.06
Fourth Quarter	0.06	0.02	0.05

The above quotations are as reported at www.aolfinance.com. These quotations do not represent actual transactions.

Unregistered Sales of Equity Securities and Use of Proceeds:

Unless otherwise noted, the following shares were issued to accredited investors in a private transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

In March 2010 the Company issued 2,250,000 restricted shares for $90,000 cash for operations at .04 per share.

In March 2010 the Company issued 109,313 restricted shares in exchange for $3,279 accounts payable.

In June 2010 the Company issued 750,000 restricted shares for $30,000 cash for operations at .04 per share.

In June 2010 the Company issued 300,600 Class B Preferred shares in exchange for $300,600 notes payable.

In September 2010 the Company issued 500,000 restricted shares for $20,000 cash for operations at .04 per share.

In September 2010 the Company issued 2,500,000 restricted shares for $25,000 in management services.

In October 2010 the Company issued 500,000 restricted shares for $20,000 cash for operations at $.04 per share.

In December 2010 the Company issued 375,000 restricted shares for $15,000 cash for operations at $.04 per share.

In December 2010 the Company issued 4,814,891 restricted shares in exchange of $192,596 notes and accrued interest at $.04 per share.

In December 2010 the Company issued 4,521,588 restricted shares for the purchase of Georgetown 14 theater assets at the price of $452,159 at $.10 per share.

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

Results of Operations

Revenue:

Revenues during the twelve months ended December 31, 2010 were $1,283 with cost of sales of $95 yielding a gross profit of $1,188 compared to revenues of $9,524 with cost of sales of $351 yielding a gross profit of $9,173 for the same period in 2009.

Operating expenses and other costs during the twelve-month period ending December 31, 2010 were $276,101 resulting in an operating loss of $274,913 compared to the operating expenses of $158,821 for the twelve months ending December 31, 2009 with an operating loss of $149,648.

Interest expense for the twelve months ending December 31, 2010 was $24,243 resulting in a net loss from continuing operations of $298,438.  By comparison, interest expense for the twelve months ended December 31, 2009 was $39,219 resulting in a net loss from continuing operations of $188,867.

Late in 2007 and early 2008 insurance sales revenue began to come in as a result of our transition into the insurance business.  The accounting process, revenue recognition, cost of sales, gross profit and operating expenses will fluctuate as we continue to evolve as an insurance agency.  In late 2008 our insurance sales began to drop due to the impending economic situations.  In addition, our main insurance company, AIG, and several other insurance companies received substantial negative press and many individuals began delaying the purchase of insurance products.  In 2009, because of the lack of funding we put our insurance company activities on hold to preserve cash, which continued in 2010.

Revenues from FullCircle Prescription Services, Inc. are minimal because we are in the process of setting up that infrastructure and locating independent agents to offer our Rx services.  Those marketing efforts are also on hold because of the lack of funding.  We are not able to develop operational materials, brochures, mailings, training materials and additional web pages until funding is available from our preferred share offering.

Legal, Accounting, and Auditing Expenses:

The major portion of our 2009 operating expenses were the result of SEC compliance requirements for our 2008 10K, three 10Q filings, and the four amendments of the S-1 Preferred Share Offering.  In addition, in 2009, we expensed $55,312 for the amortization of our database, which was included in our total operating expenses.

During 2010 we incurred expenses of $97,428 in professional fees including auditing, database assessment, legal, accounting, IT services and web design fees.

Liquidity and Capital Resources:

As of December 31, 2010, the Company had assets in the amount of $5,731,840 compared to assets in the amount of $303,233 at December 31, 2009.  The Company had total assets principally consisting of $6,738 in cash, $10,000 note receivable, $5.5 million in property and equipment related to the acquired movie theatres and $215,102 investment in the 68,000 name database.  Total assets at December 31, 2009 consisted of $2,091 in cash and $301,142 investment in the customer database.

In the September quarter 2008, the company began depreciating our database on a 15-year amortization plan of expensing $6,146 per quarter. In the September quarter 2009, the company revised our database amortization schedule from 15 years to 5 years.  The expense with this amortization schedule is now $21,510 per quarter.

On December 31, 2010, the Company had $5,200,016 in total liabilities.  Current liabilities included $61,881 in accounts payable, $20,286 in accrued interest, $5,008 in accrued expenses, current note payable liabilities of $65,000 and current mortgage payable of $113,430.

By comparison on December 31, 2009, the Company had $618,598 in total liabilities. On December 31, 2009 liabilities included $62,067 in accounts payable, $85,675 in accrued interest, $2,292 in accrued expenses and $468,564 in current notes payable liabilities. Current notes payable included $65,000 in notes payable and $403,564 in notes payable to related parties.

Net cash used by operating activities for the twelve-month period ending December 31, 2010 was $160,353 compared to $120,240 used in the twelve-month period ending December 31, 2009.  During the twelve-month period ending December 31, 2010, $10,000 was used by investing activities and $228,564 was used in financing activities.  For the same period in 2009, $0 was used by investing activities and $100,000 was provided by financing activities.

During the twelve month period ended December 31, 2010, in an effort to secure additional operating capital and to pay down accounts payable and notes payable, the Company received $175,000 represented by eleven stock purchase agreements from stockholders of the Company.  This offering was issued in January 2010 by the board of directors at $.04 per share.

During the twelve month period ended December 31, 2009 in an effort to secure additional operating capital and to pay down accounts payable and notes payable, the Company borrowed $30,000 represented by promissory note agreements from major stockholders of the Company.  Each note, together with interest accrued thereon at the rate of two percent (2%) per annum, shall become due and payable in one lump sum on the anniversary of the note. The Notes were issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

On December 31, 2010 the company net worth was $531,824 as compared to a negative net worth of $315,365 on December 31, 2009.  This represented an improvement of $847,189 in 2010.

On December 31, 2010 we signed a note agreement for $5,047,841, for Georgetown 14, a theater that was purchased on that day by our FullCircle Entertainment, Inc., company.  Except as otherwise disclosed herein as of December 31, 2010, the Company had no other capital commitments.  We are currently focused on developing revenues from our entertainment division, our future insurance agency operations and our future prescription services operations, and reducing debt through converting notes payable to common stock when our common stock price provides a reasonable conversion ratio.  We may also seek funding from unencumbered securities purchases or from lenders offering favorable terms.  At this time, we have no contracts, agreements, or understandings for additional funding, nor can any assurance be given that we will be able to obtain this capital on acceptable terms, if at all.  In such an event, this may have a materially adverse effect on our business, operating results and financial condition.  If the need arises, we may offer a private placement or attempt to obtain funding through the use of various types of short term funding, loans or working capital financing arrangements from financial institutions and or shareholders. No assurance can be given that we will be able to obtain the total capital necessary to fund our new business plans.  In such an event, this may have a materially adverse effect on our business, operating results and financial condition.

Our prime focus is to offer preferred shares to bring in funding to develop the Company and move our business plan forward.

Factors That May Impact Future Results:

Our Form S-1 registration statement for the registration of 1,000,000 preferred shares was approved by the Securities and Exchange Commission in June 2010.  Upon making application to the state of Kentucky to register these preferred shares our application was rejected.   However, since that time the FullCircle balance sheet has significantly improved, it is our intention that we will re-file with the Commonwealth of Kentucky in early 2011.  Our ability to raise capital was severely impacted by the Kentucky decision.

At the time of this filing, we had insufficient cash reserves and receivables necessary to meet forecast operating requirements. In the event we are unsuccessful in our efforts to raise additional funds, we will be required to significantly reduce cash outflows and, possibly, discontinue our operations. We need to raise immediate capital to continue our operations and implement our plans to respond to competitive pressures or otherwise to respond to unanticipated requirements. Our failure to obtain immediate financing or inability to obtain financing on acceptable terms could require us to limit our plans, incur indebtedness that has high rates of interest or substantial restrictive covenants, issue equity securities that will dilute your holdings or discontinue all or a portion of our remaining operations.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The current expansion of the Company’s business demands that significant financial resources be raised to fund capital expenditures, working capital needs, debt service and the cash flow deficits expected to be generated over then next six months by operating losses.  Current cash balances and the realization of accounts receivable will not be sufficient to fund the Company’s current business plan beyond the next six months.  Consequently, the Company is pursuing funding with our common stock. Upon the state of Kentucky approving our request to issue preferred shares we will resume the process of locating investors for those shares.

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

ITEM 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

On December 28, 2010, FullCircle decided that it would not retain Chisholm, Bierwolf, Nilson & Morrill, LLC (“Chisholm”) as our independent registered public accounting firm for the fiscal year ending December 31, 2010. The change in accountants did not result from any dissatisfaction with the quality of professional services rendered by Chisholm. During the December 31, 2009 fiscal year, and in the subsequent interim period, there were no disagreements between Chisholm and FullCircle on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Chisholm, would have caused Chisholm to make reference to the subject matter of the disagreement in its reports on the consolidated financial statements for such years. There were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

FullCircle has engaged Rodefer Moss & Co. PLLC (“Rodefer”) as our new independent registered public accounting firm as of January 11, 2011. Rodefer's engagement commenced with the audit of our consolidated financial statements for the year ended December 31, 2010.

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

ii.

The foregoing material weaknesses identified in our disclosure controls and procedures were identified by our external consultants responsible for the preparation of our financial reporting package. The aforementioned material weaknesses did not impact our financial reporting or result in a material misstatement of our financial statements.  As of April 15, 2011 we have not taken action to correct the material weaknesses identified in our disclosure controls and procedures.

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

Conclusions

Based upon the Evaluation, our Chairman and Principal officer has concluded that as a result of material weaknesses described above our disclosure controls and procedures are not effective as of December 31, 2010, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

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

ITEM 10.  Management’s Report on Internal Control Over Financial Reporting.

Our internal controls over financial reporting are designed by, or under the supervision of, our Chief Executive Officer and Principal Accounting Officer, or persons performing similar functions, and affected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

In 2010 the Company engaged outside services to assist the company in all SEC reporting issues as well as assist in the process of acquisitions.

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2010, management, with the participation of our Chief Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act. Our Chief Executive Officer and Principal Accounting Officer have concluded that the design and operation of our internal controls and procedures are not effective as of December 31, 2010 for reasons identified in Item 9 above. For the year ended December 31, 2010, our management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” issued in 1992, to evaluate the effectiveness of our internal control over financial reporting and based upon that framework management has determined that our internal control over financial reporting is not effective.

Conclusions

Based upon the Evaluation, our Chairman and Principal officer has concluded that as a result of material weaknesses described above our disclosure controls and procedures are not effective as of December 31, 2010, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

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

PART III

ITEM 12.  Directors, Executive Officers, Promoters , Control Persons, and Management; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Since
Isaac Boutwell	78	Chairman of the Board	2002
David E.Allen	57	Director	2003
Norman Frohreich	68	Director, President, CEO/CFO	2007
Brion Tinsley	63	VP Operations FullCircle Registry	2008

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

Recent Hires

In January 2011 the company hired a new Office Manager to assist in the operations and the anticipated forthcoming acquisitions.  The following is a brief biography of our new Office Manager, Matthew Long:

Mr. Long graduated from Indiana University – Bloomington, Indiana, where he received his B.A. in Political Science in December of 2000. Long’s experience includes seven years of service in Kentucky State Government, where he last held the position of Park Business Manager at Cumberland Falls State Resort Park, Kentucky’s largest and most profitable tourist attraction. Long has a Finance & Accounting background and has held the position of Finance Director for one candidate for Kentucky State Governor & one candidate for Kentucky State Auditor.

Long served on the Advance Communications Team of Fred Thompson, former U.S. Senator from Tennessee during his 2008 Presidential Primary.  In addition, he served in the same capacity for John McCain, the 2008 Republican Nominee for President of the United States.

Before joining FullCircle Registry, Inc. he previously served as the Accounting Director at the Mohnsam Law Firm in Shelbyville, Kentucky. Long currently lives in Shelbyville, Kentucky and enjoys reading, hiking, sports and the outdoors.

Other individuals are assisting Mr. Frohreich on an as needed basis in a consulting capacity and not as officers or directors of the Company.

ITEM 13.  Executive Compensation.

Compensation of Directors:

None.

Compensation of Officers:

The following table lists the compensation received by our former and current officers over the last two years.

SUMMARY COMPENSATION TABLE

Summary Compensation Table for 2010 and 2009

Name	Position	Year	Salary	Stock	Other	Total

Isaac Boutwell	Chairman	2010	-	-	-	-
Dave Allen	Director	2010	-	-	-	-
Norman Frohreich (1)	Dir/CEO/CFO	2010	-	$ 20,000	-	$ 20,000
Brion Tinsley (2)	VP Operations FCPS	2010	-	$ 5,000	-	$ 5,000

Isaac Boutwell	Chairman	2009	-	-	-	-
Dave Allen	Director	2009	-	-	-	-
Norman Frohreich	Dir/CEO/CFO	2009	-	-	-	-
Brion Tinsley	VP Operations FCPS	2009	-	-	-	-

1. Norman Frohreich was compensated for services with shares.

2. Brion Tinsley was compensated for servoces with shares.

ITEM 14.  Security Ownership of Directors and Management.

The following table sets forth as of December 31, 2010 the name and shareholdings of each Director and Manager.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

		Number of Shares
Name and Address	Title of Class	Beneficially Owned	% of Shares

Isaac Boutwell (1)(3)
1815 Cann School Lane
East View, KY 42732	Common	13,927,063	13.75%

Norman Frohreich (1)(2)(4)
1014 Hidden Meadow Ln.
Middlebury, IN 46540	Common	8,328,965	8.22%

Brion Tinsley(2)
806 Bedfordshire Road
Louisville, Kentucky 40222	Common	1,123,397	1.11%

David E. Allen (1)
5350 Stiles Rd.
Howardstown, KY 40051	Common	102,967	0.10%

All Executive Officers,
and Directors as a group	Common	23,482,392	23.18%

(1) Director

(2) Officer

(3) Includes 390,000 shares attributable to Isaac Boutwell’s family members

(4) Includes 3,150,300 shares attributable to family members of Norman Frohreich.

ITEM 15.  Security Ownership of Shareholders in excess of 5%.

The following table sets forth as of December 31, 2010, the name and holdings of Shareholders with more than 5% of the outstanding shares.

		Number of Shares
Name and Address	Title of Class	Beneficially Owned	% of Shares

Isaac Boutwell (1)(2)(3)
1815 Cann School Lane
East View, KY 42732	Common	13,927,063	13.75%

Alec Stone (3)
830 Lawrence St.
Brandenburg, KY 40108	Common	9,136,298	9.02%

Norman Frohreich (1)(4)(5)
1014 Hidden Meadow Ln.
Middlebury, IN 46540	Common	8,328,965	8.22%

Robert M. Swan (3)
628 River Ridge Plaza
Brendenburg, Ky 40108	Common	5,143,505	5.08%

All as a group	Common	36,535,831	36.06%

(1) Director
(2) Includes 390,000 shares attributable to Isaac Boutwell’s family members
(3) Stockholder with over 5% of the outstanding shares
(4) Officer
(5) Includes 3,150,300 shares attributable to family members of Norman Frohreich

ITEM 16.  Certain Relationships and Related Transactions.

None

ITEM 17.  Exhibits.

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

ITEM 18.  Principal Accountant Fees and Services .

Accounting and Audit Fees:

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of FullCircle’s annual financial statement and review of financial statements included in FullCircle’s Form 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $31,390 for Chisholm for 2010.   A total of $37,913 for fiscal year ended 2009 was paid to Chisholm.

Audit-Related Fees:

There were $5,489 of audit-related fees for fiscal year 2010. There were no fees for other audit related services for fiscal year 2009.

Tax Fees:

There were no fees for tax compliance, tax advice and tax planning for the fiscal years 2010 and 2009.

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

Date:  April, 15, 2011

FullCircle Registry, Inc.

By:  /s/ Norman L. Frohreich

Norman L. Frohreich

President, Chief Executive Officer, and

Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  April 15,, 2011

By: /s/ Issac Boutwell

Isaac Boutwell

Director

Date:  April 15, 2011

By: /s/ David E. Allen

David E. Allen

Director

Date:   April 15, 2011

By: /s/ Norman L. Frohreich

Norman  L. Frohreich

President

Chief Executive Officer

Principal Accounting Officer

Director

FullCircle Registry, Inc.

Consolidated Financial Statements for the Period Ended

December 31, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

FullCircle Registry, Inc.

We have audited the accompanying consolidated balance sheets of FullCircle Registry, Inc. (a Nevada Corporation) as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the PCAOB (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FullCircle Registry, Inc. and subsidiaries at December 31, 2010, and the consolidated results of its operations and cash flows for the year then ended in conformity with, accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that FullCircle Registry, Inc. will continue as a going concern.  As discussed in Note 4 to the financial statements, FullCircle Registry, Inc. has suffered recurring losses from operations and has a net working capital deficiency that raises substantial doubt about the company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 4.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rodefer Moss & Co., PLLC

Rodefer Moss & Co., PLLC

New Albany, Indiana

April 15, 2011

FullCircle Registry, Inc.

Consolidated Balance Sheets

ASSETS	December 31,	December 31,
	2010	2009
		(See Note 11)
Current assets:
Cash	$6,738	$2,091
Notes receivable	10,000
Total Current Assets	16,738	2,091

Fixed Assets
Georgetown 14 Theatres	5,500,000	-
Other Fixed Assets
Computers and Equipment	82,928	82,928
Accumulated Depr - Fixed Assets	(82,928)	(82,928)
Total Other Fixed Assets	-	-

Total Fixed Assets	5,500,000	-
Other assets:
Customer database	215,102	301,142
Total other assets	215,102	301,142
Total assets	$5,731,840	$303,233

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$61,881	$62,067
Preferred Dividends Payable	3,006	-
Accrued interest	20,286	85,675
Payroll Liabilities	2,002	2,292
Notes payable	65,000	65,000
Current portion of mortgage payable	113,430	0
Notes payable related party	-	403,564
Total current liabilities	265,605	618,598

Long term liabilities:
Mortgage Payable	4,934,411	-
Total long term liabilities	4,934,411	-
Total liabilities	5,200,016	618,598
Stockholders' Equity (Deficit)
Preferred stock, authorized 10,000,000 shares
of $.001 par value
Preferred A, issued and outstanding is 10,000	10	10
Preferred B, issued and outstanding is
300,600 and -0- respectively	300	0
Common stock, authorized 200,000,000 shares
of $.001 par value, issued and outstanding
101,316,138 and 84,995,346 respectively	101,316	84,996
Additional paid-in capital	8,297,582	7,165,569

Accumulated deficit	(7,867,384)	(7,565,940)

Total Stockholders' Equity (Deficit)	531,824	(315,365)

Total liabilities and stockholders' equity (deficit)	$5,731,840	$303,233

The accompanying notes are an integral part of these consolidated financial statements

FullCircle Registry, Inc.

Consolidated Statements of Operations

	For the years
	Ended December 31,
	2010	2009
		(See Note 11)

Revenues	$1,283	$9,524

Cost of sales	95	351

Gross profit	1,188	9,173

Operating expenses

Selling, general & administrative	276,101	216,027

Gain on settlement of debt	0	(57,206)

Total operating expenses	276,101	158,821

Operating loss	(274,913)	(149,648)

Other income (expense)

Interest expense	(24,243)	(39,219)

Miscellaneous Income	718	-

Total other income (expense)	(23,525)	(39,219)

Net loss before income taxes	(298,438)	(188,867)

Income taxes	-	-

Net loss	$(298,438)	$(188,867)

Net basic and fully diluted loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	87,987,120	78,105,765

The accompanying notes are an integral part of these consolidated financial statements

FullCircle Registry, Inc.

Consolidated Statements of Cash Flows

	For the Years
	Ended December 31,
	2010	2009
		(See Note 11)
Cash flows from operating activities

Net loss	$(298,438)	$(188,867)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation & amortization	86,040	55,312
Stock issued for services	28,279	-
Gain on settlements of debt	-	(57,206)
Change in assets and liabilities
Increase (decrease) in accounts payable	(187)	34,204
Increase (decrease) in accrued interest	24,243	37,620
Increase (decrease) in accrued expenses	(290)	(1,303)
Net cash used by operating activities	(160,353)	(120,240)

Cash flows from investing activities
Advances to unrelated party	(10,000)	-

Net cash used by investing activities	(10,000)	-

Cash flows from financing activities
Proceeds from notes payable - related party	-	30,000
Payments for notes payable	(403,564)	-
Proceeds from sale of common shares stock	175,000	70,000
Net cash (used by) provided by financing activities	(228,564)	100,000

Net increase (decrease) in cash and cash equivalents	4,647	(20,240)

Cash and cash equivalents at beginning of period	2,091	22,331

Cash and cash equivalents at end of period	$6,738	$2,091

Supplemental cash flow information

Cash paid for:

Interest	$-	$1,600
Taxes	$-	$-

Non-cash transactions
Assumption of mortgage payable to purchase Georgetown 14	$5,047,841	$-
Stock issued for accounts payable and accrued interest	$-	$48,827
Stock issued to purchase Georgetown 14	$452,159	$-
Stock issued for notes payable and accrued interest	$493,196	$101,142
Stock issued for services	$28,279	$-
Accrued and unpaid dividend	$3,006	$-

The accompanying notes are an integral part of these consolidated financial statements

FullCircle Registry, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit) - (See Note 11)

	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2009	20,000	20	77,970,573	77,971	7,009,821	(7,377,073)	(289,261)

Stock issued for cash at .0315 per share	-	-	1,270,000	1,270	38,730	-	40,000

Stock issued for cash at .03 per share	-	-	666,668	667	19,333	-	20,000

Stock issued for the conversion of 10,000 preferred shares
at 50 shares common per one preferred Class A share	(10,000)	(10)	500,000	500	(490)	-	-

Stock issued for cash at .02 per share	-	-	500,000	500	9,500	-	10,000

Stock issued for accounts payable and accrued interest
at .02 per share	-	-	100,000	100	1,900	-	2,000

Stock issued for accounts payable at .02 per share	-	-	366,689	367	6,968	-	7,335

Stock issued for accounts payable at .02 per share	-	-	250,000	250	4,750	-	5,000

Stock issued for notes payable and accrued interest
at .02 per share	-	-	3,371,416	3,371	64,057	-	67,428

Gain on settlement of related party debt	-	-	-	-	11,000	-	11,000

Net Loss for the year ended December 31, 2009	-	-	-	-	-	(188,867)	(188,867)

Balance, January 1, 2010	10,000	10	84,995,346	84,996	7,165,569	(7,565,940)	(315,365)

Stock issued for cash at .04 per share	-	-	2,250,000	2,250	87,750	-	90,000

Stock issued for services at .03 per share	-	-	109,313	109	3,170	-	3,279

Stock issued for cash at .04 per share	-	-	750,000	750	29,250	-	30,000

Preferred stock issued for notes payable	300,600	300	-	-	300,300	-	300,600

Stock issued for cash at .04 per share	-	-	500,000	500	19,500	-	20,000

Stock issued for services at .01 per share	-	-	2,500,000	2,500	22,500	-	25,000

Stock issued for cash at .04 per share	-	-	875,000	875	34,125	-	35,000

Stock issued for notes payable and accrued interest at .04 per share	-	-	4,814,891	4,814	187,782	-	192,596

Stock issued for assets at .10 per share	-	-	4,521,588	4,522	447,637	-	452,159

Preferred stock dividend	-	-	-	-	-	(3,006)	(3,006)

Net Loss for the year ended December 31, 2010	-	-	-	-	-	(298,438)	(298,438)

Balance, December 31, 2010	310,600	$ 310	101,316,138	$101,316	$ 8,297,583	$ (7,867,384)	$ 531,825

The accompanying notes are an integral part of these consolidated financial statements

FullCircle Registry, Inc.

For Year Ending December 31, 2010 and December 31, 2009

Notes to Consolidated Financial Statements

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

a.  Organization

FullCircle Registry, Inc. (the Company), formerly Excel Publishing, Inc. (Excel) was incorporated on June 7, 2000 in the State of Nevada.  On April 10, 2002, the Company merged with FullCircle Registry, Inc., a private Delaware corporation (FullCircle).  Per the terms of the agreement, Excel agreed to deliver 12,000,000 shares of the Company’s common stock to the shareholders of FullCircle in exchange for 100% of FullCircle’s shares.  The merger was treated as a reverse merger with FullCircle being the accounting acquirer; therefore, all historical financial information prior to the acquisition date is that of FullCircle. Pursuant to the merger, the Company changed its name from Excel Publishing, Inc. to FullCircle Registry, Inc.

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

In 2008 the Company formed two new subsidiaries to begin to formulate the expansion of the new insurance business model and the growth of FullCircle Registry, Inc.  FullCircle Prescription Services, Inc. and FullCircle Insurance Agency, Inc. were formed in 2008.  The details of these companies and plans are identified in the section Item 1. Description of Business.

In 2010 the Company formed FullCircle Entertainment, Inc., for the purpose of acquiring entertainment venues, including Georgetown 14, a movie theater complex.

FullCircle Registry, Inc.

For Year Ending December 31, 2010 and December 31, 2009

Notes to Consolidated Financial Statements

b.  Accounting Method & Revenue Recognition

The following is a summary of the significant accounting policies followed in the preparation of the accompanying consolidated financial statements. On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“ASC” or “the Codification”), the single source of authoritative, nongovernmental U.S generally accepted accounting principles (GAAP), except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The new guidelines and numbering system prescribed by the Codification are used when referring to GAAP in this Form 10-K. As the Codification was not intended to change or alter existing GAAP, has not had any impact on the Company’s consolidated financial statements.

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

c.  Principles of Consolidation

For the years ended December 31, 2010 and 2009, the consolidated financial statements include the books and records of FullCircle Registry, Inc., FullCircle Entertainment, Inc., FullCircle Prescription Services, Inc. and FullCircle Insurance Agency, Inc. All inter-company transactions and accounts have been eliminated in the consolidation.

d.  Use of Estimates in the Preparation of Consolidated Financial Statements

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

e.  Fair value of financial instruments.

On January 1, 2008, the Company adopted FASB ASC 820-10-50, “Fair Value Measurements”. This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

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

FullCircle Registry, Inc.

For Year Ending December 31, 2010 and December 31, 2009

Notes to Consolidated Financial Statements

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of convertible notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2010 and 2009.

f.  Capital Structure

In accordance with ASC 505, “Equity,” the Company’s capital structure is as follows:

Preferred stock, authorized 10,000,000 shares of $.001 par value, Class A issued and outstanding is 10,000.  Class B issued and outstanding is 306,600.  Class A preferred shares have no voting rights.  Class B preferred shares have voting rights at 10 for 1 share.  There is no publicly traded market for our preferred shares.

Common stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding 101,316,138 on December 31, 2010 and 84,995,346 on December 31, 2009.  The common stock has one vote per share.  The common stock is traded on the OTCBB under the symbol FLCR.

The Company has not paid, nor declared, any dividends on common shares since its inception and does not intend to declare any such dividends in the foreseeable future. The Company's ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that the corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

At the time that our net worth became positive on December 31 the Board of Directors elected to pay dividends due for those notes that were convertible into preferred shares.  On December 31, 2010 we paid dividends of 2% to three convertible note holders in the amount of $6,558.  These dividends were paid in restricted common shares totaling 163,938 shares

g.  Property and Equipment

Property and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation of property and equipment is provided using the straight-line method over the respective useful lives ranging from 3-39 years.

h. Impairment of Long Lived Assets

 The Company assesses whether certain relevant factors limit the period over which acquired assets are expected to contribute directly or indirectly to future cash flows for amortization purposes. Under certain conditions the Company may assess the recoverability of the unamortized balance of its long-lived assets based on undiscounted expected future cash flows. Should the review indicate that the carrying value is not fully recoverable; the excess of the carrying value over the fair value of any intangible asset is recognized as an impairment loss.

i.  Earnings (Loss) Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the consolidated financial statements.

FullCircle Registry, Inc.

For Year Ending December 31, 2010 and December 31, 2009

Notes to Consolidated Financial Statements

FullCircle Registry, Inc.

Earnings (Loss) Per Share

Notes to Consolidated Financial Statements

	For the twelve Months
	Ended December 31,
	2010	2009

Net loss	$(298,439)	$(188,867)

Net basic and fully diluted loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	87,987,120	78,105,765

There are no outstanding common stock options and/or warrants.

j.  Provision for Income Taxes

Deferred tax assets and the valuation account are as follows:

	December 31, 2010	December 31, 2009

Deferred tax asset:
NOL carry forward	$2,635,651	$2,534,664

Valuation allowance	(2,635,651)	(2,534,664)

Total deferred tax asset:	$-	$-

The components of current income tax expense are as follows:

	2010	2009

Current federal tax expense	$-	$-

Current state tax expense	-	-

Change in NOL benefits	100,987	26,664

Change in valuation allowance	(100,987)	(26,664)

Income tax expense	$-	$-

The Company has adopted FASB ASC 740-10 to account for income taxes. The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards; an evaluation allowance has been made to the extent of any tax benefit that net-operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of $2,635,651 and $2,534,664 as of December 31, 2010 and December 31, 2009, respectively, which may be offset against future taxable income. These NOL carry-forwards begin to expire in the year 2020.   No tax benefit has been reported in the financial statements.

FullCircle Registry, Inc.

For Year Ending December 31, 2010 and December 31, 2009

Notes to Consolidated Financial Statements

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 2010 and 2009, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are for the years ended December 31, 2010, 2009 and 2008.

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

l. New Technical Pronouncements

In March 2008, the FASB issued FASB ASC 815-10 (Prior authoritative literature: SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”), which was effective January 1, 2009. FASB ASC 815-10 required enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, this standard requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. This standard is not currently applicable to the Company since we do not have derivative instruments or engage in hedging activity.

In May 2008, the FASB issued FASB ASC 944 (Prior authoritative literature: SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60"). FASB ASC 944 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement.  This standard was effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.   As such, the Company was required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009.  The adoption did not have any impact on the financial statements.

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

FullCircle Registry, Inc.

For Year Ending December 31, 2010 and December 31, 2009

Notes to Consolidated Financial Statements

In June 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature:  SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”) which amends the consolidation guidance applicable to a variable interest entity (“VIE”). This standard also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is therefore required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. Previously, the standard required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. This standard is effective for fiscal years beginning after November 15, 2009, and for interim periods within those fiscal years. Early adoption is prohibited. to the adoption did not have a material effect.

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

m.  Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the consolidated financial statements were issued and has determined that there are no such events that would have a material impact on the consolidated financial statements.

NOTE 2.  FORGIVENESS OF ACCOUNTS PAYABLE AND LEGAL SETTLEMENT

In March 2010 the company negotiated to exchange notes payable and accounts payable and interest for shares.  One accounts payable totaling $3,280 was exchanged for 109,313 restricted shares. In 2010 notes payable and accrued interest totaling $192,596 was exchanged for 4,814,891 restricted shares.   In 2010 notes payable of $300,600 was exchanged for 300,600 Class B Preferred Shares.

In 2009 the Company negotiated to exchange notes payable and accounts payable and interest for shares.  Three accounts payable and accrued interest totaling $48,827 were negotiated for 716,689 restricted shares of common stock.  Three notes payable and accrued interest totaling $101,142 were negotiated for 3,371,416 restricted shares of common stock.   We recorded a gain on settlement of debt of $57,206 in the statement of operations for the year ended December 31, 2009.  We also recorded a related party gain or settlement of debt in additional paid-in capital of $11,000 in 2009.

NOTE 3.  ACQUISITION

On December 31, 2010 our newly formed subsidiary FullCircle Entertainment, Inc., purchased Georgetown 14, a movie theater complex in Indianapolis, Indiana. The properties were acquired from a related party.  FullCircle Registry, Inc., issued 4,521,588 restricted shares valued at $452,159 for the purchase of this property.  The acquisition was an asset purchase that included the theater business but did not include any liabilities with the exception of the mortgage assumed related to the property. The purchase price components are as follows:

Common Stock	$452,159
Mortgage payable assumed	5,047,841
$5,500,000

The following represents the preliminary allocation of the purchase price for the acquired properties:

Land	$660,000
Facilities and equipment	4,840,000
$5,500,000

The Company will finalize the purchase price allocation in the first six months of 2011.

FullCircle Registry, Inc.

For Year Ending December 31, 2010 and December 31, 2009

Notes to Consolidated Financial Statements

Based on the effective date of the acquisition, the operating results of the Company do not reflect any activity related to the newly acquired business. The following table presents information about sales and net income had the operations of the acquired businesses been combined with the Company’s operations beginning January 1, 2010.  This information has not been adjusted to reflect any changes in the operations of these businesses since acquisition, such as integration of personnel, changes in trade practices, changes in operating processes, and changes in marketing and advertising programs.  Had any of these changes been implemented by former management of the businesses prior to acquisition, the results of operations might have been materially different from the results achieved and from the pro forma information presented below:

Net revenue	$1,205,00
Net loss	650,000

In management’s opinion, the unaudited pro forma results of operations are not indicative of the actual results that would have occurred had the acquisitions been completed at the beginning of 2010 or future results of the combined operations under the Company’s management.

NOTE 4.  GOING CONCERN

The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered recurring losses, negative working capital and is dependent upon raising capital to continue operations. The Company has incurred losses resulting in an accumulated deficit of $7,867,384 and $7,565,940 as of December 31, 2010 and December 31, 2009, respectively.

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  It is management’s plan to generate additional working capital by increasing revenue as a result of new sales and marketing initiatives and by raising additional capital from investors.

Management's plans with regards to these issues are as follows:

•

Expanding revenues by purchasing, or otherwise acquiring, independent businesses.

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

FullCircle Registry, Inc.

For Year Ending December 31, 2010 and December 31, 2009

Notes to Consolidated Financial Statements

NOTE 5.   NOTES PAYABLE

The Company's notes payable obligations, both related party and unrelated, are as follows:

	2010	2009

Notes payable related parties

Notes payable to various shareholders bears interest at 2%
per annum principal and interest due on December 31, 2010	$-	$150,000

Notes payable to various shareholders and officers bears
Interest at 10.0% per annum principal and interest due on demand	-	253,563

Total notes payable related parties current liabilities	-	403,563

Notes payable - other

Notes payable to various individuals bears Interest at 8.0% per annum	65,000	65,000
principal and interest due on demand

Total current liabilities - notes	65,000	468,563

Mortgage payable

Mortgage payable assumed in acquisition; interest payable a 6%
monthly payments of $34,435 through May 2013 with balloon
payment of $4,806,616; secured by underlying property	5,047,841	-

Total long-term liabilities - notes	5,047,841	-

Total liabilities notes	5,112,841	468,563

Current maturities	178,430	-

Long term debt	$4,934,411	$468,563

In June 2010 $150,000 in 2% notes were exchanged for Class B Preferred Shares.  In June 2010 $300,600 in 10% notes were converted into Class B Preferred Shares.

On December 31, 2010 $65,000 of our remaining notes are in default.

In December 2009 $40,000 in notes bearing interest at 12% and accrued interest were exchanged for restricted shares.  Also, in December 2009 a $25,000 note bearing 8% interest and accrued interest with a Director was exchanged for restricted shares.

Accrued interest on these notes as of December 31, 2010 and 2009 was $20,286 and $85, 675, respectively.

Future minimum principal payments on notes payable are as follows:

2011	$178,430
2012	120,426
2013	4,813,986

Total	$5,112,841

FullCircle Registry, Inc.

For Year Ending December 31, 2010 and December 31, 2009

Notes to Consolidated Financial Statements

NOTE 6. RELATED PARTY

The Company received advances from an officer during the 2009 year for operating needs. The balance of the notes payable to related parties was $403,564 as of December 31, 2009. These notes have been converted to equity in 2010 (see Note 5)  An Officer made $30,000 in loans to the Company during 2009 and a Director converted one note of  $25,000 to common restricted stock during the year ended December 31, 2009.

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

NOTE 8. INTANGIBLE ASSETS

The Company’s intangible assets consist primarily of the database containing the names, addresses, and phone numbers of approximately 68,000 customers for its use as part of its prescription oriented array of services. Amortization expense amounted to $86,040 and $55,312 for the years ended December 31, 2010 and 2009 respectively. Estimated future amortization of these intangibles is expected to consist of the following amounts for the twelve month periods ended on December 31:

12 Months Ending December 31,	Amount

2011	$86,040
2012	86,040
2013	43,022

NOTE 9. STOCKHOLDERS EQUITY

In March 2010 the Company issued 2,250,000 restricted shares for $90,000 cash for operations at .04 per share.

In March 2010 the Company issued 109,313 restricted shares in exchange for $3,279.39 accounts payable.

In June 2010 the Company issued 750,000 restricted shares for $30,000 cash for operations at .04 per share.

In June 2010 the Company issued 300,600 Class B Preferred shares in exchange for $300,600 notes payable.

In September 2010 the Company issued 500,000 restricted shares for $20,000 cash for operations at .04 per share.

In September 2010 the Company issued 2,500,000 restricted shares for $25,000 in management services.

In October 2010 the Company issued 500,000 restricted shares for $20,000 cash for operations at $.04 per share.

In December 2010 the Company issued 375,000 restricted shares for $15,000 cash for operations at $.04 per share.

In December 2010 the Company issued 4,814,891 restricted shares in exchange of $192,596 notes and accrued interest at $.04 per share.

In December 2010 the Company issued 4,521,588 restricted shares for the purchase of Georgetown 14 theater assets at the price of $452,158.80 at $.10 per share.

In May 2009 the Company issued 1,270,000 restricted shares for $40,000 cash for operations at .0315 per share.

In September 2009 the Company issued 666,668 restricted shares for $20,000 cash for operations at .03 per share.

FullCircle Registry, Inc.

For Year Ending December 31, 2010 and December 31, 2009

Notes to Consolidated Financial Statements

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

NOTE 10. SUBSEQUENT EVENTS

Subsequent to December 31, 2010 the Company issued the following shares for cash and services:

In March 2011 the Company issued 1,336,205 restricted shares for $53,448.20 in cash for operations at .04 per share.

NOTE 11. REQUEST BY COMPANY TO WAIVE CONSENT OF PREDECESSOR ACCOUNTANTS

The Company’s 2009 financial statements were audited by another independent registered public accounting firm (“predecessor auditors”) whose opinion dated April 14, 2010 contained an unqualified opinion and an explanatory paragraph regarding the uncertainty of whether the Company would continue as a going concern. The Company was just informed on April 13, 2011 that the predecessor auditors have been sanctioned by the Public Company Accounting Oversight Board. Further, the Company did not ascertain until April 14, 2011 that the predecessor auditors would be unable to consent to the use of its audit opinion in the Company’s Form 10-K for 2010. The Company has, as of the date of this filing, requested a waiver for the consent under Regulation C, Rule 437 with the CF-OCA of the SEC.