Form 10-K/A
period 2010-12-31
FULLCIRCLE REGISTRY INC
filed 2011-05-05
CIK 1127993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

The number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2010 was 101,316,138 Class A common shares, 10,000 Class A preferred shares, and 300,600 Class B preferred shares.  The outstanding common stock shares on March 31, 2011 was 102,65,343. Certified free trading common shares (float) as of March 31, 2011 is 38,591,341 or 37.59%, Class A preferred shares is 10,000.

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this Amendment) amends and restates the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was originally filed on April 15, 2011 (the Original Filing). The registrant here by amends and restates the Original Filing for the purposes of amending: Item 7 to include the issued opinion on the 2009 financial statements and remove footnote 11 to the financial statements which previously discussed the reasons for not including an opinion on the 2009 financial statements in the Original Filing; Item 8 to discuss the change in accountants related to the audit of the year ended December 31, 2009 resulting from the registration status of the predecessor firm being revoked by the Public Company Accounting Oversight Board (PCAOB) effective April 8, 2011 which prevented their ability to consent to the reissuance of their opinion on the 2009 financial statements; and Item 18 to include fees incurred in connection with the updated audit for 2009.

Except as described above, no other amendments have been made to the Original Filing. This Amendment does not reflect events after the filing of the Original Filing or modify or update any disclosures that may have been affected by subsequent events.

Table of Contents

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

The Company’s 2009 financial statements were audited by Chisholm (“predecessor auditors”) whose opinion dated April 14, 2010 contained an unqualified opinion and an explanatory paragraph regarding the uncertainty of whether the Company would continue as a going concern. The Company was informed on April 13, 2011 that the predecessor auditors have been sanctioned by the Public Company Accounting Oversight Board. Further, the Company did not ascertain until April 14, 2011 that the predecessor auditors would be unable to consent to the use of its audit opinion in the Company’s Form 10-K for 2010 as the PCAOB revoked the registration of the predecessor firm effective April 8, 2011. The Company requested a waiver for the consent under Regulation C, Rule 437 with the CF-OCA of the SEC which was denied. Accordingly, the Company engaged the services of Morrill & Associates, LLC on April 18, 2011 to reaudit the Company’s financial statements as of and for the year ended December 31, 2009.

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

ITEM 18.  Principal Accountant Fees and Services .

Accounting and Audit Fees:

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of FullCircle’s annual financial statement and review of financial statements included in FullCircle’s Form 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $31,390 for Chisholm for 2010.   A total of $37,913 for fiscal year ended 2009 was paid to Chisholm. We incurred fees of $3,000 related to the reaudit of the financial statements for the year ended December 31,  2009 which were to be paid to Morrill & Associates, LLC.

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

Date:  May 5, 2011

FullCircle Registry, Inc.

By:  /s/ Norman L. Frohreich

Norman L. Frohreich

President, Chief Executive Officer, and

Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  May 5, 2011

By: /s/ Issac Boutwell

Isaac Boutwell

Director

Date:  May 5, 2011

By: /s/ David E. Allen

David E. Allen

Director

Date:   May 5, 2011

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

New Albany, Indiana

April 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

FullCircle Registry, Inc.

We have audited the accompanying consolidated balance sheet of FullCircle Registry, Inc. as of December 31, 2009 and the related statement of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FullCircle Registry, Inc. as of December 31, 2009 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 4 to the financial statements, FullCircle Registry, Inc. has suffered recurring losses from operations and has a net capital deficiency which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in those matters are also described in Note 4.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Morrill & Associates

Morrill & Associates, LLC

Bountiful, Utah

April 29, 2011

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