Form 10-Q
period 2011-03-31
FULLCIRCLE REGISTRY INC
filed 2011-05-20
CIK 1127993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 102,652,343 Class A common shares and 10,000 Class A preferred shares, and 300,600 Class B shares as of May 20, 2011

FORM 10-Q

FULLCIRCLE REGISTRY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

In the opinion of management, the accompanying unaudited consolidated financial statements of FullCircle Registry, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X for the three month period ended March 31, 2011. The consolidated financial statements reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods.

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments, which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

FullCircle Registry, Inc.

Consolidated Balance Sheets

ASSETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
Current assets:
Cash	$48,489	$6,738
Notes receivable	10,000	10,000
Total Current Assets	58,489	16,738

Fixed Assets
Georgetown 14 Theater	5,500,000	5,500,000
Computers and Equipment	82,928	82,928
Accumulated Depr	(122,820)	(82,928)
Total Fixed Assets	5,460,108	5,500,000

Other assets:
Total Customer Data Base	193,592	215,102
Total assets	$5,712,189	$5,731,840

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$57,762	$61,881
Accrued expenses	15,723	2,002
Accrued interest	20,286	20,286
Preferred Dividends payable	4,509	3,006
Short term Notes payable	65,000	65,000
Current portion of mortgage payable	114,365	113,430
Total current liabilities	277,645	265,605

Long term liabilities
Mortgage payable	4,904,710	4,934,411
Total long term liabilities	4,904,710	4,934,411
Total Liabilities	5,182,355	5,200,016

Stockholders equity:

Preferred stock, authorized 10,000,000 shares
of $.001 par value
Preferred A, issued and outstanding is 10,000	10	10
Preferred B, issued and outstanding is 300,600	300	300
Common stock, authorized 200,000,000 shares
of $.001 par value, issued and outstanding
102,652,343 and 101,316,138 shares, respectively	102,653	101,316
Additional paid-in capital	8,349,694	8,297,582
Accumulated deficit	(7,922,823)	(7,867,384)
Total Stockholders' equity	529,834	531,824

Total liabilities and stockholders' deficit	$5,712,189	$5,731,840

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.

Consolidated Statements of Operations

(unaudited)

	For the Three Months
	Ended March 31,
	2011	2010

Revenues	$334,715	$121

Cost of sales	123,921	50

Gross profit	210,794	71

Operating expenses

Selling, general & administrative	184,310	67,093

Total operating expenses	184,310	67,093

Operating income (loss)	26,484	(67,022)

Other income (expense)

Interest expense	(80,420)	(8,318)

Miscellaneous Income	0.00	718

Total other income (expense)	(80,420)	(7,600)

Net loss before income taxes	(53,936)	(74,622)

Income taxes	-	-

Net loss	$(53,936)	$(74,622)

Net basic and fully diluted loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	101,642,765	85,319,638

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months
	Ended March 31,
	2011	2010
Cash flows from operating activities

Net loss	$(53,936)	$(74,622)

Adjustments to reconcile net loss to net cash Provided by (used in) operating activities
Depreciation & amortization	61,402	21,510
Stock issued for services	-	3,279
Change in assets and liabilities
Increase (decrease) in current portion of long term debt	935
Increase (decrease) in accounts payable	(4,119)	(28,163)
Increase (decrease) in accrued interest	-	8,318
Increase (decrease) in accrued expenses	13,721	110
Net cash provided by (used in) operating activities	18,003	(69,568)

Cash flows from investing activities
Net cash provided by investing activities	-	-

Cash flows from financing activities
Payments on mortgage payable	(29,700)
Proceeds from notes payable - related party	-	-
Proceeds from sale of stock	53,448	90,000
Net cash provided by financing activities	23,748	90,000

Net increase (decrease) in cash	41,751	20,432

Cash and cash equivalents at beginning of period	6,738	2,091

Cash and cash equivalents at end of period	$48,489	$22,523

Supplemental cash flow information

Cash paid for:

Interest	$-	$-
Taxes	$-	$-

Non-cash transactions
Stock issued for accounts payable and accrued interest	$-	$-
Stock issued for notes payable and accrued interest	$-	$-
Stock issued for services	$-	$3,279

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

The accompanying un-audited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2010, Annual Report on Form 10-K/A. Operating results for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

NOTE 2. GOING CONCERN.

The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered recurring losses, negative working capital and is dependent upon raising capital to continue operations. The Company has incurred losses resulting in an accumulated deficit of $7,922,823, and $7,867,384 as of March 31, 2011 and December 31, 2010, respectively.

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to generate additional working capital by increasing revenue as a result of new sales and marketing initiatives and by raising additional capital from investors.

Management's plans with regards to these issues are as follows:

•

Locating and merging with other profitable private companies where the owners of these businesses are seeking liquidity and exit plans.

•

Expanding revenues by purchasing, or otherwise acquiring, profitable private businesses.

•

Continued development of Georgetown 14, our first acquisition, to increase revenues and profitability.

•

Locating and purchasing additional theaters.

•

Expanding revenues by finding new customers who can benefit by utilizing the Company’s information retrieval service.

•

Using the 68,000 name prescription customer database to provide the foundation of the FullCircle Prescription Service, Inc. business.

•

Attracting contractors and agents to independently market our services and assist in our search for business candidates for acquisition.

•

Locating and working with new Company partners who will provide additional similar products.

•

Raising new investment capital, either in the form of equity or loans, sufficient to meet the Company's operating expenses until the revenues are sufficient to meet the Company’s operating expenses on an ongoing basis.

The Company cannot ascertain the eventual success of management's plans with any degree of certainty. No assurances can be given that the Company will be successful in raising immediate capital or that the Company will achieve profitability or positive cash flows.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described above. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3. STOCKHOLDERS’ EQUITY

During the three-month period ending March 31, 2011 the Company issued an aggregate amount of 1,336,205 restricted shares of the Company’s common stock for operating capital at .04 per share to accredited investors.

NOTE 4. SIGNIFICANT ACCOUNTING POLICIES

Effective July 1, 2009, in accordance with the provisions of GAAP the Company has revised its estimate of the useful life of the database asset from 15 years to 5 years from the date the assets were originally placed into service. According to GAAP this revised life is to be amortized prospectively over its remaining useful life and, therefore, has no impact on prior periods. The result substantially increases our G&A expenditures by $15,364 per quarter to $21,510 and increases our annual amortization by $61,456 to $86,040 per year.

Fair Value of Financial Instruments

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

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of convertible notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of March 31, 2011 and December 31, 2010.

Capital Structure

In accordance with ASC 505, “Equity,” the Company’s capital structure is as follows:

Preferred stock, authorized 10,000,000 shares of $.001 par value.   Class A issued and outstanding is 10,000. Class A preferred shares have no voting rights. Class B issued and outstanding is 300,600 shares.  The Class B shares have voting rights of 10 votes for 1 Preferred B share.  There is no publicly traded market for our preferred shares.

Common stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding 102,652,343 on May 20, 2011 and 101,316,138 on December 31, 2010. The common stock has one vote per share. The common stock is traded on the OTCBB under the symbol FLCR.

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

Class B Preferred shares have a 2% yield payable annually.

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

•

Attracting immediate financing;

•

Merging with or acquiring profitable private businesses.

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

In 2008 the new CEO Norman Frohreich developed plans to place FullCircle Registry, Inc. into a holding company and began developing new totally held Companies.  Since that time the Company has established FullCircle Prescription Services, Inc., FullCircle Insurance Agency, Inc., and FullCircle Entertainment, Inc.

The new mission is to merge with or acquire profitable businesses into our subsidiary companies that will continue on as separate businesses owned by FullCircle Registry, Inc.

Because of the unavailability of funds the Company has been forced to limit the expansion of the business model.  We have had to be extremely conservative about spending Company funds on marketing, salaries and other expenses until more funds are available.  The speed of expanding the business model depends principally upon the available capital to fund filing costs associated with the requirements of the SEC for us to acquire additional businesses.

The developments of all marketing expenditures, brochures, mailings, etc. have been discontinued for now because of the lack of capital. There may be some residual revenues from previous activities, but at this time the Company cannot move forward with the business plan until we receive additional funding. We have protected and preserved cash by eliminating all-unnecessary expenditures.

Our Corporate Information

Our principal executive offices are located at 161 Alpine Drive, Shelbyville, Kentucky, 40065, and our telephone number is (502) 410-4500. Our current website addresses are www.fullcircleregistry.com, www.fullcirclerx.com, and www.medshelp4U.com. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this report. Our websites will be revised and updated upon receipt of funds to reflect our new business model (see discussion under the heading “S-1 Application,” below).

SEC compliance and Regulations

The requirements for regulatory compliance continue to be difficult, and we are receiving new rules and changes on a monthly basis.  It is becoming most difficult for an emerging company to be able to afford all of the compliance costs.

Our next Form 10-Q filing for the June Quarter will require a completely new Edgar process that increases our filing expenses by $4,000 per year.  The old HTML format has been eliminated, and we are now required to file in a new XBRL format with all SEC documents.  The change is effective for all periods and all filings commencing in June 2011.

Our Business and Strategy

We have formed three new wholly-owned subsidiaries to begin the new business plan as specifically summarized below.

FullCircle Entertainment, Inc.

Our first acquisition, Georgetown 14, a theater complex in northern Indianapolis is currently exceeding our pro forma forecasts in the first quarter of operation under FullCircle ownership.

Typically the theater business has its most difficult quarter from January through March each year, as most patrons are recovering from the Christmas and Holiday season.  We had expected a loss of up to $50,000 for the first quarter of 2011, but ended the first quarter with a loss of approximately $9,000.  In fact, we experienced several cash flow positive weeks during the first quarter.

During the initial periods of the merger we continue to have higher than normal expenses, including increased auditing expenses and increased infrastructure restructuring expenses.  It is our expectations that Georgetown 14 will soon be able to provide positive cash flow.

Once we believe that we have completely absorbed Georgetown 14 and are running smoothly, we will then entertain the merger of another business.  We continue to evaluate potential mergers.

Our purchase of Georgetown 14 that we announced in an 8K early this year is summarized as follows:

a.

Purchase price was $5,500,000.

b.

Appraised value is $7,850,000.

c.

March 31, 2011 Mortgage payable was $5,019,075.

d.

Shares issued to owners for purchase were 4,521,588 at the rate of $.10 per share or $452,159.

e.

Expected Gross revenue for 2011 is expected to be more than $1,500,000.

The size of our property in Indianapolis is 6.869 acres or 295,367 square feet.  Our Georgetown 14 building is 61,233 square feet.  We believe that we have sufficient room to add a strip mall on our property and management will be researching the viability of that decision factoring in the occupancy rates in the immediate area.

During the first quarter of 2011 our revenues exceeded 2010 first quarter by 12% while Movieline International reported a first quarter U.S. and Canada Box office trends drop of 19% compared to last year.  The Georgetown 14 location area growth is proving to be an advantage for us.

FullCircle Insurance Agency, Inc.

We have formed the FullCircle Insurance Agency, Inc. to be our vehicle for our activity in the insurance business. At this time we have not begun operations since we are awaiting funding.

Independent Insurance Agency Acquisitions

It is our plan to acquire, or otherwise merge with, small insurance agencies with a five to ten-year exit plan, as well as offer shares of FullCircle Registry, Inc. to these agency owners to give them the ability to exit their business with the potential to meet or exceed the value of their business and participate financially in the growth of the Company.

The target model for an insurance agency acquisition is:

1.

Agency in a town with a population less than 40,000.

2.

Agency that has gross revenues of $50,000 to $150,000.

3.

Agency owner that is over the age of 55.

We believe that these smaller agencies are not targets for acquisition by larger companies, and, therefore, their individual owners have limited options for an exit strategy.

FullCircle Prescription Services, Inc.

FullCircle Prescription Services, Inc. has been established for the purpose of handling our prescription assistance program. We have, at very little expense, been contacting potential contractors and agents to help move the project forward but are limited as to how aggressive we can be given limited capital.

The www.fullcirclerx.com web page has been launched to begin the process of helping individuals find medications that are safe and that could potentially save up to 70% of the cost of medications.  Our launch with our additional web pages focusing on specific ailments has been delayed pending additional funding.

Summary of Current Status of Business Activity

The process to acquire funding for the development of our new business plans has been slow and difficult.  We walked into the recession in 2008 just at the time we were ready to launch the new plans.  Sourcing funds has been time consuming and currently takes up over fifty percent of the CEO’s time.  At some point, when our initial acquisitions begin to provide cash flow then and only then can management turn our efforts into running the Company.

During the last several years we have managed to move our stockholders’ equity from a negative $500,000 net worth to a positive $530,000 net worth at the end of the first quarter of 2011.  In addition, we have eliminated or paid down our debt burden that was in excess of $500,000.  Currently, our private investor installment debt burden for FullCircle Registry, Inc. is now down to $65,000.  Over the last four years we have enjoyed the support of several stockholders who have enabled us to continue to develop our business plans.

Again, management is interested in talking with existing stockholders for the purpose of acquiring working capital to maintain our development and to assure that we can soon become a profitable company.

We are continuing to work with our business partners in the development of our materials. Once funding is available we expect to announce these developments and then engage the personnel that are ready to work with these partners.

FullCircle Prescription Services, Inc. was informed that PinPay was ready and able to support the FullCircle Prescription Gift Card. Because of the lack of funding we were unable to begin the gift card program.   We are targeting the end of October 2011 to roll out the Christmas Gift Card, provided funds are available.

Risks Affecting Us

Our business is subject to numerous risks. We have a limited history of operations as an insurance agency and an owner of theaters, have a history of operating losses, and may not achieve or maintain profitability. We are dependent upon the sale of our products and services to generate a significant percentage of our revenue. The entertainment and insurance industries are highly competitive markets, and we will be competing against companies that have much longer operating histories, more established brands and greater resources than we do.

Employees, Contractors, Agents, and Agreements

The Company currently has twenty-seven employees and three independent contractors.

Results of Operations for the Three-Month Periods Ended March 31, 2011 and 2010.

Revenues during the three months ended March 31, 2011 were $334,715 with a cost of sales of $123,921 yielding a gross profit of $210,794 compared to  $121 in revenues for the same period in 2010 with a cost of sales of $50 yielding a gross profit of $71.  In the first quarter of 2011 we began realizing the revenues from our Georgetown 14 acquisition.

Operating expenses and selling, general and administrative costs during the current three-month period ended March 31, 2011 were $184,310 resulting in an operating income of $26,484 compared to operating expenses of $67,093 for the three months ended March 31, 2010 resulting in an operating loss of $67,022 in the same period in 2010.

Our office operating expenses have been much lower because we have continued to curtail our non-essential activities.

Interest expense for the three months ended March 31, 2011 was $80,420. Net loss for the period was $53,936, which was $20,686 less than the $74,622 net loss for the same period last year.

Our SEC compliance cost for auditors, accountants and attorneys continue to be the major part of our expenses.

The results of our acquisition of the Georgetown 14 theater are good.  The theater industry typically looses money during the first quarter because there are less new films released and many people are recovering from the expense of the holiday season at the end of the previous year.  Because of some transition costs we recorded a loss of approximately $9,000 in FullCircle Entertainment, Inc. for the first quarter which was less than our expected  $50,000 loss.

During the first quarter of 2011, our Georgetown 14 Theater produced over $330,000 in revenues, which was up 12% over the first quarter of 2010.

 Liquidity and Capital Resources

At March 31, 2011 the Company had total assets of $5,712,189 compared to $302,155 in the March quarter 2010, and $5,731,840 at December 31, 2010. The Company had total assets consisting of $48,489 in cash a $10,000 note receivable, $5,460,108 in fixed assets in Georgetown 14, and $193,592 in our customer database. Total assets at December 31, 2010 consisted of a note receivable of $10,000, $6,738 in cash, $215,102 in our customer database, and fixed assets of $5,500,000.

At March 31, 2011 the Company had $5,182,355 in total liabilities.  Total liabilities include $57,762 in accounts payable, $15,723 in accrued expenses, $20,286 in accrued interest, $4,509 in preferred dividends payable, $65,000 in notes payable, and $114,365 current portion of mortgage payable. Total liabilities at December 31, 2010 were $5,200,016, which was comprised of $61,881 in accounts payable, $20,286 in accrued interest, $2,002 in accrued expenses, $3,006 in preferred dividends payable, $65,000 in notes payable, and $113,430 current portion of mortgage payable.

Net cash provided by operating activities for the three months ended March 31, 2011 was $18,003 compared to net cash used by operating activities for the three months ended March 31, 2010 of $69,568. During the three months ended March 31, 2011, $0 was used for investments, and $23,748 was provided by financing activities. For the same period in 2010 $0 was used for investments and $90,000 was provided by financing activities.

As of March 31, 2011 we had capital commitments of a mortgage for $5,019,075 for Georgetown 14 Theater. We are currently focused on increasing revenues from our operations and reducing debt through notes payable to common stock. We may also seek funding from unencumbered securities purchases or from lenders offering favorable terms. No assurance can be given that we will be able to obtain the total capital necessary to fund our new business plans. In such an event, this may have a materially adverse effect on our business, operating results and financial condition.

We require additional capital to supplement our anticipated revenues and fund our continuing operations. We have relied upon advances from officers and shareholders and we have issued stock to finance our operations to this point.

FullCircle currently owes $65,000 in notes payable. Our auditors have expressed concern that the Company has experienced losses from operations and negative cash flows from operations since inception. We have negative working capital and a capital deficiency at March 31, 2011. These conditions raise substantial doubt about our ability to continue as a going concern.

Factors That May Impact Future Results

At the time of this report, we had insufficient cash reserves and receivables necessary to meet forecast operating requirements for FullCircle Registry, Inc.  Our subsidiary FullCircle Entertainment, Inc. is producing a positive cash flow.

In the event we are unsuccessful in our efforts to raise additional funds, we will be required to significantly reduce cash outflows and, possibly, discontinue our operations. We need to raise capital to continue to be SEC compliant.  Our failure to obtain financing, or inability to obtain financing on acceptable terms, could require us to limit our plans, incur indebtedness that has high rates of interest or substantial restrictive covenants, issue equity securities that will dilute your holdings, or discontinue all or a portion of our remaining operations.

The current expansion of the Company’s business demands that significant financial resources be raised to fund capital expenditures, working capital needs, and debt service.  Current cash balances and the realization of accounts receivable will not be sufficient to fund the Company’s current business plan for the next twelve months. Consequently, the Company is currently seeking convertible debt and/or additional equity financing in the aggregate amount of at least $700,000, to fund the Company’s expansion needs. Management is currently negotiating with existing shareholders and other accredited investors in order to obtain working capital necessary to meet current and future obligations and commitments.

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

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements may have required the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. On an ongoing basis, the Company evaluates estimates, including those related to bad debts, inventories, fixed assets, income taxes, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances; the results of which form the basis of the Company’s judgments on the carrying value of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

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

ii.

The foregoing material weaknesses identified in our disclosure controls and procedures were identified by our external consultants responsible for the preparation of our financial reporting package. The aforementioned material weaknesses did not impact our financial reporting or result in a material misstatement of our financial statements. As of May 20, 2011we have not taken action to correct the material weaknesses identified in our disclosure controls and procedures.

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

Conclusions

Based upon the Evaluation, our Chairman and Principal officer has concluded that as a result of material weaknesses described above our disclosure controls and procedures are not effective as of March 31, 2011, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

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

There are no pending legal proceedings.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unless otherwise noted, the following shares were issued to an accredited investor in a private transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

During the three-month period ending March 31, 2011, in an effort to secure additional operating capital, and to pay down accounts payable, the Company issued 1,336,205 restricted shares for $53,448 at .04 per share.

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

Date: May 20, 2011

/s/ Norman L. Frohreich

Norman L. Frohreich

President

Chief Executive Officer

Chief Financial Officer