Form 10-Q
period 2011-06-30
FULLCIRCLE REGISTRY INC
filed 2011-08-15
CIK 1127993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No      .

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

FORM 10-Q

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 104,652,343 Class A common shares certified by Interwest Transfer, and 10,000 Class A preferred shares, and 300,600 Class B shares as of August 9, 2011

FORM 10-Q

FULLCIRCLE REGISTRY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

In the opinion of management, the accompanying unaudited consolidated financial statements of FullCircle Registry, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X for the three month period ended June 30, 2011 and the six month period ended June 30, 2011. The consolidated financial statements reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods.

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments, which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

FullCircle Registry, Inc.

Consolidated Balance Sheets

ASSETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
Current assets:
Cash	$31,808	$6,738
Notes receivable	10,000	10,000
Prepaid Expenses	10,000	-
Total Current Assets	51,808	16,738

Fixed Assets
Georgetown 14 Theater (FCET property)	5,500,000	5,500,000
Computers and Equipment	82,928	82,928
Accumulated Depreciation	(162,712)	(82,928)
Total Fixed Assets	5,420,216	5,500,000

Other assets:
Total Customer Data Base after Amortization	172,082	215,102
Total assets	$5,644,106	$5,731,840

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$105,491	$61,881
Accrued expenses	-	2,002
Accrued interest	23,426	20,286
Preferred Dividends payable	6,012	3,006
Short term Notes payable	65,000	65,000
Note Payable - Related Party	41,055	-
Current portion of mortgage payable	116,084	113,430
Total current liabilities	357,068	265,605

Long term liabilities
Mortgage payable	4,874,627	4,934,411
Total long term liabilities	4,874,627	4,934,411
Total Liabilities	5,231,695	5,200,016

Stockholders equity:

Preferred stock, authorized 10,000,000 shares
of $.001 par value

Preferred A, issued and outstanding is 10,000	10	10
Preferred B, issued and outstanding is 300,600	300	300
Common stock, authorized 200,000,000 shares
of $.001 par value, issued and outstanding
102,777,343 and 101,316,138 shares, respectively	102,777	101,316

Additional paid-in capital	8,354,570	8,297,582
Accumulated deficit	(8,045,246)	(7,867,384)
Total Stockholders' equity	412,411	531,824

Total liabilities and stockholders' equity	$5,644,106	$5,731,840

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.

Consolidated Statements of Operations

(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30
	2011	2010	2011	2010

Revenues	$318,686	$382	$653,401	$504

Cost of sales	154,365	45	278,287	95

Gross profit	164,321	337	375,114	409

Operating expenses

Selling, general & administrative	207,162	59,438	391,471	126,511

Total operating expenses	207,162	59,438	391,471	126,511

Operating income (loss)	(42,841)	(59,101)	(16,357)	(126,102)

Other income (expense)

Interest expense	(78,079)	(8,318)	(158,499)	(16,657)

Miscellaneous Income	-	-	-	718

Total other income (expense)	(78,079)	(8,318)	(158,499)	(15,939)

Net loss before income taxes	(120,920)	(67,419)	(174,856)	(142,041)

Income taxes	-	-	-	-

Net loss	$(120,920)	$(67,419)	$(174,856)	$(142,041)

Net basic and fully diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	102,710,035	87,354,659	102,179,349	86,342,770

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months
	Ended June 30,
	2011	2010
Cash flows from operating activities

Net loss	$(174,856)	$(142,041)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation & amortization	122,804	43,020
Stock issued for services	-	3,279
Change in assets and liabilities
(Increase) decrease in prepaid expenses	(10,000)
Increase (decrease) in accounts payable	43,610	(8,987)
Increase (decrease) in accrued interest	3,140	16,636
Increase (decrease) in accrued expenses	(2,002)	(411)
Net cash used in operating activities	(17,304)	(88,504)

Cash flows from investing activities
Net cash provided by investing activities	-	-

Cash flows from financing activities
Loan to unrelated party	-	(10,000)
Payments on mortage payable	(57,130)	-
Proceeds from notes payable - related party	41,055	-
Proceeds from sale of common shares stock	58,449	120,000
Net cash provided by financing activities	42,374	110,000

Net increase in cash	25,070	21,496

Cash and cash equivalents at beginning of period	6,738	2,091

Cash and cash equivalents at end of period	$31,808	$23,587

Supplemental cash flow information

Cash paid for:

Interest	$155,359	$-
Taxes	$-	$-

Non-cash transactions
Unpaid dividends	$6,012	$-
Stock issued for accounts payable and accrued interest	$-	$-
Stock issued for notes payable and accrued interest	$-	$300,600
Stock issued for services	$-	$3,279

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.

Consolidated Statements of Stockholders’ Deficit

For the period ended June 30, 2011, March 31, 2011 and December 31, 2010

					Additional
	Preferred Stock		Common Stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit

Balance, January 1, 2010	10,000	10	84,995,346	84,996	7,165,569	(7,565,940)

Stock issued for cash at .04 per share	-	-	2,250,000	2,250	87,750	-

Stock issued for services at .03 per share	-	-	109,313	109	3,170	-

Stock issued for cash at .04 per share	-	-	750,000	750	29,250	-

Preferred stock issued for notes payable	300,600	300	-	-	300,300	-

Stock issued for cash at .04 per share	-	-	500,000	500	19,500	-

Stock issued for services at .01 per share	-	-	2,500,000	2,500	22,500	-

Stock issued for cash at .04 per share	-	-	875,000	875	34,125	-

Stock issued for notes payable and accrued interest at .04 per share	-	-	4,814,891	4,814	187,782	-

Stock issued for assets at .10 per share	-	-	4,521,588	4,522	447,637	-

Preferred stock dividend	-	-	-	-	-	(3,006)

Net Loss for the year ended December 31, 2010	-	-	-	-	-	(298,438)

Balance, December 31, 2010	310,600	$ 310	101,316,138	$ 101,316	$8,297,583	$ (7,867,384)

Stock issued for cash at .04 per share	-	-	1,336,205	1,336	52,112	-

Preferred stock dividend						(1,503)

Net Loss for the quarter ended March 31, 2011	-	-	-	-	-	(53,936)

Balance, March 31, 2010	310,600	$ 310	102,652,343	$ 102,652	$8,349,695	$ (7,922,823)

Stock issued for cash at .04 per share	-	-	125,000	125	4,875	-

Preferred stock dividend						(1,503)

Net Loss for the quarter ended June 30, 2011	-	-	-	-	-	(120,920)

Balance, June 30, 2010	310,600	$ 310	102,777,343	$ 102,777	$8,354,570	$ (8,045,246)

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

The accompanying un-audited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2010, Annual Report on Form 10-K/A. Operating results for the three and six months ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

NOTE 2. GOING CONCERN.

The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered recurring losses, negative working capital and is dependent upon raising capital to continue operations. The Company has incurred losses resulting in an accumulated deficit of $8,045,246, and $7,867,384 as of June 30, 2011 and December 31, 2010, respectively.

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

NOTE 3. STOCKHOLDERS’ EQUITY

During the three-month period ending June 30, 2011 the Company issued an aggregate amount of 125,000 restricted shares of the Company’s common stock for operating capital at .04 per share to accredited investors resulting in total shares issued during the six month period ended June 30, 2011 being 1,461,205 at $.04 per share for $58,449.

NOTE 4. SIGNIFICANT ACCOUNTING POLICIES

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

Common stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding 104,652,343 on August 9, 2011 and 101,316,138 on December 31, 2010. The common stock has one vote per share. The common stock is traded on the OTCBB under the symbol FLCR.

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

Note 5. SUBSEQUENT EVENTS

Subsequent to June 30, 2011, the Company issued 1,375,000 restricted shares for $55,000 at .04 per share in an effort to secure additional operating capital, and to pay down accounts payable.

On August 9 the Company issued 250,000 restricted shares for services at .04 per share to a Company employee.

On August 9 the Company issued 250,000 restricted shares for services at .05 per share to Richard Inza of RMJ Consulting with the following agreement.

On August 1, 2011, we engaged the services of Richard Inza of RMJ Consulting LLC of Maramar, Florida to share the story about FullCircle with their opt-in group of investors predominately in the eastern part of the country in an effort to increase the liquidity of our stock and to bring in additional investors, Our agreement is for six months and this is the beginning of the “Marketing FullCircle” (phase three) of our plans.  The intent of this arrangement is to expose our mission to potential investors to assist us in bringing in more capital as needed to ramp up our operations.  Once our daily liquidity improves and our share price begins to represent the real value of FullCircle then we should have more successes in acquiring the necessary funding for our plans.

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

In 2008 the new CEO Norman Frohreich developed plans to place FullCircle Registry, Inc. into a holding company and began developing new totally held Companies.  Since that time the Company has established FullCircle Prescription Services, Inc., FullCircle Insurance Agency, Inc., and FullCircle Entertainment, Inc.  Additional negotiations are on going to add Companies that will give FullCircle a wide range of business activities.

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

Our 10-Q filing for this June Quarter will require a completely new Edgar process that increases our filing expenses by $4,000 per year.  The old HTML format has been eliminated, and we are now required to file in a new XBRL format with all SEC documents. The change is effective for all periods and all filings commencing in June 2011.

Our Business and Strategy

We have formed three new wholly-owned subsidiaries to begin the new business plan as specifically summarized below.

FullCircle Entertainment, Inc.

Our first acquisition was property containing Georgetown 14, a theater complex in northern Indianapolis.  In addition the property contains A Save-A-Lot Grocery store, which is providing lease revenue of $34,185 per quarter.

Initially, we experienced positive cash flow from the acquisition. However, our revenues dropped because of construction taking place on Georgetown Road and Lafayette Boulevard, which are arteries necessary to enter the Georgetown theater property in the most recent period (April through June, ten lanes of traffic are often cut down to two lanes with flag persons.  Both streets are torn up and traffic has been directed around our business.  We expect that this construction will be completed in the fourth quarter and then business should be normal again.  In the meantime it has severely impacted our revenues.

Also, during the initial periods of the merger we continue to have higher than normal expenses, including increased auditing expenses and increased infrastructure-restructuring expenses.  It is our expectation that Georgetown 14 will soon be able to provide positive cash flow so that we can pursue our next acquisition.

Once we believe that we have completely absorbed Georgetown 14 and are running smoothly, we will then entertain the merger of another business.

Our purchase of Georgetown 14 that we announced in an 8K early this year is summarized as follows:

a.

Purchase price was $5,500,000.

b.

Appraised value is $7,850,000.

c.

June 30, 2011 Mortgage payable was $4,990,711.

d.

Shares issued to owners for purchase were 4,521,588 at the rate of $.10 per share or $452,159.

e.

Expected Gross revenue for 2011 is now expected to be more than $1,200,000 adjusted for the impact of the events noted above.

The size of our property in Indianapolis is 6.869 acres or 295,367 square feet.  Our Georgetown 14 building is 61,233 square feet.  We believe that we have sufficient room to add a strip mall or other businesses on our property. Management will be researching the viability of that decision factoring in the occupancy rates in the immediate area. We are energized to add more facilities such that the additional revenue coming from leased facilities lessens the burden of our mortgage.

During the first quarter of 2011 our revenues exceeded 2010 first quarter by 12% while Movieline International reported a first quarter U.S. and Canada Box office trends drop of 19% compared to last year.  During the second quarter our revenues dropped slightly below the June quarter 2010 because of the traffic congestion on both accesses to our theater because of street construction.

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

The www.fullcirclerx.com web page has been launched to begin the process of helping individuals find medications that are safe and that could potentially save up to 40% to 70% of the cost of medications.  Our launch with our additional web pages focusing on specific ailments has been delayed pending additional funding.

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

During the last several years we have managed to move our stockholders’ equity from a negative $500,000 net worth to a positive $412,411 net worth at the end of the second quarter of 2011.  In addition, we have eliminated or paid down our debt burden that was in excess of $500,000.  Currently, our outside private investor installment debt burden for FullCircle Registry, Inc. is now down to $65,000 along with notes payable to a related party amounting to $41,055.   Over the last four years we have enjoyed the support of several stockholders who have enabled us to continue to develop our business plans.

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

FullCircle Prescription Services, Inc. was informed that PinPay was ready and able to support the FullCircle Prescription Gift Card. Because of the lack of funding we were unable to begin the gift card program.   We are targeting the end of 2011 to roll out the Christmas Gift Card, provided funds are available.

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

Results of Operations for the Three-Month and Six-Month Periods Ended June 30, 2011 and 2010.

Revenues during the three months ended June 30, 2011 were $318,686 with a cost of sales of $154,365 yielding a gross profit of $164,321 compared to $382 in revenues for the same period in 2010 with cost of sales of $45 yielding a gross profit of $337 for the same period in 2010. Revenues during the six months ended June 30, 2011 were $653,401 with a cost of sales of $278,287 yielding a gross profit of $375,114 compared to $504 in revenues for the same period in 2010 with cost of sales of $95 yielding a gross profit of $409 for the same period in 2010. The increased amounts in 2011 compared to 2010 are the direct result of our theatre acquisition in late 2010.

Operating expenses and selling, general and administrative costs during the current three-month period were $207,162 resulting in an operating loss of $42,841 compared to operating expenses of $59,438 for the three months ended June 30, 2010 resulting in an operating loss of $59,101 in the same period in 2010. Operating expenses and selling, general and administrative costs during the current six-month period were $391,471 resulting in an operating loss of $16,357 compared to operating expenses of $126,511 for the six months ended June 30, 2010 resulting in an operating loss of $126,102 in the same period in 2010. Operating expenses for the six month period have increased because of the depreciation on our property in Indianapolis and additional operating expenses have occurred for SEC compliance.

Interest expense for the three months ended June 30, 2011 was $78,079 resulting in a net loss from continuing operations of $120,920. For the three months ended June 30, 2010 the Company had interest expense of $8,318 and recognized a net loss of $67,419. Interest expense for the six months ended June 30, 2011 was $158,499 resulting in a net loss from continuing operations of $174,856. For the six months ended June 30, 2010 the Company had interest expense of $16,657 and recognized a net loss of $142,041.  Interest expense for 2011 is higher because the Company is servicing debt of $4,990,711 as of June 30, 2011 with the purchase of the property in Indianapolis that contains our Georgetown 14 Theater.

Our office operating expenses have been much lower because we have continued to curtail our non-essential activities.

Our SEC compliance cost for auditors, accountants and attorneys continue to be the major part of our expenses.

We believe that the results of our acquisition of the Georgetown 14 theater are good.  Once we are able to eliminate our attendance problems because of the road construction we believe that Georgetown 14 will generate positive cash flow and become profitable.

Subsequent to the June quarter we added one more “silver screen” which allows us to bring in digital movies, which have the capability of showing 3D films.  We are currently sourcing additional financing to convert several more screens.  The movie companies will provide us with refunds sufficient to cover the cost of financing the screen conversions.

 Liquidity and Capital Resources

At June 30, 2011 the Company had total assets of $5,644,106 compared to $291,709 in the June quarter 2010, and $5,731,840 at December 31, 2010. The Company had total assets consisting of $31,808 in cash, a $10,000 note receivable, prepaid expenses of $10,000, $5,420,216 in fixed assets in Georgetown 14, and $172,082 in our customer database. Total assets at December 31, 2010 consisted of a note receivable of $10,000, $6,738 in cash, $215,102 in our customer database, and fixed assets of $5,500,000.

At June 30, 2011 the Company had $5,231,695 in total liabilities.  Total liabilities include $105,491 in accounts payable, $23,426 in accrued interest, $6,012 in preferred dividends payable, $65,000 in notes payable, $41,055 notes payable related party, $116,084 current portion of mortgage payable and the long term portion of the mortgage payable of $4,874,627. Total liabilities at December 31, 2010 were $5,200,016, which was comprised of $61,881 in accounts payable, $20,286 in accrued interest, $2,002 in accrued expenses, $3,006 in preferred dividends payable, $65,000 in notes payable, $113,430 current portion of mortgage payable and the long term portion of the mortgage payable of $4,934,411.

Net cash used by operating activities for the six months ended June 30, 2011 was $17,309 compared to net cash used by operating activities for the six months ended June 30, 2010 of $88,504. During the six months ended June 30, 2011, $0 was used for investments, and $42,374 was provided by financing activities. For the same period in 2010 $0 was used for investments and $110,000 was provided by financing activities.

As of June 30, 2011 we had capital commitments of a mortgage for $4,990,711 for Georgetown 14 Theater. We are currently focused on increasing revenues from our operations and reducing debt through notes payable to common stock. We may also seek funding from unencumbered securities purchases or from lenders offering favorable terms. No assurance can be given that we will be able to obtain the total capital necessary to fund our new business plans. In such an event, this may have a materially adverse effect on our business, operating results and financial condition.

We require additional capital to supplement our anticipated revenues and fund our continuing operations. We have relied upon advances from officers and shareholders and we have issued stock to finance our operations to this point.

FullCircle currently owes $65,000 in notes payable and $41,055 notes payable to a related party. Our auditors have expressed concern that the Company has experienced losses from operations and negative cash flows from operations since inception. We have negative working capital and a capital deficiency at June 30, 2011. These conditions raise substantial doubt about our ability to continue as a going concern.

However, the Company’s financial position has improved over the last six months such that now, for the first time since inception, we have a positive stockholders’ equity of $412,411.  As we continue to locate profitable companies where the owners need exit plans we expect that our stockholders’ equity will continue to improve.

Factors That May Impact Future Results

At the time of this report, we had insufficient cash reserves and receivables necessary to meet forecast operating requirements for FullCircle Registry, Inc.  It is our believe that our subsidiary FullCircle Entertainment, Inc. will be providing a positive cash flow once the street construction is completed..

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

ii.

The foregoing material weaknesses identified in our disclosure controls and procedures were identified by our external consultants responsible for the preparation of our financial reporting package. The aforementioned material weaknesses did not impact our financial reporting or result in a material misstatement of our financial statements. As of August 9, 2011we have not taken action to correct the material weaknesses identified in our disclosure controls and procedures.

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

Conclusions

Based upon the Evaluation, our Chairman and Principal officer has concluded that as a result of material weaknesses described above our disclosure controls and procedures are not effective as of June 30, 2011, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

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

During the three-month period ending March 31, 2011, in an effort to secure additional operating capital, and to pay down accounts payable, the Company issued 1,336,205 restricted shares for $53,449 at .04 per share.

During the three-month period ending June 30, 2011, in an effort to secure additional operating capital, and to pay down accounts payable, the Company issued 125,000 restricted shares for $5,000 at .04 per share.

Subsequent to June 30, 2011, the Company issued 1,375,000 restricted shares for $55,000 at .04 per share in an effort to secure additional operating capital, and to pay down accounts payable.

On August 9 the Company issued 250,000 restricted shares for services at .04 per share to a Company employee.

On August 9 the Company issued 250,000 restricted shares for services at .05 per share to Richard Inza of RMJ Consulting.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. EXHIBITS

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

Date: August 15, 2011

/s/ Norman L. Frohreich

Norman L. Frohreich

President

Chief Executive Officer

Chief Financial Officer