Form 10-Q
period 2011-09-30
FULLCIRCLE REGISTRY INC
filed 2011-11-14
CIK 1127993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

No

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

 FORM 10-Q

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 107,953,725 Class A common shares certified by Interwest Transfer, and 10,000 Class A preferred shares, and 300,600 Class B shares as of November 2, 2011

FORM 10-Q

FULLCIRCLE REGISTRY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

In the opinion of management, the accompanying unaudited consolidated financial statements of FullCircle Registry, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X for the three month periods ended September 30, 2011 and 2010 and the nine month periods ended September 30, 2011 and 2010. The consolidated financial statements reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods.

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments, which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

FullCircle Registry, Inc.

Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)
Current assets:
Cash	$16,310	$6,738
Notes receivable	10,000	10,000
Prepaid Expenses	5,000	-
Total Current Assets	31,310	16,738

Fixed Assets
Georgetown 14 Theater (FCET property)	5,500,000	5,500,000
Computers and Equipment	82,928	82,928
Accumulated Depreciation	(202,604)	(82,928)
Total Fixed Assets	5,380,324	5,500,000

Other assets:
Total Customer Data Base after Amortization	150,572	215,102
Total assets	$5,562,206	$5,731,840

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$66,458	$61,881
Accrued expenses	1,916	2,002
Accrued interest	26,580	20,286
Preferred Dividends payable	7,527	3,006
Short term Notes payable	65,000	65,000
Note Payable - Related Party	76,626	-
Current portion of mortgage payable	117,843	113,430
Total current liabilities	361,950	265,605

Long term liabilities
Mortgage payable	4,844,900	4,934,411
Total long term liabilities	4,844,900	4,934,411
Total Liabilities	5,206,850	5,200,016

Stockholders equity:
Preferred stock, authorized 10,000,000 shares of $.001 par value Preferred A, issued and outstanding is 10,000	10	10
Preferred B, issued and outstanding is 300,600	300	300
Common stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding 107,953,725 and 101,316,138 shares, respectively	107,953	101,316
Additional paid-in capital	8,498,949	8,297,582
Accumulated deficit	(8,251,856)	(7,867,384)
Total Stockholders' equity	355,356	531,824

Total liabilities and stockholders' equity	$5,562,206	$5,731,840

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.

Consolidated Statements of Operations

(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

Revenues	$331,661	$424	$985,062	$928

Cost of sales	165,071	65	443,358	160

Gross profit	166,590	359	541,704	768

Operating expenses

Selling, general & administrative	293,195	73,213	684,667	199,744

Total operating expenses	293,195	73,213	684,667	199,744

Operating income (loss)	(126,605)	(72,854)	(142,963)	(198,976)

Other income (expense)

Interest expense	(78,490)	(3,929)	(236,988)	(20,565)

Miscellaneous Income	-	-	-	718

Total other income (expense)	(78,490)	(3,929)	(236,988)	(19,847)

Net loss before income taxes	(205,095)	(76,783)	(379,951)	(218,823)

Income taxes	-	-	-	-

Net loss	$(205,095)	$(76,783)	$(379,951)	$(218,823)

Net basic and fully diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	104,774,626	88,104,659	103,053,948	86,936,520

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months
	Ended September 30,
	2011	2010
Cash flows from operating activities

Net loss	$(379,951)	$(218,823)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation & amortization	184,206	64,530
Stock issued for services	49,555	28,279
Change in assets and liabilities
(Increase) decrease in prepaid expenses	(5,000)	-
Increase (decrease) in accounts payable	4,578	(17,439)
Increase (decrease) in accrued interest	6,294	20,565
Increase (decrease) in accrued expenses	(86)	(1,087)
Net cash used in operating activities	(140,404)	(123,975)

Cash flows from investing activities
Net cash provided by investing activities	-	-

Cash flows from financing activities
Loan to unrelated party	-	(10,000)
Payments on mortgage payable	(85,098)	-
Proceeds from notes payable - related party	76,626	-
Proceeds from sale of common shares stock	158,448	140,000
Net cash provided by financing activities	149,976	130,000

Net increase in cash	9,572	6,025

Cash and cash equivalents at beginning of period	6,738	2,091

Cash and cash equivalents at end of period	$16,310	$8,116

Supplemental cash flow information

Cash paid for:

Interest	230,694	-
Taxes	-	-

Non-cash transactions
Unpaid dividends	$7,527	$-
Stock issued for accounts payable and accrued interest	$7,055	$-
Stock issued for notes payable and accrued interest	$-	$300,600
Stock issued for services	$49,555	$28,279

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

The accompanying un-audited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2010, Annual Report on Form 10-K/A. Operating results for the three and nine months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

NOTE 2. GOING CONCERN.

The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered recurring losses, negative working capital and is dependent upon raising capital to continue operations. The Company has incurred losses resulting in an accumulated deficit of $8,251,856, and $7,867,384 as of September 30, 2011 and December 31, 2010, respectively.

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

•

Continued development of Georgetown 14, located in Indianapolis, Indiana, our first acquisition, to increase revenues and profitability.

•

Completing due diligence with regard to the potential acquisition of the Movie Palace, located in Elizabethtown, Kentucky.

•

Locating and purchasing additional theaters.

•

Begin the acquisition process of Independent Insurance Agencies.

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

NOTE 3. STOCKHOLDERS’ EQUITY

During the three-month period ending September 30, 2011 the Company issued an aggregate amount of 2,500,000 restricted shares of the Company’s common stock for operating capital at .04 per share to accredited investors.  During the September Quarter the Company issued an aggregate amount of 2,000,000 restricted shares of the Company’s common stock for services at .01 per share.  Also, during the three-month period ending September 30, 2011 the Company issued 250,000 restricted shares of the Company’s common stock for services at .05 per share.  And, during the three-month period ending September 30, 2011 the Company issued an aggregate amount of 426,382 restricted shares of the Company’s common stock for services at .04 per share, resulting in total shares issued during the nine month period ended September 30, 2011 being 6,637,587 restricted shares.

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

Common stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding 107,953,725 on October 18, 2011 and 101,316,138 on December 31, 2010. The common stock has one vote per share. The common stock is traded on the OTCBB under the symbol FLCR.

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

NOTE 5 RELATED STOCKHOLDER DEBT

During the nine month period the Company entered into notes for operating capital with a related stockholder.

NOTE 6. SUBSEQUENT EVENTS

Subsequent to September 30, 2011, the Company issued demand promissory notes bearing interest at the rate of 10% per annum to existing stockholders in the aggregate amount of $96,000 for operating capital for FullCircle Entertainment, Inc.  Until such time as the notes are repaid in full, the stockholders have the option at any time to convert the balance due under the notes into class A common stock of the Company. The purpose of this funding is to provide funds to Georgetown 14 operations during the road construction of Lafayette Road and Georgetown Road which provide access to the theater.

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

The new mission is to merge with or acquire profitable businesses into our subsidiary companies that will continue on as separate businesses owned by FullCircle Registry, Inc.  The driving force of this business model is to provide exit plans for smaller business owners that are generating profits.  Many business owners have developed excellent businesses and now when it becomes time to retire, because of the economy and the lack of bank lending, they cannot sell their businesses.  Our goal is to provide this exit plan for them and convert the equity in their businesses into shares of FullCircle Registry’s stock where liquidity can occur.

Because of the unavailability of funds the Company has been forced to limit the expansion of the business model.  We have had to be extremely conservative about spending Company funds on marketing, salaries and other expenses until more funds are available.  The speed of expanding the business model depends principally upon the available capital to fund filing costs associated with the requirements of the SEC for us to acquire additional businesses.  The existing economy has made it very difficult to obtain investment funding.

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

Public reporting companies are now required to file electronically with the SEC in both XBRL and HTML formats. The quarter ended June 30, 2011 was the first quarter in which the Company was required to make this filing. Our Form 10-Q filing for the June Quarter was filed on time in both formats. It is the Company’s understanding that we will be required to file our reports in both the HTML and XBRL formats for a period of two years, after which the only required format will be the XBRL format.  The additional cost of filing in XBRL format for the first year is $4,000.

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

Initially, we experienced positive cash flow from the acquisition. However, our revenues dropped because of construction taking place on Georgetown Road and Lafayette Boulevard, which are arteries necessary to enter the Georgetown theater property in the most recent period (April through September,) ten lanes of traffic are often cut down during the day and evening to two lanes with flag persons.  Both streets are torn up and traffic has been directed around our business.  Some of the paving has now been completed but the two exits off of Interstate 65 are still a serious issue for our access.  We expect that this construction will be completed in mid November and then  business should begin to pick up again.  In the meantime it has severely impacted our revenues.

To assure the stability of FullCircle Entertainment, Inc., during the construction problems in Indianapolis, three existing stockholders have provided in the aggregate $96,000 at 10% interest rate per annum for operating capital for Georgetown 14 after the close of the September quarter in October, 2011.

Also, during the initial periods of the merger we continued to have higher than normal expenses, including increased auditing expenses and increased infrastructure-restructuring expenses.  It is our expectation that Georgetown 14 will soon be able to provide a positive cash flow again.

Our purchase of Georgetown 14 that we announced in an 8K early this year is summarized as follows:

a.

Purchase price was $5,500,000.

b.

Appraised value is $7,850,000.

c.

September 30, 2011 Mortgage payable was $4,884,900.

d.

Shares issued to owners for purchase were 4,521,588 at the rate of $.10 per share or $452,159.

e.

Expected Gross revenue for 2011 is now expected to be more than $1,300,000 adjusted for the impact of the events noted above.

The size of our property in Indianapolis is 6.869 acres or 295,367 square feet.  Our Georgetown 14 building is 61,233 square feet.  We believe that we have sufficient room to add other businesses on our property. Management is researching the viability of that decision factoring in the occupancy rates in the immediate area. We are energized to add more facilities such that the additional revenue coming from leased facilities lessens the burden of our mortgage.

During the first quarter of 2011 our revenues exceeded 2010 first quarter by 12% while Movieline International reported a first quarter U.S. and Canada Box office trends drop of 19% compared to last year.  During the second quarter our revenues dropped slightly below the June quarter 2010 because of the traffic congestion on both accesses to our theater because of street construction.

We believe that we have developed the proper infrastructure to continue on our acquisition process in the FullCircle Entertainment, Inc.  In September we issued an Form 8-K and a Press Release disclosing the non-binding Letter of Intent that has been signed by the Company to acquire our second theater which is the Movie Palace in Elizabethtown, Kentucky.  We are currently involved in the necessary due diligence with that potential acquisition.  As soon as the audit and the appraisals are complete the company will make a final determination on the acquisition.

Our revenues have increased this year and that trend is expected to continue.  Our expenses have been larger predominately due to the increased SEC compliance costs and the cost of absorbing Georgetown 14.

FullCircle Insurance Agency, Inc.

We have formed the FullCircle Insurance Agency, Inc. to be our vehicle for our activity in the insurance business. At this time we have not begun operations since we are awaiting funding. The Company has been negotiating for funding for over a year.  Several funding companies have come forward with proposals for the needed funding but the cost and terms have not been acceptable.

Independent Insurance Agency Acquisitions

It is our plan to acquire, or otherwise merge with, small insurance agencies with a three to five-year exit plan, as well as offer shares of FullCircle Registry, Inc. to these agency owners to give them the ability to exit their business with the potential to meet or exceed the value of their business and participate financially in the growth of the Company.

The target model for an insurance agency acquisition is:

1.

Agency in a town with a population less than 40,000.

2.

Agency that has gross revenues of $70,000 to $300,000.

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

Summary of Current Status of Business Activity

The process to acquire funding for the development of our new business plans has been slow and difficult because of current economic conditions.  We walked into the recession in 2008 just at the time we were ready to launch the new plans.  Sourcing funds has been time consuming and currently takes up over fifty percent of the CEO’s time.  At some point, when our initial acquisitions begin to provide cash flow then and only then can management turn our efforts into further expansion of the Company.

During the last several years we have managed to move our stockholders’ equity from a negative $500,000 net worth to a positive $355,356 net worth at the end of the third quarter of 2011. Currently, our outside private non-related investor debt burden for FullCircle Registry, Inc. is now down to $65,000 along with notes payable to a related party amounting to $76,626.   Over the last four years we have enjoyed the support of several stockholders who have enabled us to continue to develop our business plans.

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

FullCircle Prescription Services, Inc. was informed that PinPay was ready and able to support the FullCircle Prescription Gift Card. Because of the lack of funding we have been unable to begin the gift card program.

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

Results of Operations for the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010.

Revenues during the three months ended September 30, 2011 were $331,661 with a cost of sales of $165,071 yielding a gross profit of $166,590 compared to $424 in revenues for the same period in 2010 with cost of sales of $65 yielding a gross profit of $359 for the same period in 2010. Revenues during the nine months ended September 30, 2011 were $985,062 with a cost of sales of $443,358 yielding a gross profit of $541,704 compared to $928 in revenues for the same period in 2010 with cost of sales of $160 yielding a gross profit of $768 for the same period in 2010. The increased amounts in 2011 compared to 2010 are the direct result of our theatre acquisition in late 2010.

Operating expenses and selling, general and administrative costs during the current three-month period were $293,195 resulting in an operating loss of $126,605 compared to operating expenses of $73,213 for the three months ended September 30, 2010 resulting in an operating loss of $72,854 in the same period in 2010. Operating expenses and selling, general and administrative costs during the current nine-month period were $684,667 resulting in an operating loss of $142,963 compared to operating expenses of $199,744 for the nine months ended September 30, 2010 resulting in an operating loss of $198,796 in the same period in 2010. Operating expenses for the nine-month period have increased because of the depreciation on our property in Indianapolis and additional operating expenses have occurred for SEC compliance.

Interest expense for the three months ended September 30, 2011 was $78,490 resulting in a net loss from continuing operations of $205,095. For the three months ended September 30, 2010 the Company had interest expense of $3,929 and recognized a net loss of $76,783. Interest expense for the nine months ended September 30, 2011 was $236,988 resulting in a net loss from continuing operations of $379,951. For the nine months ended September 30, 2010 the Company had interest expense of $20,565 and recognized a net loss of $218,823.  Interest expense for 2011 is higher because the Company is servicing debt of $4,844,900 as of September 30, 2011 with the purchase of the property in Indianapolis that contains our Georgetown 14 Theater.

Our office operating expenses have been much lower because we have continued to curtail our non-essential activities.  By design, most operating expenses and interest expenses will be part of our subsidiaries expenses.  FullCircle Registry, Inc.’s operating expenses consists predominately of the cost of accounting, auditing, and legal services for SEC compliance.

Our SEC compliance cost for auditors, accountants and attorneys continue to be the major part of our expenses.

We believe that the results of our acquisition of the Georgetown 14 Theater are good.  Once we are able to eliminate our attendance problems because of the road construction we believe that Georgetown 14 will generate positive cash flow.

Subsequent to the September quarter we added one more “silver screen” which allows us to bring in digital movies, which have the capability of showing 3D films.  We are currently sourcing additional financing to convert several more screens.  The movie companies will provide us with refunds sufficient to cover the cost of financing the screen conversions.

Liquidity and Capital Resources

At September 30, 2011 the Company had total assets of $5,562,206 compared to $254,728 on September 30, 2010, and $5,731,840 at December 31, 2010. On September 30,2011 the Company had total assets consisting of $16,310 in cash, a $10,000 note receivable, prepaid expenses of $5,000, $5,380,324 in fixed assets in Georgetown 14, and $150,572 in our customer database. Total assets at December 31, 2010 consisted of a note receivable of $10,000, $6,738 in cash, $215,102 in our customer database, and fixed assets of $5,500,000.

At September 30, 2011 the Company had $5,206,850 in total liabilities.  Total liabilities include $66,458 in accounts payable, $26,580 in accrued interest, $1,916 in accrued expenses, $7,527 in preferred dividends payable, $65,000 in notes payable, $76,626 notes payable related party, $117,843 current portion of mortgage payable and the long term portion of the mortgage payable of $4,844,900. Total liabilities at December 31, 2010 were $5,200,016, which was comprised of $61,881 in accounts payable, $20,286 in accrued interest, $2,002 in accrued expenses, $3,006 in preferred dividends payable, $65,000 in notes payable, $113,430 current portion of mortgage payable and the long term portion of the mortgage payable of $4,934,411.

Net cash used by operating activities for the nine months ended September 30, 2011 was $140,404 compared to net cash used by operating activities for the nine months ended September 30, 2010 of $123,975. During the nine months ended September 30, 2011, $0 was used for investments, and $149,976 was provided by financing activities. For the same period in 2010 $0 was used for investments and $130,000 was provided by financing activities.

As of September 30, 2011 we had commitments of a mortgage for $4,844,940 for the property containing the Georgetown 14 Theater. We are currently focused on increasing revenues from our operations and reducing debt through notes payable to common stock. We may also seek funding from unencumbered securities purchases or from lenders offering favorable terms. No assurance can be given that we will be able to obtain the total capital necessary to fund our new business plans. In such an event, this may have a materially adverse effect on our business, operating results and financial condition.

We require additional capital to supplement our anticipated revenues and fund our continuing operations. We have relied upon advances from officers and shareholders and we have issued stock to finance our operations to this point.

FullCircle currently owes $65,000 in notes payable and $76,626 notes payable to a related party. Our auditors have expressed concern that the Company has experienced losses from operations and negative cash flows from operations since inception. We have negative working capital and a capital deficiency at September 30, 2011. These conditions raise substantial doubt about our ability to continue as a going concern.

However, the Company’s financial position has improved over the last nine months such that now in 2011, we have a positive stockholders’ equity of $355,356.  As we continue to locate profitable companies where the owners need exit plans we expect that our stockholders’ equity will continue to improve.

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

ii.

The foregoing material weaknesses identified in our disclosure controls and procedures were identified by our external consultants responsible for the preparation of our financial reporting package. The aforementioned material weaknesses did not impact our financial reporting or result in a material misstatement of our financial statements. As of November 2, 2011we have not taken action to correct the material weaknesses identified in our disclosure controls and procedures.

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

Conclusions

Based upon the Evaluation, our Chairman and Principal officer has concluded that as a result of material weaknesses described above our disclosure controls and procedures are not effective as of September 30, 2011, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

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

During the three-month period ending September 30, 2011, in an effort to secure additional operating capital, and to pay down accounts payable, the Company issued  2,500,000 restricted shares for $149,555.26 at .04 per share.

During the three-month period ending September 30, 2011 the Company issued 2,000,000 restricted shares for services at .01 per share to the CEO.

During the three-month period ending September 30, 2011 the Company issued 250,000 restricted shares for services at .04 per share to a company employee.

During the three-month period ending September 30, 2011 the Company issued 176,382 restricted shares to pay down accounts payable at .04 per share.

During the three-month period ending September 30, 2011 the Company issued 250,000 restricted shares for services at .05 per share to Richard Inza of RMJ Consulting.

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

Date: November 9, 2011

/s/ Norman L. Frohreich

Norman L. Frohreich

President

Chief Executive Officer

Chief Financial Officer