Form 10-K
period 2011-12-31
FULLCIRCLE REGISTRY INC
filed 2012-04-12
CIK 1127993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

 X .

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

(None)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

(None)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes      . or No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes      .or No  X .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X . or No      .

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

The aggregate market value of the voting stock of the registrant held by non-affiliates (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the registrant’s common stock) of the registrant as of June 30, 2011 was approximately $5,324,057

The number of shares outstanding of the issuer's Common Stock, as of December 31, 2011 was 110,130,620.

PART I

ITEM 1.  Business.

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

Our Current Business:

Our current business plan involves the acquisition of small profitable businesses.  FullCircle Registry, Inc. has become a holding company with currently three subsidiaries.  They are FullCircle Entertainment, Inc., FullCircle Insurance Agency, Inc. and FullCircle Prescription Services, Inc.  Target companies are those in search of exit plans for the owners and are intended to continue autonomous operations as current ownership is phased out over a period of 3-5 years.

FullCircle Entertainment, Inc.

In 2010 we established a new company, FullCircle Entertainment, Inc. for the purpose of acquiring movie theaters and other entertainment venues.

On December 31, 2010, we purchased Georgetown 14 a movie theater complex in Indianapolis, Indiana.

A summary of the Georgetown 14 acquisition follows:

•

The 8-acre property purchase price was $5.5 million.

•

The appraised value was $7.85 million.

•

Assumed mortgage was $5,047,841 with issuance of Company stock valued at $452,159.

•

24 employees.

•

This was an asset purchase only.  No liabilities other than the mortgage were assumed.

Our intention is to expand our movie operations and we are regularly in negotiations to acquire additional movie theaters.

As a result of the Company’s movie theatre activities and conversion of certain notes payable to equity, FullCircle Registry, Inc. has a positive net worth of $223,795 as of December 31, 2011.

In 2011 the Georgetown 14 theater revenues were impacted by major street construction in the area.  Our access six-lane street was at times reduced to one lane and the two exits of a major interstate were also under construction.  At times we experienced a reduction of attendance of up to 50%.  In late December 2011 the construction was completed and in January 2012 our attendance and revenues returned to pre-construction levels.

Additional acquisitions were suspended until the Georgetown 14 complex returns to profitability.  It is expected that our acquisition efforts of additional properties will occur after the March 2012 quarter is completed.

In January 2012 we received approval for $790,000 in loan funding to convert our remaining 12 screens at Georgetown 14 to digital from 35mm projection reels.  The digital conversion brings a crisper view with the new silver screens and allows the exhibition of 3D movies on all screens.  Two of our screens had been previously converted.

The screens were installed in late January 2012 and Georgetown 14 was fully operational with digital projection on February 1, 2012.

FullCircle Insurance Agency, Inc.

The FullCircle Insurance Agency, Inc. was founded in August 2008. Until adequate funding is available, any operations of this company have been placed on hold.  The infrastructure has been designed and we are currently negotiating and interviewing opportunities and individuals.

Currently we have three major focus directions for this company.

1.

Provide exit plans for existing rural insurance agencies.

2.

Provide a one-stop shop for all insurance products with the addition of new products.

3.

Estate planning assistance and consulting services with attorneys.

Our target acquisition candidates will be:

1.

An agency in a town with a population less than 50,000.

2.

A profitable agency that has gross revenues of $50,000 to $250,000.

3.

An agency owner that is over the age of 55.

Once the agencies are acquired through our subsidiary, FullCircle Insurance Agency, Inc., we will begin the process of adding products to their portfolios and services.  Independent licensed insurance agents will service the agencies with the new products. Specialiced agents will be engaged on a commissioned consulting basis.  Our plans and infrastructure are developed and are ready for implementation.  Some examples of our initial plans for our products and services are: Medicare Services, Prescription Assistance, Estate Planning, Life Insurance, Health Insurance (Group and Individual), Auto and Home Insurance, Prescription Services and Medical Record Storage.

Upon the completion of obtaining funds we plan to proceed with the agency acquisitions.

FullCircle Prescription Services, Inc.

In 2007, we acquired the assets of AMPO II, Inc. (“AMPO II”), a Kentucky corporation, including its 68,000 customer database.  We own all of the database, software, equipment and the records.

We plan to utilize the database to be part of our prescription spoke in the FullCircle wheel of services.  We have conducted a beta test of the 68,000 name database, which returned a good indication that the database was current.

FullCircle Prescription Services, Inc. was established for the purpose of handling our new prescription services program. The company’s mission is to assist our customers to find medications at discounted rates world wide in our “Shop the World” program. FullCircle Prescription Services, Inc. will not dispense any medications nor handle any prescriptions. We will be functioning only as a customer assistance program.  FullCircle Prescription Services, Inc. has begun minimal operations.

Our web pages:  www.fullcircleRx.com and www.medshelp4U.com have been launched and are operational. Our customers can Shop the World and subscribe to our services online.

FullCircle Prescription Services, Inc. has one full-time Officer and our Office Manager who are available for incoming calls. We expect to be retaining additional call center employees once the call traffic increases.  Our other officers are currently assisting on an as needed, part-time basis.

We are currently building the marketing programs we must acquire to enable us to begin the marketing phase of our FullCircleRx.com business plan.

We have entered into agreements with several independent contractors and independent agents to find the customers who are in need of assistance in reducing the cost of their medications.   The marketing assistance tools and further recruiting of additional agents are on hold pending further funding from the offering of preferred shares.  Once the tools are available our agents are prepared to engage with their connections to provide sales for our prescription assistance.

Our customers are serviced by Canada Drugs the largest mail order pharmacy in Canada.  Our Shop the World shopping cart takes our customers directly into Canada Drugs where prescriptions are priced from several FDA approved manufactures around the world.  All prescriptions are priced on a daily basis to allow our customers to shop for the best pricing.  By law in Canada, a licensed pharmacist reviews and approves each and every prescription.

Competition:

The motion picture exhibition industry is fragmented and highly competitive. Our theaters compete against regional and independent operators as well as the larger theatre circuit operators.

Our operations are subject to varying degrees of competition with respect to film licensing, attracting customers, and obtaining new theatre sites. In those areas where real estate is readily available, there are few barriers preventing competing companies from opening theatres near one of our existing theatres, which may have a material adverse effect on our theatres. Demographic changes and competitive pressures can also lead to a theatre location becoming impaired.

In addition to competition with other motion picture exhibitors, our theatres face competition from a number of alternative motion picture exhibition delivery systems, such as cable television, satellite and pay-per-view services and home video systems. The expansion of such delivery systems could have a material adverse effect upon our business and results of operations. We also compete for the public’s leisure time and disposable income with all forms of entertainment, including sporting events, concerts, live theatre and restaurants.

Employees:

FullCircle Registry, Inc., and subsidiaries currently have 28 employees/officers. We have never experienced employment-related work stoppages and consider that we maintain good relations with our personnel.

ITEM 1A Risk Factors

As a “smaller reporting company” we are not required to respond to this item.

ITEM 1B Unresolved Staff Comments

As a “smaller reporting company” we are not required to respond to this item.

ITEM 2. Properties

Our principal executive offices are located at 161 Alpine Drive, Shelbyville, KY 40065. Our telephone number is 502-410-4500.  The facility consists of approximately 1,200 square feet of office space, leased for $750 per month.  Our original lease expired on September 15, 2007 and, due to high vacancies in the area, we have elected to maintain a verbal month-to-month agreement.

On December 28, 2010, We acquired certain commercial property located at 3898 Lafayette Road, Indianapolis, Indiana 46224.  The property currently houses a 14 movie theatre complex, which is owned and operated by us and a grocery store, which is owned and operated by an independent third party, who has an existing lease with us.

ITEM 3.  Legal Proceedings.

We are not currently subject to any material pending legal proceedings.

ITEM 4. Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the OTC Bulletin Board, or OTCBB, under the trading symbol FLCR.

The following table sets forth, for the periods indicated, the high and low closing prices as reported by OTCBB for our common stock for fiscal years 2010 and 2011 and the first quarter of 2012. The OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low	Close
2012
1/1/2012 to 4/5/2012	0.10	0.03	0.06

2011
First Quarter	0.10	0.032	0.04
Second Quarter	0.068	0.025	0.068
Third Quarter	0.07	0.07	0.07
Fourth Quarter	0.06	0.06	0.06

2010
First Quarter	0.05	0.014	0.0465
Second Quarter	0.05	0.01	0.047
Third Quarter	0.05	0.0211	0.05
Fourth Quarter	0.10	0.0322	0.08

We have never declared or paid any cash dividends on our common stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. The payment of dividends, if any, in the future is within the discretion of our Board of Directors and will depend on our earnings, capital requirements and financial condition and other relevant facts. We currently intend to retain all future earnings, if any, to finance the development and growth of our business.

The number of record holders of our common stock at March 23, 2012 was approximately 640.

Unregistered Sales of Equity Securities and Use of Proceeds:

Unless otherwise noted, the following shares were issued to accredited investors in private transactions exempt under Section 4(20 of the Securities Act of 1933, as amended, or Rule 506 of Regulation D promulgated thereunder

In March 2011 the Company issued 1,336,205 restricted shares for $53,448.20 cash for operations at .04 per share.

In May 2011 the Company issued 125,000 restricted shares for $5,000 cash for operations at .04 per share.

In August 2011 the Company issued 250,000  restricted shares for $12,500 for services at .05  per share.

In August 2011 the Company issued 426,382 restricted shares for $17,055.26 for services at .04 per share.

In August 2011 the Company issued 2,500,000 restricted shares for $100,000 cash for operations at .04 per share.

In August 2011 the Company issued 2,000,000 restricted shares for $20,000 services at .01 per share.

In December 2011 the Company issued 500,000 restricted shares for $20,000 cash for operations at .04 per share.

In December 2011 the Company issued 1,176,895 restricted shares for $35,305.85 in exchange for a note and accrued interest at .03 per share.

In December 2011 the Company issued 500,000 restricted shares for $5,000 cash for services at .01 per share.

Defaults Upon Senior Securities.

None

ITEM 6. Selected Financial Data

As a “smaller reporting company” we are not required to respond to this item.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

New Business plan and new direction

In recent years we reorganized into three holding companies, for our entertainment, insurance agency and prescription operations.   In 2010 we purchased our first property in Indianapolis, Indiana that contains the Georgetown 14 Theater.  Revenues for 2011 for FullCircle Registry, Inc. were predominately from those operations.  FullCircle Insurance Agency, Inc. and FullCircle Prescriptions, Inc. are currently awaiting funding to begin operations.

Results of Operations

Revenue:

Revenues during the twelve months ended December 31, 2011 were $1,288,330 with cost of sales of $616,484 yielding a gross profit of $671,846 compared to revenues of $1,283 with cost of sales of $95 yielding a gross profit of $1,188 for the same period in 2010.

Operating expenses and other costs during the twelve-month period ending December 31, 2011 were $929,244 resulting in an operating loss of $257,398 compared to the operating expenses of $276,101 resulting in an operating loss of $274,913 for the twelve months ending December 31, 2010.

Interest expense for the twelve months ending December 31, 2011 was $312,904 resulting in a net loss from continuing operations of $570,302.  By comparison, interest expense for the twelve months ended December 31, 2010 was $24,243 resulting in a net loss from continuing operations of $298,438.

In 2011 we began to experience revenues from our acquisition in Indianapolis.  Our 2012 revenues are expected to be significantly higher because the road construction was completed in December 2011.  Additional revenues may also occur in 2012 from anticipated acquisitions.

Revenues from FullCircle Prescription Services, Inc. are minimal because those marketing efforts are on hold because of the lack of funding.  We are not able to develop operational materials, brochures, mailings, training materials and additional web pages until additional capital is available.

Legal, Accounting, and Auditing Expenses:

A large portion of our 2011 operating expenses were the result of SEC compliance requirements for our 2011 10K and three 10Q SEC filings.  In addition, in 2011, we expensed $86,040 for the amortization of our database, and $161,786 was expensed for the depreciation of our Georgetown 14 property, which was included in our total operating expenses.

During 2010 we incurred expenses of $79,182 in professional fees including auditing, database assessment, legal, accounting, IT services and web design fees.

Liquidity and Capital Resources:

As of December 31, 2011, the Company had assets in the amount of $5,579,290 compared to assets in the amount of $5,731,840 at December 31, 2010.  The Company had total assets principally consisting of $19,731 in cash, $10,000 note receivable, $5,881 accounts receivable, $5,414,616 in property and equipment related to the acquired movie theatre and $129,062 investment in the 68,000 name database.  Total assets at December 31, 2010 consisted of $6,738 in cash, a $10,000 note receivable,  $215,102 investment in the customer database and $5,500,000 in property and equipment.

In the September quarter 2008, the company began depreciating our database on a 15-year amortization plan of expensing $6,146 per quarter. In the September quarter 2009, the company revised our database amortization schedule from 15 years to 5 years.  The expense with this amortization schedule is now $21,510 per quarter.

On December 31, 2011, the Company had $5,355,495 in total liabilities.  Current liabilities included $98,490 in accounts payable, $32,924 in accrued interest, $1,656 in accrued expenses, $62,893 property tax accrual, $9,043 preferred dividends  payable, current note payable of $40,000, $172,626 notes payable – related party, current mortgage payable of $128,186 and long term mortgage payable of $4,809,677.

By comparison on December 31, 2010, the Company had $5,200,016 in total liabilities. On December 31, 2010 current liabilities included $61,881 in accounts payable, $20,286 in accrued interest, $2,002 in accrued expenses, $3,006 preferred dividends payable, $65,000 in current notes payable, $113,430 current mortgage payable and long term mortgage payable of $4,934,411.

Net cash used by operating activities for the twelve-month period ending December 31, 2011 was $162,007 compared to $160,353 used in the twelve-month period ending December 31, 2010.  During the twelve-month periods ending December 31, 2011 and 2010, $175,000 was provided by financing activities.

During the twelve month period ended December 31, 2011, in an effort to secure additional operating capital and to pay down accounts payable and notes payable, the Company received $213,754 represented by stock purchase agreements from stockholders of the Company.  An offering of 3,750,000 shares was issued in December 2010 by the board of directors at a price of $.04 per share.  The board of directors authorized an additional offering of 2,500,000 shares on August 18, 2011 at a price of $.04 per share for working capital.  In addition, in an effort to secure additional capital to cover operations at our Georgetown 14 Theater, we borrowed $172,626, represented by promissory note agreements from some of our major stockholders.  In November 2011 we discharged a $25,000 note by issuance of 833,334 restricted shares at $.03 per share. The Notes were issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

During the twelve month period ended December 31, 2010 in an effort to secure additional operating capital and to pay down accounts payable and notes payable, the Company sold 4,375,000 restricted shares for $175,000 at $.04 per share.

On December 31, 2011 our net worth was $223,795 as compared to a net worth of $531,824 on December 31, 2010.

On December 31, 2010 we purchased property containing the Georgetown 14 theater complex, for a note in the amount of $5,047,841. Except as otherwise disclosed herein as of December 31, 2011, the Company had no other capital commitments.  We are currently focused on developing revenues from our entertainment division, our future insurance agency operations and our future prescription services operations, and reducing debt through converting notes payable to common stock when our common stock price provides a reasonable conversion ratio.  At this time, we have no contracts, agreements, or understandings for additional funding, nor can any assurance be given that we will be able to obtain this capital on acceptable terms, if at all.  In such an event, this may have a materially adverse effect on our business, operating results and financial condition.  If the need arises, we may offer a private placement or attempt to obtain funding through the use of various types of short term funding, loans or working capital financing arrangements from financial institutions and or shareholders. No assurance can be given that we will be able to obtain the total capital necessary to fund our new business plans.  In such an event, this may have a materially adverse effect on our business, operating results and financial condition.

Factors That May Impact Future Results:

Our Form S-1 registration statement for the registration of 1,000,000 preferred shares was approved by the Securities and Exchange Commission in June 2010.  Upon making application to the state of Kentucky to register these preferred shares our application was rejected.   However, since that time the FullCircle balance sheet has significantly improved, it is our intention that we will re-file with the Commonwealth of Kentucky once our financial statements improve.  Our ability to raise capital was severely impacted by the Kentucky decision delay.

At the time of this filing, we had insufficient cash reserves and receivables necessary to meet forecast operating requirements. In the event we are unsuccessful in our efforts to raise additional funds, we will be required to significantly reduce cash outflows and, possibly, discontinue our operations. However, after the road construction was completed at our Georgetown property we have attained sufficient revenues to operate with a positive cash flow in February 2012.  We need to raise immediate capital to expand our operations and implement our plans. Our failure to obtain immediate financing or inability to obtain financing on acceptable terms could require us to limit our plans, incur indebtedness that has high rates of interest or substantial restrictive covenants, issue equity securities that will dilute our stockholders holdings or discontinue all or a portion of our remaining operations.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The current expansion of the Company’s business demands that significant financial resources be raised to fund capital expenditures, working capital needs, debt service and the cash flow deficits expected to occur once we continue our acquisition program.  Current cash balances and the realization of accounts receivable will cover our operations at Georgetown 14 but will not be sufficient to fund planned mergers.  Consequently, the Company is pursuing funding using our common stock. Upon the state of Kentucky approving our request to issue preferred shares we will resume the process of locating investors for those preferred shares.

Critical Accounting Policies and Estimates:

The Company’s discussion and analysis of its financial condition and results of operations are based upon its financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements may have required the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures.  On an ongoing basis the Company evaluates estimates, including those related to bad debts, inventories, fixed assets, contingencies and litigation.  Provided the company is profitable in 2012 our loss carry forward would eliminate cash needs for income taxes.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of the Company’s judgments on the carrying value of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” we are not required to respond to this item.

ITEM 8.  Financial Statements and Supplementary Data

The financial statements of the Company and notes thereto appear on page F-1 and are incorporated herein by reference.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

ITEM 9A.  Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this Form 10-K. The Disclosure Controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Form 10-K. During the course of our evaluation of our internal control over financial reporting, we advised our Board of Directors that we had identified a material weakness as defined under standards established by the Public Company Accounting Oversight Board (United States). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness we identified is discussed in “Management’s Report on Internal Control Over Financial Reporting” below. Our Chief Executive Officer and Chief Financial Officer have concluded that as a result of the material weakness, as of the end of the period covered by this Annual Report on Form 10-K, our Disclosure Controls were not effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. The material weakness identified did not result in the restatement of any previously reported financial statements or any related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the fact that our management is relying on external consultants for purposes of preparing its financial reporting package; however, the officers may not be able to identify errors and irregularities in the financial reporting package before its release as a continuous disclosure document.

Our external consultants responsible for the preparation of our financial reporting package identified this material weakness. The aforementioned material weaknesses did not impact our financial reporting or result in a material misstatement of our financial statements.  As of December 31, 2011 we have not taken action to correct the material weaknesses identified in our disclosure controls and procedures.

We have engaged an outside CPA with SEC related experience to assist in correction of theses material weaknesses.  In addition we appointed an accountant to provide financial statements on a monthly basis and to assist with the preparation of our SEC financial statements, which will allow for proper segregation of duties as well as additional manpower for proper documentation.

Because of the material weakness described above, management concluded that, as of December 31, 2011, our internal control over financial reporting was not effective based on the criteria established in Internal Control-Integrated Framework issued by COSO.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit smaller reporting companies like us to provide only management’s report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in internal control over financial reporting.

There has been no change in our internal controls that occurred during our most recent fiscal period that has materially affected, or is reasonably likely to affect, our internal controls.

ITEM 9B.  Other Information.

None.

PART III

ITEM 10.  Directors, Executive Officers, and Corporate Governance

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Since
Isaac Boutwell	80	Chairman of the Board	2002
David E.Allen	58	Director	2003
Norman Frohreich	69	Director, President, CEO/CFO	2007
Brion Tinsley	64	VP Operations FullCircle Registry	2008

Isaac M. Boutwell, Chairman

Mr. Boutwell was elected a director of the Company in October 2002. Subsequent to the resignation of our former CEO, Chris Whitten in 2003, Mr. Boutwell was named Chief Executive Officer of FullCircle.  He resigned from that position in February 2006.  Mr. Boutwell became Chairman in 2007.  Mr. Boutwell is the sole owner of three movie theatres in Kentucky; Mr. Boutwell has owned an 1800 acre commercial cattle ranch in Kentucky since 1982.

David E. Allen, Director.

Mr. Allen was appointed a director of the Company in April 2003. Since 1978 Mr. Allen has been the owner and general manager of Allen Air Conditioning and Heating.

Norman L. Frohreich, President and CEO/CFO and Director.

Mr. Frohreich joined FullCircle as a consultant and the CFO in March 2007 to develop the new business plans and design the new infrastructure for the complete transition of the company into that new business model.  In August 2007 Mr. Frohreich was elected to the Board of Directors.  On December 5, 2007 Mr. Frohreich was appointed as President and CEO.  Mr. Frohreich owns his own consulting firm and prior to the FullCircle appointment he providing services to the business community.  Frohreich has participated in start up or turn-around assignments with many companies in the past 39 years. Frohreich holds a degree in Economics from Purdue University with emphasis in financial management.

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

Matthew Long, Assistant to the President

Mr. Long has been employed by the Company since January 2011. He manages the corporate office in Shelbyville and assists the President as needed.

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

Long served on the funding advance communications team of Fred Thompson, former U.S. Senator from Tennessee during his 2008 Presidential Primary.  In addition, he served in the same capacity for John McCain, the 2008 Republican Nominee for President of the United States.

Before joining FullCircle Registry, Inc. he previously served as the Accounting Manager at a Law Firm in Shelbyville, Kentucky.

ITEM 11.  Executive Compensation.

Compensation of Directors:

None.

Compensation of Officers:

The following table lists the compensation received by our former and current officers over the last two years.

SUMMARY COMPENSATION TABLE

Name	Position	Year	Salary	Stock	Other	Total
Isaac Boutwell (1)	Chairman	2011	-	-	-	-
Dave Allen (1)	Director	2011	-	-	-	-
Norman Frohreich (1)(2)	Dir/CEO/CFO	2011	-	$ 20,000	-	$20,000
Brion Tinsley (3)	VP Operations FCPS	2011	-	$ 5,000	-	$ 5,000

Isaac Boutwell (1)	Chairman	2010	-	-	-	-
Dave Allen (1)	Director	2010	-	-	-	-
Norman Frohreich (1)(2)	Dir/CEO/CFO	2010	-	$ 20,000	-	$20,000
Brion Tinsley (3)	VP Operations FCPS	2010	-	$ 5,000	-	$ 5,000

(1) Director

(2) Norman Frohreich, Director, President and CEO was compensated for all services with shares.

(3) Brion Tinsley, Officer and VP was compensated for all services with shares.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of December 31, 2011 the name and shareholdings of each Director, Manager and stockholders holding more than five percent of the Company’s outstanding shares..  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

		Number of Shares
Name and Address	Title of Class	Beneficially Owned	% of Shares

Isaac Boutwell (1)(2)(3)
1815 Cann School Lane
East View, KY 42732	Common	13,787,062	12.52%

Alec Stone (3)
830 Lawrence St.
Brandenburg, KY 40108	Common	11,545,281	10.48%

Norman Frohreich (1)(3)(4)(5)(6)
1014 Hidden Meadow Ln.
Middlebury, IN 46540	Common	10,393,190	9.44%

Carl Austin (3)
624 River Edge Rd.
Brandenburg, Ky 40108	Common	6,667,925	6.05%

Brion Tinsley (4)
806 Bedfordshire Road
Louisville, Kentucky 40222	Common	1,623,397	1.47%

David E. Allen (1)
5350 Stiles Rd.
Howardstown, KY 40051	Common	102,967	0.09%

All as a group	Common	44,119,822	40.06%

(1) Director

(2) Includes 390,000 shares attributable to Isaac Boutwell’s family members

(3) Stockholder with over 5% of the outstanding shares

(4) Officer

(5) Includes 3,213,400 shares attributable to family members of Norman Frohreich

(6) Includes 2,215,514 restricted shares attributable to Norlander Information Services, Inc.

ITEM 13.  Certain Relationships and Related Transactions and Director Independence

None

ITEM 14.  Principal Accounting Fees and Services.

Audit and Audit-Related Fees:

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of FullCircle’s annual financial statement and review of financial statements included in FullCircle’s Form 10-K and 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were:

Rodefer Moss & Company PLLC $37,000 and Morrill & Associates, LLC $3,000 in 2011.

$31,390 for Chisholm and $15,000 for Rodefer Moss & Company PLLC in  2010.

Tax Fees:

There were no fees for tax compliance, tax advice and tax planning to our auditors for the fiscal years 2011 and 2010.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

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

Audit and SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 9, 2012

FullCircle Registry, Inc.

Date: April 9, 2012	By:	/s/ Norman L. Frohreich
Norman L. Frohreich
President, Chief Executive Officer,
and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 9, 2012	By:	/s/ Issac Boutwell
Isaac Boutwell
Director

Date: April 9, 2012	By:	/s/ David E. Allen
David E. Allen
Director

Date: April 9, 2012	By:	/s/ Norman L. Frohreich
Norman L. Frohreich
President, Chief Executive Officer
Principal Accounting Officer
Director

FullCircle Registry, Inc.

Consolidated Financial Statements for the Period Ended

December 31, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

FullCircle Registry, Inc.

We have audited the accompanying consolidated balance sheets of FullCircle Registry, Inc. (a Nevada Corporation) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FullCircle Registry, Inc. and subsidiaries at December 31, 2011 and 2010 , and the consolidated results of its operations and cash flows for the years then ended in conformity with, accounting principles generally accepted in the United States of America.

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

/s/ Rodefer Moss & Co., PLLC

Rodefer Moss & Co., PLLC

New Albany, Indiana

March 30, 2012

FullCircle Registry, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash	$19,731	$6,738
Notes receivable	10,000	10,000
Accounts Receivable	5,881	-
Total Current Assets	35,612	16,738

Fixed Assets
Georgetown 14 Theater	5,576,402	5,500,000
Computers and Equipment	82,928	82,928
Accumulated Depreciation	(244,714)	(82,928)
Total Fixed Assets	5,414,616	5,500,000

Other assets:
Total Customer Data Base after Amortization	129,062	215,102
Total assets	$5,579,290	$5,731,840

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$98,490	$61,881
Accrued expenses	1,656	2,002
Accrued interest	32,924	20,286
Property Tax Accrual	62,893
Preferred Dividends payable	9,043	3,006
Short term Notes payable	40,000	65,000
Notes Payable - Related Party	172,626	-
Current portion of mortgage payable	128,186	113,430
Total current liabilities	545,818	265,605

Long term liabilities
Mortgage payable	4,809,677	4,934,411
Total long term liabilities	4,809,677	4,934,411
Total Liabilities	5,355,495	5,200,016

Stockholder's equity:

Preferred stock, authorized 10,000,000 shares of $.001 par value Preferred A, issued and outstanding is 10,000	10	10
Preferred B, issued and outstanding is 300,600	300	300

Common stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding 110,130,620 and 101,316,138 shares, respectively

	110,130	101,316

Additional paid-in capital	8,557,078	8,297,582
Accumulated deficit	(8,443,723)	(7,867,384)
Total Stockholders' equity	223,795	531,824

Total liabilities and stockholders' equity	$5,579,290	$5,731,840

The accompanying notes are an integral part of these consolidated financial statements

FullCircle Registry, Inc.

Consolidated Statements of Operations

	For the years
	Ended December 31,
	2011	2010

Revenues	$1,288,330	$1,283

Cost of sales	616,484	95

Gross profit	671,846	1,188

Operating expenses

Selling, general & administrative	929,244	276,101

Total operating expenses	929,244	276,101

Operating loss	(257,398)	(274,913)

Other income (expense)

Interest expense	(312,904)	(24,243)

Miscellaneous Income	-	718

Total other income (expense)	(312,904)	(23,525)

Net loss before income taxes	(570,302)	(298,438)

Income taxes	-	-

Net loss	$(570,302)	$(298,438)

Net basic and fully diluted loss per share	$(0.01)	$(0.00)

Weighted average shares outstanding	104,294,924	87,987,120

The accompanying notes are an integral part of these consolidated financial statements

FullCircle Registry, Inc.

Consolidated Statements of Cash Flows

	For the Twelve Months
	Ended December 31,
	2011	2010
Cash flows from operating activities

Net loss	$(570,302)	$(298,438)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation & amortization	247,826	86,040
Stock issued for services	54,555	28,279
Change in assets and liabilities
Increase (decrease) in accounts receivable CIA	(5,881)	-
Increase (decrease) in accounts payable	36,610	(187)
Increase (decrease) in accrued interest	12,638	24,243
Increase (decrease) in accrued expenses	62,547	(290)
Net cash used in operating activities	(162,007)	(160,353)

Cash flows from investing activities
Advances to unrelated party	-	(10,000)

Net cash used by investing activities	-	(10,000)

Cash flows from financing activities
Purchase of fixed assets	(76,402)	-
Payments on mortgage payable	(109,978)	-
Proceeds from notes payable - related party	172,626	-
Payment for notes payable	(25,000)	-
Proceeds from sale of common stock	213,754	175,000
Net cash used by financing activities	175,000	175,000

Net increase in cash	12,993	4,647

Cash and cash equivalents at beginning of period	6,738	2,091

Cash and cash equivalents at end of period	$19,731	$6,738

Supplemental cash flow information

Cash paid for:

Interest	$300,266	$-
Taxes	$-	$-

Non-cash transactions
Assumption of mortgage payable to purchase Georgetown 14	$-	$5,047,841
Stock issued to purchase Georgetown 14	$-	$452,159
Stock issued for notes payable and accrued interest	$35,306	$493,196
Accrued and Unpaid dividends	$6,037	$3,006

The accompanying notes are an integral part of these consolidated financial statements

FullCircle Registry, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

					Additional
	Preferred Stock		Common Stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2010	10,000	$ 10	84,995,346	$ 84,996	$ 7,165,569	$ (7,565,940)	$(315,365)

Stock issued for cash at .04 per share	-	-	2,250,000	2,250	87,750	-	90,000

Stock issued for services at .03 per share	-	-	109,313	109	3,170	-	3,279

Stock issued for cash at .04 per share	-	-	750,000	750	29,250	-	30,000

Preferred stock issued for notes payable	300,600	300	-	-	300,300	-	300,600

Stock issued for cash at .04 per share	-	-	500,000	500	19,500	-	20,000

Stock issued for services at .01 per share	-	-	2,500,000	2,500	22,500	-	25,000

Stock issued for cash at .04 per share	-	-	875,000	875	34,125	-	35,000

Stock issued for notes payable and accrued interest at .04 per share	-	-	4,814,891	4,814	187,782	-	192,596

Stock issued for assets at .10 per share	-	-	4,521,588	4,522	447,637	-	452,159

Preferred stock dividend	-	-	-	-	-	(3,006)	(3,006)

Net Loss for the year ended December 31, 2010	-	-	-	-	-	(298,438)	(298,438)

Balance, January 1, 2011	310,600	$ 310	101,316,138	$ 101,316	$ 8,297,583	$ (7,867,384)	$ 531,825

Stock issued for cash at .04 per share	-	-	1,336,205	1,336	52,112	-	53,448

Stock issued for cash at .04 per share	-	-	125,000	125	4,875	-	5,000

Stock issued for cash at .04 per share	-	-	2,500,000	2,500	97,500	-	100,000

Stock issued for services at .01 per share	-	-	2,000,000	2,000	18,000	-	20,000

Stock issued for services at .05 per share	-	-	250,000	250	12,250	-	12,500

Stock issued for services at .04 per share	-	-	426,382	426	16,629	-	17,055

Stock Issued for services at .01 per share	-	-	500,000	500	4,500	-	5,000

Stock Issued for cash at .04 per share	-	-	500,000	500	19,500	-	20,000

Stock Issued for note and accrued interest at .03 per share	-	-	1,176,895	1,177	34,129	-	35,306

Preferred stock dividend	-	-	-	-	-	(6,037)	(6,037)

Net Loss for the year ended December 31, 2011	-	-	-	-	-	(570,302)	(570,302)

Balance, January 1, 2012	310,600	$ 310	110,130,620	$ 110,130	8,557,078	$ (8,443,723)	$ 223,795

The accompanying notes are an integral part of these consolidated financial statements

FullCircle Registry, Inc.

For Year Ending December 31, 2011 and December 31, 2010

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

In 2008 the Company formed two new subsidiaries to begin to formulate the expansion of the new insurance business model and the growth of FullCircle Registry, Inc.  FullCircle Prescription Services, Inc. and FullCircle Insurance Agency, Inc. were formed in 2008.  The details of these companies and plans are identified in the section Item 1. Description of Business of our Form 10-K for 2011.

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

FullCircle Registry, Inc.

For Year Ending December 31, 2011 and December 31, 2010

Notes to Consolidated Financial Statements

c.  Principles of Consolidation

For the years ended December 31, 2011 and 2010, the consolidated financial statements include the books and records of FullCircle Registry, Inc., FullCircle Entertainment, Inc., FullCircle Prescription Services, Inc. and FullCircle Insurance Agency, Inc. All inter-company transactions and accounts have been eliminated in the consolidation.

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

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of convertible notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2011 and 2010.  At December 31, 2011 and 2010, the Company had no assets or liabilities that are measured at fair value on a recurring or non-recurring basis.

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

Common stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding 110,130,620 on December 31, 2011 and 101,316,138 on December 31, 2010.  The common stock has one vote per share.  The common stock is traded on the OTCBB under the symbol FLCR.

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

FullCircle Registry, Inc.

For Year Ending December 31, 2011 and December 31, 2010

Notes to Consolidated Financial Statements

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

FullCircle Registry, Inc.

For Year Ending December 31, 2011 and December 31, 2010

Notes to Consolidated Financial Statements

Earnings (Loss) Per Share

	For the Twelve Months
	Ended December 31,
	2011	2010

Net loss	$(570,302)	$(298,438)

Net basic and fully diluted loss per share	$(0.006)	$(0.003)

Weighted average shares outstanding	104,294,924	87,987,120

There are no outstanding common stock options and/or warrants.

j.  Provision for Income Taxes

Deferred tax assets and the valuation account are as follows:

	December 31, 2011	December 31, 2010

Deferred tax asset:
NOL carry forward	$2,828,730	$2,635,651

Valuation allowance	(2,828,730)	(2,635,651)

Total deferred tax asset:	$-	$-

The components of current income tax expense are as follows:

	December 31, 2011	December 31, 2010

Current federal tax expense	$-	$-

Current state tax expense	-	-

Change in NOL benefits	193,079	100,987

Change in valuation allowance	(193,079)	(100,987)

Income tax expense	$-	$-

The Company has adopted FASB ASC 740-10 to account for income taxes. The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards; an evaluation allowance has been made to the extent of any tax benefit that net-operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of $2,828,730 and $2,635,651 as of December 31, 2011 and December 31, 2010, respectively, which may be offset against future taxable income. These NOL carry-forwards begin to expire in the year 2020.   No tax benefit has been reported in the financial statements. Tax rates differ from statutory rates due to the uncertainty of the above.

FullCircle Registry, Inc.

For Year Ending December 31, 2011 and December 31, 2010

Notes to Consolidated Financial Statements

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 2011 and 2010, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are for the years ended December 31, 2011, 2010, and 2009.

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

FullCircle Registry, Inc.

For Year Ending December 31, 2011 and December 31, 2010

Notes to Consolidated Financial Statements

In April 2010, the FASB issued ASU 2010-17 Revenue Recognition-Milestone Method (Topic 605). The update is intended to assist with the definition of a milestone event and determining when the application of milestone revenue recognition in connection with revenue recognition for research and development transaction. Disclosures will include the description of the milestone payment arrangement, a description of each milestone and the related payment or contingent payment, a determination whether the milestones are substantive, the factors considered in making the determination of the substantive nature of the milestones and the amount of revenue recognized during the period related to the milestone or milestones. The standard is effective for fiscal years beginning on or after June 15, 2010. The Company has adopted the standard but does not currently have any such contracts. The adoption of the standard has not had a material impact on its financial statements.

m.  Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the consolidated financial statements were issued and has determined that there are no such events that would have a material impact on the consolidated financial statements.

NOTE 2.  FORGIVENESS OF ACCOUNTS PAYABLE AND LEGAL SETTLEMENT

In December 2011 the company negotiated to exchange a note payable and accrued interest for shares.  The note payable and accrued interest was $35,306.85 and was exchanged for 1,176,895 restricted shares.

In March 2010 the company negotiated to exchange notes payable and accounts payable and interest for shares.  One accounts payable totaling $3,280 was exchanged for 109,313 restricted shares. In 2010 notes payable and accrued interest totaling $192,596 was exchanged for 4,814,891 restricted shares.   In 2010 notes payable of $300,600 was exchanged for 300,600 Class B Preferred Shares.

NOTE 3.  ACQUISITION

On December 31, 2010 our newly formed subsidiary FullCircle Entertainment, Inc., purchased Georgetown 14, a movie theater complex and property in Indianapolis, Indiana. The properties were acquired from a related party.  FullCircle Registry, Inc., issued 4,521,588 restricted shares valued at $452,159 for the purchase of this property.  The acquisition was an asset purchase that included the theater business and a grocery store but did not include any liabilities with the exception of the mortgage assumed related to the property. The purchase price components are as follows:

Common Stock	$452,159
Mortgage payable assumed	5,047,841
$5,500,000

The following represents the preliminary allocation of the purchase price for the acquired properties:

Land	$660,000
Facilities and equipment	4,840,000
$5,500,000

NOTE 4.  GOING CONCERN

The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered recurring losses, negative working capital and is dependent upon raising capital to continue operations. The Company has incurred losses resulting in an accumulated deficit of $8,443,723 as of December 31, 2011 and $7,867,384 as of December 31, 2010, respectively.

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  It is management’s plan to generate additional working capital by increasing revenue as a result of new sales and marketing initiatives and by raising additional capital from investors.

FullCircle Registry, Inc.

For Year Ending December 31, 2011 and December 31, 2010

Notes to Consolidated Financial Statements

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

NOTE 5.   NOTES PAYABLE

The Company's notes payable obligations, both related party and unrelated, are as follows:

	December 31,	December 31,
	2011	2010
Notes payable current liabilities
Notes payable to related parties Ike Boutwell, Carl Austin, and Alec Stone for funds installed into Fullcircle Entertainment Inc. at 10% interest or, option to convert the notes into common stock at .04 per share or2.400.000 Shares	$96,000	$-

Notes payable related parties current liabilities Ike Boutwell @ 8.0%	76,626	-

Notes payable to various individuals bears Interest at 8.0% per annum principal and interest due on demand	40,000	65,000

Total Notes Payable - Other Current Liabilities	40,000	65,000

Total current liabilities - notes	212,626	65,000

Mortgage payable

Mortgage payable assumed in acquisition; interest payable a 6%monthly payments of $34,435 through May 2013 with balloon payment of $4,806,616; secured by underlying property

Total long-term liabilities - notes	4,937,863	5,047,841

Total liabilities notes	5,150,489	5,112,841

Current maturities	340,812	178,430

Total liabilities notes	$4,809,677	$4,934,411

FullCircle Registry, Inc.

For Year Ending December 31, 2011 and December 31, 2010

Notes to Consolidated Financial Statements

In June 2010 $150,000 in 2% notes were exchanged for Class B Preferred Shares.  In June 2010 $300,600 in 10% notes were converted into Class B Preferred Shares.

On December 31, 2011 $40,000 of our remaining notes are in default.

In December 2011 $25,000 in notes bearing interest at 8% and accrued interest were exchanged for restricted shares. Accrued interest on these notes as of December 31, 2011 and 2010 was $32,924 and $20,286, respectively.

Future minimum principal payments on notes payable are as follows:

2012	340,812
2013	4,809,677

Total	$5,150,489

NOTE 6. RELATED PARTY

The Company received advances from related parties for $172,626 for operating needs in 2011. The balance of the notes payable to related parties was $172,626 as of December 31, 2011.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Our principal executive offices are located at 161 Alpine Drive, Shelbyville, KY 40065.  The facility consists of approximately 1,200 square feet of office space, leased for $750 per month. Our original lease expired on September 15, 2007 and, due to high vacancies in the area, we have elected to maintain a verbal month-to-month agreement.

NOTE 8. INTANGIBLE ASSETS

The Company’s intangible assets consist primarily of the database containing the names, addresses, and phone numbers of approximately 68,000 customers for its use as part of its prescription oriented array of services. Amortization expense amounted to $86,040 and $86,040 for the years ended December 31, 2011 and 2010 respectively. Estimated future amortization of these intangibles is expected to consist of the following amounts for the twelve month periods ended on December 31:

12 Months Ending December 31,	Amount

2012	86,040
2013	43,022

NOTE 9. STOCKHOLDERS EQUITY

In March 2011 the Company issued 1,336,205 restricted shares for $53,448.20 cash for operations at .04 per share.

In May 2011 the Company issued 125,000 restricted shares for $5,000 cash for operations at .04 per share.

In August 2011 the Company issued 250,000 restricted shares for $12,500 for services at .05 per share.

In August 2011 the Company issued 426,382 restricted shares for $17,055.26 for services at .04 per share.

In August 2011 the Company issued 2,500,000 restricted shares for $100,000 cash for operations at .04 per share.

In August 2011 the Company issued 2,000,000 restricted shares for $20,000 services at .01 per share.

In December 2011 the Company issued 500,000 restricted shares for $20,000 cash for operations at .04 per share.

In December 2011 the Company issued 1,176,895 restricted shares for $35,305.85 in exchange for a note and accrued interest at .03 per share.

FullCircle Registry, Inc.

For Year Ending December 31, 2011 and December 31, 2010

Notes to Consolidated Financial Statements

In December 2011 the Company issued 500,000 restricted shares for $5,000 cash for services at .01 per share.

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

NOTE 10. SUBSEQUENT EVENTS

In January 2012 the Company received approval of a funding of $790,000 for the conversion the remaining 12 screens of our 35MM projection to Digital projection with 3-D capability In late January the screens and digital were installed and we were operational with full digital projection on February 1, 2012.