Form 10-Q
period 2012-03-31
FULLCIRCLE REGISTRY INC
filed 2012-05-14
CIK 1127993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes      . No  X .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 111,632,620 Class A common shares  as of April 28, 2012.

FORM 10-Q

FULLCIRCLE REGISTRY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

FullCircle Registry, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash	$30,428	$19,731
Notes receivable	10,000	10,000
Accounts receivable	11,304	5,881
Total current assets	51,732	35,612

Fixed assets
Georgetown 14 property	6,372,161	5,576,402
Computers and Equipment	82,928	82,928
Accumulated depreciation	(291,791)	(244,714)
Total fixed assets	6,163,298	5,414,616

Other assets:
Total customer data Base after amortization	107,552	129,062
Total assets	$6,322,582	$5,579,290

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	82,198	98,490
Accrued expenses	2,652	1,656
Accrued interest	37,729	32,924
Preferred dividends payable	10,546	9,043
Short term notes payable	40,000	40,000
Notes payable - related party	212,414	172,626
Current portion of long term debt	212,634	128,186
Accrued Property tax	78,616	62,893
Total current liabilities	676,789	545,818

Long term liabilities
Digital equipment note	645,391
Mortgage payable	4,786,272	4,809,677
Total long term liabilities	5,431,663	4,809,677
Total liabilities	$6,108,452	$5,355,495

Stockholders equity:
Preferred stock, authorized 10,000,000 shares of $.001 par value
Preferred A, issued and outstanding is 10,000	10	10
Preferred B, issued and outstanding is 300,600	300	300
Common stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding 111,632,620 and 110,130,620 shares, respectively	111,632	110,130
Additional paid-in capital	8,615,656	8,557,078
Accumulated deficit	(8,513,468)	(8,443,723)
Total Stockholders' equity	214,130	223,795
Total liabilities and stockholders' deficit	$6,322,582	$5,579,290

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months
	Ended March 31,
	2012	2011

Revenues	$444,643	$334,715

Cost of sales	188,404	123,921

Gross profit	256,239	210,794

Operating expenses

Selling, general & administrative	243,091	184,310

Total operating expenses	243,091	184,310

Operating income (loss)	13,148	26,484

Other income (expense)

Interest expense	(81,390)	(80,420)

Miscellaneous Income	0.00	0.00

Total other income (expense)	(81,390)	(80,420)

Net loss before income taxes	(68,242)	(53,936)

Income taxes	-	-

Net loss	$(68,242)	$(53,936)

Net basic and fully diluted loss per share	$(0.001)	$(0.001)

Weighted average shares outstanding	110,180,136	101,642,765

The accompanying notes are an integral part of these financial statements

FullCircle Registry, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months
	Ended March 31,
	2012	2011
Cash flows from operating activities
Net loss	$(68,242)	$(53,936)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation & amortization	68,587	61,402
Change in assets and liabilities
(Increase) decrease in accounts receivable	(5,423)	-
Increase (decrease) in current portion of long term debt	(3,313)	935
Increase (decrease) in accounts payable	(16,292)	(4,119)
Increase (decrease) in accrued interest	4,805	-
Increase (decrease) in accrued expenses	16,719	13,721
Net cash provided by (used in) operating activities	65,083	18,003

Cash flows from investing activities
Net cash provided by investing activities	-	-

Cash flows from financing activities
Payments on mortgage payable	(23,405)	(29,700)
Payments on digital equipment financing payable	(22,819)	-
Proceeds from notes payable related parties	39,788	-
Purchase of digital equipment	(795,759)	-
Proceeds from digital equipment loan	755,971	-
Proceeds from sale of stock	35,000	53,448
Stock issued for services	25,080	-
Net cash provided by financing activities	13,856	23,748

Net increase (decrease) in cash	10,697	41,751

Cash and cash equivalents at beginning of period	19,731	6,738
Cash and cash equivalents at end of period	$30,428	$48,489
Supplemental cash flow information
Cash paid for:
Interest	$81,390	$80,420
Property Taxes	$-	$-
Income Taxes	$-	$-
Non-cash transactions
Stock issued for services	$25,080	$-

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

The accompanying un-audited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2011, Annual Report on Form 10-K. Operating results for the three months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

NOTE 2. GOING CONCERN.

The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered recurring losses, negative working capital and is dependent upon raising capital to continue operations. The Company has incurred losses resulting in an accumulated deficit of $8,513,468 and $8,443,723 as of March 31, 2012 and December 31, 2011, respectively.

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

NOTE 3. STOCKHOLDERS’ EQUITY

During the three-month period ending March 31, 2012 the Company issued an aggregate amount of 875,000 restricted shares of the Company’s common stock for operating capital at $.04 per share to accredited investors, and issued 627,000 restricted shares for services at $.04 per share in the same period.

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

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of convertible notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of March 31, 2012 and December 31, 2011.

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

Common stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding 111,632,620 on April 28, 2012 and 110,130,620 on December 31, 2011. The common stock has one vote per share. The common stock is traded on the OTCBB under the symbol FLCR.

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

Class B Preferred shares have a 2% preferred dividend, payable annually.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

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

•

Obtaining and expanding market acceptance of the products we offer; and

•

Competition in our market.

History

Our initial business began in 2000, with the formation of FullCircle Registry, Inc. We were initially a technology-based business that provided emergency document and information retrieval services. Our service included providing customers with secure storage and immediate access to their critical medical records, legal documents (living wills, powers of attorney, “do not resuscitate” orders, etc.), and emergency contact information.

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

The June Quarter Form 10-Q report requires the addition of a new Edgar process that increases our filing expenses by $4,000 for the first year.  The old HTML format is being eliminated and we are not required to file a new XBRL format with all SEC documents.  In the June Quarter report for 2013 the HTML format will be completely eliminated.  During this two-year period we are required to publish our 10Q and 10K reports in both formats.

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

On December 31, 2010, we purchased Georgetown 14, a movie theater complex in Indianapolis, Indiana.

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

In 2011 the Georgetown 14 theater revenues were impacted by major street construction in the area.  Our access six-lane street was at times reduced to one lane and the two exits of a major interstate were also under construction.  At times we experienced a reduction of attendance of up to 50%.  In late December 2011 the construction was completed, and in January 2012 our attendance and revenues returned to pre-construction levels.

Additional acquisitions were suspended until the Georgetown 14 complex returns to profitability.  It is expected that our acquisition of additional properties will occur after the March 2012 quarter is completed.

In January 2012 we received approval for $770,000 in loan funding to convert the remaining 12 screens at Georgetown 14 to digital from 35mm projection reels.  The digital conversion brings a crisper view with the new silver screens, and allows the exhibition of 3D movies on all screens.

The screens were installed in late January 2012 and Georgetown 14 was fully operational with digital projection on February 1, 2012

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

Once the agencies are acquired through our subsidiary, FullCircle Insurance Agency, Inc., we will begin the process of adding products to their portfolios and services. Independent licensed insurance agents will service the agencies with the new products. Specialized agents will be engaged on a commissioned consulting basis. Our plans and infrastructure are developed and are ready for implementation. Some examples of our initial plans for our products and services are: Medicare Services, Prescription Assistance, Estate Planning, Life Insurance, Health Insurance (Group and Individual), Auto and Home Insurance, Prescription Services and Medical Record Storage.

Upon the completion of obtaining funds we plan to proceed with the agency acquisitions.

FullCircle Prescription Services, Inc.

In 2007, we acquired the assets of AMPO II, Inc. (“AMPO II”), a Kentucky corporation, including its 68,000 customer database.  We own all of the database, software, equipment and the records.

The database includes the names, addresses, and phone numbers of all of the customers of AMPO II.  In 2010 the database was appraised with a value of $1,147,551.

We plan to utilize the database to be part of our prescription spoke in the FullCircle wheel of services in our new company, FullCircle Prescription Services, Inc. We have conducted a beta test of the 68,000 name database, which returned a good indication that the database was current.

FullCircle Prescription Services, Inc. was established for the purpose of handling our new prescription services program. The company’s mission is to assist our customers to find medications at discounted rates worldwide in our “Shop the World” program. FullCircle Prescription Services, Inc. will not dispense any medications nor handle any prescriptions.  We will be functioning only as a customer assistance program.  FullCircle Prescription Services, Inc. has begun minimal operations.

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

We have entered into agreements with several independent contractors and independent agents to find the customers who are in need of assistance in reducing the cost of their medications.   The marketing assistance tools and further recruiting of additional agents are on hold pending further funding.  Once the tools are available our agents are prepared to engage with their connections to provide sales for our prescription assistance.

Our customers are serviced by Canada Drugs, the largest mail order pharmacy in Canada.  Our Shop the World shopping cart takes our customers directly into Canada Drugs where prescriptions are priced from several FDA approved manufacturers around the world. All prescriptions are priced on a daily basis to allow our customers to shop for the best pricing.  By law in Canada, a licensed pharmacist reviews and approves each and every prescription.

Competition

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

Employees

FullCircle Registry, Inc., and subsidiaries currently have 28 employees/officers. We have never experienced employment-related work stoppages and consider that we maintain good relations with our personnel.

Results of Operations for the Three-Month Periods Ended March 31, 2012 and 2011.

Revenues during the three months ended March 31, 2012 were $444,643 with a cost of sales of $188,404, yielding a gross profit of $256,239. This compares to $334,715 in revenues for the same period in 2011, with a cost of sales of $123,921, yielding a gross profit of $210,794.

Operating expenses and selling, general and administrative costs during the current three-month period ended March 31, 2012 were $243,091, resulting in operating income of $13,148, compared to operating expenses of $184,310 in the same period in 2011, resulting in an operating income of $26,484.

Interest expense for the three months ended March 31, 2012 was $81,390, producing a net loss for the period of $68,242, compared to interest expense during the same period in 2011 of $80,420, resulting in a net loss of $53,936.

Our SEC compliance cost for auditors, accountants and attorneys continue to be the major part of our expenses.

The results of the Georgetown 14 Theater are good.  The theater industry typically loses money during the first quarter because there are fewer new films released and many people are recovering from the expense of the holiday season at the end of the previous year.

During the first quarter of 2012, our Georgetown 14 Theater produced $444,279 n revenues, which was up 33% over the first quarter of 2011.

Liquidity and Capital Resources

At March 31, 2012 the Company had total assets of $6,322,582 compared to $5,579,290 on December 31, 2011. The Company had total assets consisting of $30,428 in cash a $10,000 note receivable, $11,304 in accounts receivable, $6,163,298 of fixed assets in Georgetown 14, and $107,552 in our customer database. Total assets at December 31, 2011 consisted of a note receivable of $10,000, $19,731 in cash, $5,881 accounts receivable, $129,062 in our customer database, and fixed assets of $5,414,616.

At March 31, 2012 the Company had $6,108,452 in total liabilities.  Total liabilities include $82,198 in accounts payable, $2,652 in accrued expenses, $37,729 in accrued interest, $10,546 in preferred dividends payable, $40,000 in notes payable, $212,414 notes payable-related party, $212,634 current portion of long-term debt,$78,616 accrued property taxes, $645,391 digital equipment note and $4,786,272 mortgage payable. Total liabilities at December 31, 2011 were $5,355,495, which was comprised of $98,490 in accounts payable, $32,924 in accrued interest, $1,656 in accrued expenses, $9,043 in preferred dividends payable, $40,000 in notes payable, $172,626 note payable related party, accrued property tax of $62,893, $128,186 current portion of long term debt and $4,809,677 mortgage payable.

Net cash provided by operating activities for the three months ended March 31, 2012 was $65,084 compared to net cash provided by operating activities for the three months ended March 31, 2011 of $18,003. During the three months ended March 31, 2012, $0 was used for investments, and $13,856 was provided by financing activities. For the same period in 2011 $0 was used for investments and $23,748 was provided by financing activities.

As of March 31, 2012 we had capital commitments of a mortgage and the digital equipment loan for $5,431,663 for Georgetown 14 Theater. We are currently focused on increasing revenues from our operations and reducing debt through converting notes payable to common stock. We may also seek funding from securities purchases or from lenders offering favorable terms. No assurance can be given that we will be able to obtain the total capital necessary to fund our new business plans. In such an event, this may have a materially adverse effect on our business, operating results and financial condition.

We require additional capital to supplement our anticipated revenues and fund our continuing operations. We have relied upon advances from officers and shareholders and we have issued stock to finance our operations to this point.

FullCircle currently owes $40,000 in notes payable and $212,414 notes payable to related parties. Our auditors have expressed concern that the Company has experienced losses from operations and negative cash flows from operations since inception. We have negative working capital and a capital deficiency at March 31, 2012. These conditions raise substantial doubt about our ability to continue as a going concern.

Factors That May Impact Future Results

At the time of this report, we had insufficient cash reserves and receivables necessary to meet forecast operating requirements for FullCircle Registry, Inc.  Our subsidiary FullCircle Entertainment, Inc. is now producing a positive cash flow and was profitable for the first quarter 2012.

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

The current expansion of the Company’s business demands that significant financial resources be raised to fund capital expenditures, working capital needs, and debt service.  Current cash balances and the realization of accounts receivable will not be sufficient to fund the Company’s current business plan for the next twelve months. Consequently, the Company is currently seeking convertible debt and/or additional equity financing in the aggregate amount of at least $250,000, to fund the Company’s expansion needs. Management is currently negotiating with existing shareholders and other accredited investors in order to obtain working capital necessary to meet current and future obligations and commitments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s President and Chief Financial Officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15(d)-15(e)), that such disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no pending legal proceedings.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three-month period ending March 31, 2012 the Company issued an aggregate amount of 875,000 restricted shares of the Company’s common stock for operating capital at $.04 per share to accredited investors, and issued 627,000 restricted shares for services at $.04 per share in the same period.

We believe the foregoing transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2) thereof or Rule 506 of Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

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

Date: May 9, 2012

/s/ Norman L. Frohreich

Norman L. Frohreich

President

Chief Executive Officer

Chief Financial Officer