Form 10-Q
period 2012-06-30
FULLCIRCLE REGISTRY INC
filed 2012-08-17
CIK 1127993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes      . No  X .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 111,632,620 Class A common shares as of July 31, 2012.

FORM 10-Q

FULLCIRCLE REGISTRY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

FullCircle Registry, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
ASSETS	(Unaudited)
Current assets:
Cash	$47,173	$19,731
Notes receivable	10,000	10,000
Accounts receivable	28,260	5,881
Prepaid Expenses	2,199	-
Total current assets	87,632	35,612

Fixed assets
Georgetown 14 property	6,372,160	5,576,402
Computers and Equipment	82,928	82,928
Accumulated depreciation	(352,130)	(244,714)
Total fixed assets	6,102,958	5,414,616

Other assets:
Total customer data Base after amortization	86,042	129,062
Total assets	$6,276,632	$5,579,290

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	80,921	98,490
Accrued expenses	-	1,656
Accrued interest	46,231	32,924
Preferred dividends payable	12,040	9,043
Short term notes payable	40,000	40,000
Notes payable - related party	309,414	172,626
Current portion of long term debt	250,046	128,186
Accrued Property tax	64,773	62,893
Total current liabilities	803,425	545,818

Long term liabilities
Digital equipment note	631,256	-
Mortgage payable	4,721,279	4,809,677
Total long term liabilities	5,352,535	4,809,677
Total liabilities	$6,155,960	$5,355,495

Stockholders equity:
Preferred stock, authorized 10,000,000 shares of $.001 par value
Preferred A, issued and outstanding is 10,000	10	10
Preferred B, issued and outstanding is 300,600	300	300
Common stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding 111,632,620 and 110,130,620 shares, respectively

	111,632	110,130
Additional paid-in capital	8,615,656	8,557,078
Accumulated deficit	$(8,606,926)	$(8,443,723)
Total Stockholders' equity	120,672	223,795
Total liabilities and stockholders' deficit	$6,276,632	$5,579,290

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30
	2012	2011	2012	2011

Revenues	$468,996	$318,686	$913,639	$653,401

Cost of sales	209,001	154,365	397,405	278,287

Gross profit	259,995	164,321	516,234	375,114

Operating expenses

Selling, general & administrative	247,639	207,162	490,730	391,471

Total operating expenses	247,639	207,162	490,730	391,471

Operating income (loss)	12,356	(42,841)	25,504	(16,357)

Other income (expense)

Interest expense	(104,318)	(78,079)	(185,708)	(158,499)

Total other income (expense)	(104,318)	(78,079)	(185,708)	(158,499)

Net loss before income taxes	(91,962)	(120,920)	(160,204)	(174,856)

Income taxes	-	-	-	-

Net loss	$(91,962)	$(120,920)	$(160,204)	$(174,856)

Net basic and fully diluted loss per share	$(0.001)	$(0.001)	$(0.001)	$(0.002)

Weighted average shares outstanding	111,632,620	102,710,035	111,632,620	102,179,349

The accompanying notes are an integral part of these financial statements

FullCircle Registry, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months
	Ended June 30,
	2012	2011
Cash flows from operating activities
Net loss	$(160,204)	$(174,856)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities

Depreciation & amortization	150,436	122,804
Change in assets and liabilities
(Increase) decrease in prepaid expenses	(2,199)	(10,000)
(Increase) decrease in accounts receivable	(22,379)	-
Increase (decrease) in accounts payable	(17,569)	43,610
Increase (decrease) in accrued interest	13,307	3,140
Increase (decrease) in accrued expenses	222	(2,002)
Net cash provided by (used in) operating activities	(38,386)	(17,304)

Cash flows from investing activities
Purchase of digital equipment	(795,758)	-
Net cash provided by (used in) investing activities	(795,758)	-

Cash flows from financing activities
Payments on mortgage payable	(55,844)	(57,130)
Payments on digital equipment financing payable	(35,409)	-
Proceeds from notes payable related parties	136,788	41,055
Proceeds from digital equipment loan	755,971	-
Proceeds from sale of stock	35,000	58,449
Stock issued for services	25,080	-
Net cash provided by financing activities	861,586	42,374

Net increase (decrease) in cash	27,442	25,070

Cash and cash equivalents at beginning of period	19,731	6,738
Cash and cash equivalents at end of period	$47,173	$31,808
Supplemental cash flow information
Cash paid for:
Interest	$172,401	$155,359
Income Taxes	$-	$-
Non-cash transactions
Stock issued for services	$25,080	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. BASIS OF FINANCIAL STATEMENT PRESENTATION.

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments, which are, in the opinion of management, necessary to properly reflect the results of the interim periods presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2011, Annual Report on Form 10-K. Operating results for the six months ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

NOTE 2. GOING CONCERN.

The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered recurring losses, negative working capital and is dependent upon raising capital to continue operations. The Company has incurred losses resulting in an accumulated deficit of $8,606,926 and $8,443,723 as of June 30, 2012 and December 31, 2011, respectively.

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to generate additional working capital by increasing revenue as a result of ongoing sales and marketing initiatives and by raising additional capital from investors.

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

•

Attracting companies, contractors and agents to independently market our prescription services.

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

NOTE 3. STOCKHOLDERS’ EQUITY

During the three-month period ending June 30, 2012 no additional shares were issued.  During the three month period ending March 31, 2012 the Company issued  875,000 shares of  common stock for operating capital, at $.04 per share, to accredited investors, and issued 627,000 restricted shares for services at $.04 per share.

NOTE 4. SIGNIFICANT ACCOUNTING POLICIES

Effective July 1, 2009, in accordance with the provisions of GAAP the Company has revised its estimate of the useful life of the database asset from 15 years to 5 years from the date the assets were originally placed into service. According to GAAP this revised life is to be amortized prospectively over its remaining useful life and, therefore, has no impact on prior periods. The result substantially increases our G&A expenditures by $15,364 per quarter to $21,510 and increases our annual amortization by $61,456 to $86,040 per year.  In the  quarter ending June 30, 2013 our database will be fully amortized.

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

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of June 30, 2012 and December 31, 2011.

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

Common stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding 111,632,620 on July 31, 2012 and 110,130,620 on December 31, 2011. The common stock has one vote per share. The common stock is traded on the OTCBB under the symbol FLCR.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

Where this Report on Form 10-Q includes “forward-looking” statements within the meaning of Section 27A of the Securities Act, we desire to take advantage of the “safe harbor” provisions thereof. The forward-looking statements in this Form 10-Q reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. In this Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “future” and similar expressions identify forward-looking statements. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section. We have based these forward-looking statements on our current expectations and projections about future events, including, among other things:

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

In 2008 the CEO Norman Frohreich developed plans to place FullCircle Registry, Inc. into a holding company and began developing new totally held companies.  Since that time the Company has established FullCircle Prescription Services, Inc., FullCircle Insurance Agency, Inc., and FullCircle Entertainment, Inc.

The ongoing mission is to merge with or acquire profitable businesses into our subsidiary companies that will continue on as separate businesses owned by FullCircle Registry, Inc.

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

SEC compliance and Regulations

The requirements for regulatory compliance continue to be difficult, and we continue to receive new rules and changes.  It is becoming most difficult for an emerging company to be able to afford all of the compliance costs.

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

As a result of the Company’s movie theater activities and conversion of certain notes payable to equity, FullCircle Registry, Inc. has a positive net worth of $120,672 as of June 30, 2012.

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

Additional acquisitions were suspended until the Georgetown 14 complex returns to profitability.  It is expected that our acquisition of additional properties will occur later this year as we wish to preserve capital for the upcoming slow season in the theater business.

In January 2012 we received approval for $770,000 in loan funding to convert the remaining 12 screens at Georgetown 14 to digital from 35mm projection reels.  The digital conversion brings a crisper view with the new silver screens, and allows the exhibition of 3D movies on all screens.

The screens and digital equipment were installed in late January 2012 and Georgetown 14 was fully operational with digital projection on February 1, 2012.  The response of the digital screens is exceptional and the increase in revenues is breaking new records.

FullCircle Entertainment, Inc. realized revenues of $910,933 during the first six months of 2012 compared to the first six month period in 2011 of $652,448, which, was an increase of $258,485, or 40%.  Due to the cost of financing our new equipment, we increased our concession prices.  On August 1, 2012 we increased our movie ticket prices by $.50 in all pricing categories.  Georgetown 14 has always been very competitive in pricing and generally below our competition in that area.  We expect that this pricing increase will not have a material impact on our attendance.

In August 2012 we re-negotiated our Georgetown property mortgage and have managed to reduce our interest cost from 6.5% to 5.25%, which will significantly reduce our interest expense..  Our mortgage for the Georgetown property has been paid down to $4,882,019 as of June 30, 2012.

We expect our revenue increase to continue as long as our motion picture distributors continue to release high demand movies.  The month of July has shown promising results.

On July 1, 2012 we moved all of our accounting and management into our corporate offices at Shelbyville.  On July 1, we appointed Mitchell Bryson as President of FullCircle Entertainment, Inc.  Mr. Bryson has an extensive consulting history in movie theater management and owns his own theater in Shelbyville, Indiana.  Mr. Frohreich will continue on as the CEO of FullCircle Entertainment, Inc.

Additional theater acquisitions are under review.  Any selection of a theater must have a competitive advantage.  We consider a competitive advantage to have a history of profitability, considerable distance from a competitor, modern facilities, reasonable terms, acquisition for stock, and other important identified criteria.

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

Because of the current economic climate, additional capital has been difficult to obtain.  Upon the completion of obtaining adequate working capital we plan to proceed with the FullCircle Insurance Agency business plan.

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

We are in preliminary negotiations to align our prescription services with two separate marketing companies that would use our Prescription Services as a complementary service to their existing customers.   Other than reporting our discussions with these companies, no other anticipated results can be released at this time.

Limited working capital has prevented us from opening up our own marketing channels for the prescription service assistance.  Given the difficulties of the new government programs and regulations, and increased cost of prescriptions, we believe that our prescription service assistance has good potential.

Competition

The motion picture exhibition industry is fragmented and highly competitive. Our theater competes against regional and independent operators as well as the larger theater circuit operators.

Our operations are subject to varying degrees of competition with respect to film rental costs, attracting customers, and obtaining new theater sites. In those areas where real estate is readily available, there are few barriers preventing competing companies from opening theaters near one of our existing theaters, which may have a material adverse effect on our theaters. Demographic changes and competitive pressures can also lead to a theater location becoming impaired.

In addition to competition with other motion picture exhibitors, our theaters face competition from a number of alternative motion picture exhibition delivery systems, such as cable television, satellite and pay-per-view services and home video systems. The expansion of such delivery systems could have a material adverse effect upon our business and results of operations. We also compete for the public’s leisure time and disposable income with all forms of entertainment, including sporting events, concerts, live theatre and restaurants.

Employees

FullCircle Registry, Inc., and its subsidiaries currently have 28 employees/officers. We have never experienced employment-related work stoppages and consider that we maintain good relations with our personnel.

Results of Operations for the Three-Month and Six Months Periods Ended June 30, 2012 and 2011.

Revenues during the three months ended June 30, 2012 were $468,996, with a cost of sales of $209,001, yielding a gross profit of $259,995. This compares with $318,686 in revenues for the same period in 2011, with cost of sales of $154,365, yielding a gross profit of $164,321. Revenues during the six months ended June 30, 2012 were $913,639, with a cost of sales of $397,405, yielding a gross profit of $516,234. This compares with $653,401 in revenues for the same period in 2011, with cost of sales of $278,287, yielding a gross profit of $375,114.. The increased amounts in 2012 compared to 2011 are the direct result of our theater operations that have improved once the Lafayette Road construction was completed in December 2011.

Operating expenses and selling, general and administrative costs during the current three-month period were $247,639, resulting in an operating profit of $12,356, compared to operating expenses of $207,162 for the three months ended June 30, 2011, resulting in an operating loss of $42,841 in the same period in 2011. Operating expenses and selling, general and administrative costs during the current six-month period were $490,730, resulting in an operating profit of $25,504, compared to operating expenses of $391,471 for the six months ended June 30, 2011, resulting in an operating loss of $16,357 in the same period in 2011. Operating expenses for the six-month period have increased because of the increased depreciation expense of our new digital equipment.  Additional operating expenses have been incurred with respect to SEC compliance.

Interest expense for the three months ended June 30, 2012 was $104,318, resulting in a net loss from continuing operations of $91,962. For the three months ended June 30, 2011 the Company had interest expense of $78,079 and recognized a net loss of $120,920. Interest expense for the six months ended June 30, 2012 was $185,708, resulting in a net loss from continuing operations of $160,204. For the six months ended June 30, 2011 the Company had interest expense of $158,499 and recognized a net loss of $174,856.  Interest expense for 2012 is higher because the Company is servicing new debt of $755,971 as of January 27, 2012 with the purchase of the screens and digital equipment for our upgrade of Georgetown 14.

The results of the Georgetown 14 Theater are improving.  Concession and ticket pricing have been increased in the quarter beginning July 1, 2012 to be more consistent with surrounding competition.  We were reluctant to increase pricing until after the city construction projects were completed.

During the first six months of 2012 our theater revenue increased by 40% over the corresponding period in 2011.

Liquidity and Capital Resources

At June 30, 2012 the Company had total assets of $6,276,632 compared to $5,579,290 at December 31, 2011. The Company had total assets consisting of $47,173 in cash, a $10,000 note receivable, $28,260 in accounts receivable, $2,199 in prepaid expenses, $6,102,958 in fixed assets in the Georgetown property, and $86,042 in our customer database. Total assets at December 31, 2011 consisted of a note receivable of $10,000, $19,731 in cash, $5,881 in accounts receivable, $129,062 in our customer database, and fixed assets of $5,414,616.

At June 30, 2012 the Company had $6,155,960 in total liabilities.  Total liabilities include $80,921 in accounts payable, $46,231 in accrued interest, $12,040 in preferred dividends payable, $40,000 in short term notes payable, $309,414 in notes payable to related party, $64,773 in accrued property taxes, $720,562 of digital equipment note, and $4,882,019 of mortgage payable. Total liabilities at December 31, 2011 were $5,355,495, which was comprised of $98,490 in accounts payable, $32,924 in accrued interest, $1,656 in accrued expenses, $9,043 in preferred dividends payable, $40,000 in short term notes payable, $172,626 in notes payable to a related party, $62,893 in accrued property taxes, and $4,937,863 of mortgage payable.

Net cash used in operating activities for the six months ended June 30, 2012 was $38,386, compared to net cash used in operating activities for the six months ended June 30, 2011 of $17,304. During the six months ended June 30, 2012, $795,758 was in used in investing activities.  During the six months ended June 30, 2012,  $861,586 was provided by financing activities. For the same period in 2011 financing activities provided $42,374.

As of June 30, 2012 we had capital commitments consisting of a mortgage for $4,882,019 for our Georgetown property and $720,562 for our digital equipment loan. We are currently focused on increasing revenues from our operations and reducing debt through converting notes payable to common stock. We may also seek funding from unencumbered securities purchases or from lenders offering favorable terms. No assurance can be given that we will be able to obtain the total capital necessary to fund our new business plans, which may have a materially adverse effect on our business, operating results and financial condition.

We require additional capital to supplement our anticipated revenues and fund our continuing operations. We have relied upon advances from officers and shareholders and we have issued stock to finance our operations to this point.

FullCircle currently owes $40,000 in notes payable and $309,414 notes payable to related parties. This increase in debt was a result of our sustaining operations at our Georgetown Theater during the street construction blocking access to our theater during 2011.

Our auditors have expressed concern that historically the Company has experienced losses from operations and negative cash flows from operations since inception. We have negative working capital and a capital deficiency at June 30, 2012. These conditions raise doubt about our ability to continue as a going concern.

Factors That May Impact Future Results

At the time of this report, we had insufficient cash reserves and receivables necessary to meet forecast operating requirements for FullCircle Registry, Inc.  However, our Georgetown 14 Theatre is now producing a positive cash flow.

In the event we are unsuccessful in our efforts to raise additional funds, we will be required to significantly reduce cash outflows and, possibly, discontinue our operations. We need to raise capital to continue to be SEC compliant.  Our failure to obtain financing, or inability to obtain financing on acceptable terms, could require us to limit our plans, incur indebtedness that has high rates of interest or substantial restrictive covenants, issue equity securities that will dilute shareholders, or discontinue all or a portion of our remaining operations.

The current expansion of the Company’s business demands that significant financial resources be raised to fund capital expenditures, working capital needs, and debt service.  Current cash balances and the realization of accounts receivable will not be sufficient to fund the Company’s current business plan for the next twelve months. Consequently, the Company is currently seeking convertible debt and/or additional equity financing in the aggregate amount of at least $500,000, to fund the Company’s acquisition related business plans. Management is currently negotiating with existing shareholders and other accredited investors in order to obtain working capital necessary to meet current and future obligations and commitments.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the six months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There were no stock issues during the three month period ending June 30, 2012..

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

Date: August 14, 2012

/s/ Norman L. Frohreich

Norman L. Frohreich

President

Chief Executive Officer

Chief Financial Officer