Form 10-Q
period 2012-09-30
FULLCIRCLE REGISTRY INC
filed 2012-11-13
CIK 1127993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes      . No  X .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 112,743016 Class A common shares as of October 30, 2012.

FORM 10-Q

FULLCIRCLE REGISTRY, INC.

Table of Contents

			Page
PART I.	Financial Information

	Item 1.	Unaudited Consolidated Financial Statements	3

		Consolidated Balance Sheets for September 30, 2012 (unaudited) and December 31, 2011	3

		Consolidated Statements of Operations for the Three Months Ended September 30, 2012 and 2011, and Nine Months Ended September 30, 2012 and 2011 (unaudited)	4

		Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 (unaudited)	5

		Notes to Consolidated Financial Statements (unaudited)	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

	Item 4.	Controls and Procedures	13

PART II.	Other Information

	Item 1.	Legal Proceedings	14

	Item 1A.	Risk Factors	14

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

	Item 3.	Defaults Upon Senior Securities	14

	Item 4.	Mine Safety Disclosures	14

	Item 5.	Other Information	14

	Item 6.	Exhibits	14

	Signatures		14

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

FullCircle Registry, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
ASSETS	(Unaudited)
Current assets:
Cash	$35,872	$19,731
Notes receivable	10,000	10,000
Accounts receivable	35,607	5,881
Total current assets	81,479	35,612

Fixed assets
Georgetown 14 property	6,372,161	5,576,402
Computers and Equipment	82,928	82,928
Accumulated depreciation	(412,469)	(244,714)
Total fixed assets	6,042,620	5,414,616

Other assets:
Total customer data Base after amortization	64,532	129,062
Total assets	$6,188,631	$5,579,290

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$68,486	$98,490
Accrued expenses	12,475	1,656
Accrued interest	54,450	32,924
Preferred dividends payable	13,556	9,043
Short term notes payable	40,000	40,000
Notes payable - related party	309,414	172,626
Current portion of long term debt	214,566	128,186
Accrued Property tax	102,110	62,893
Total current liabilities	815,057	545,818

Long term liabilities
Digital equipment note	607,939	-
Mortgage payable	4,726,668	4,809,677
Total long term liabilities	5,334,607	4,809,677
Total liabilities	6,149,664	5,355,495

Stockholders equity:
Preferred stock, authorized 10,000,000 shares of $.001 par value
Preferred A, issued and outstanding is 10,000	10	10
Preferred B, issued and outstanding is 300,600	300	300
Common stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding 112,743,016 and 110,130,620 shares, respectively	112,743	110,130
Additional paid-in capital	8,638,181	8,557,078
Accumulated deficit	(8,712,266)	(8,443,723)
Total Stockholders' equity	38,968	223,795
Total liabilities and stockholders' deficit	$6,188,632	$5,579,290

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30

	2012	2011	2012	2011

Revenues	$497,083	$331,661	$1,410,722	$985,062

Cost of sales	227,525	165,071	624,930	443,358

Gross profit	269,558	166,590	785,792	541,704

Operating expenses

Selling, general & administrative	312,166	293,195	802,895	684,667

Total operating expenses	312,166	293,195	802,895	684,667

Operating income (loss)	(42,608)	(126,605)	(17,103)	(142,963)

Other income (expense)

Interest expense	(61,216)	(78,490)	(246,925)	(236,988)

Total other income (expense)	(61,216)	(78,490)	(246,925)	(236,988)

Net loss before income taxes	(103,824)	(205,095)	(264,028)	(379,951)

Income taxes	-	-	-	-

Net loss	$(103,824)	$(205,095)	$(264,028)	$(379,951)

Net basic and fully diluted loss per share	$(0.001)	$(0.002)	$(0.002)	$(0.004)

Weighted average shares outstanding	111,656,759	104,774,626	111,640,725	103,053,948

The accompanying notes are an integral part of these financial statements

FullCircle Registry, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months
	Ended September 30,
	2012	2011
Cash flows from operating activities
Net loss	$(264,028)	$(379,951)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation & amortization	232,285	184,206
Change in assets and liabilities
(Increase) decrease in prepaid expenses	-	(5,000)
(Increase) decrease in accounts receivable	(29,726)	-
Increase (decrease) in accounts payable	(30,007)	4,578
Increase (decrease) in accrued interest	21,526	6,294
Increase (decrease) in accrued expenses	50,036	(86)
Net cash provided by (used in) operating activities	(19,914)	(189,873)

Cash flows from investing activities
Purchase of digital equipment	(795,758)	-
Net cash provided by (used in) investing activities	(795,758)	-

Cash flows from financing activities
Payments on mortgage payable	(87,506)	(85,098)
Payments on digital equipment financing payable	(57,155)	-
Proceeds from notes payable related parties	136,788	76,626
Proceeds from digital equipment loan	755,971	-
Proceeds from sale of common stock	35,000	158,448
Stock issued for services	48,715	49,555
Net cash provided by financing activities	831,813	199,531

Net increase (decrease) in cash	16,141	9,572

Cash and cash equivalents at beginning of period	19,731	6,738
Cash and cash equivalents at end of period	$35,872	$16,310
Supplemental cash flow information
Cash paid for:
Interest	$225,399	$230,694
Income Taxes	$-	$-
Non-cash transactions
Unpaid dividends	$13,556	$7,527
Stock issued for accounts payable and accrued interest	$-	$7,055
Stock issued for notes payable and accrued interest	$-	$-
Stock issued for services	$48,715	$49,555

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

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2011, Annual Report on Form 10-K. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

NOTE 2. GOING CONCERN.

The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered recurring losses, negative working capital and is dependent upon raising capital to continue operations. The Company has incurred losses resulting in an accumulated deficit of $8,712,266 and $8,443,723 as of September 30, 2012 and December 31, 2011, respectively.

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

NOTE 3. STOCKHOLDERS’ EQUITY

During the three-month period ending September 30, 2012 the company issued 500,000 shares for services at $.01 per share and 610,396 shares were issued for services at $.04 per share.  During the three-month period ending March 31, 2012 the Company issued 875,000 shares of common stock for operating capital, at $.04 per share, to accredited investors, and issued 627,000 restricted shares for services at $.04 per share.

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

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of September 30, 2012 and December 31, 2011.

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

Common stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding 112,743,016 on October 30, 2012 and 110,130,620 on December 31, 2011. The common stock has one vote per share. The common stock is traded on the OTCBB under the symbol FLCR.

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

Our intention is to expand our movie operations once a favorable economic environment returns.

As a result of the Company’s movie theater activities and conversion of certain notes payable to equity, FullCircle Registry, Inc. has a positive net worth of $38,968as of September 30, 2012.

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

Year to date our theater operations revenues have improved by approximately 40% and during the most recent quarter ended September 30, those revenues increased by 50% over the previous year’s period.  During the most recent month of October 2012 the revenues increased by 70% over October 2011.

Additional theater acquisitions were suspended until the Georgetown 14 complex returns to profitability.

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

Our theater subsidiary, FullCircle Entertainment, Inc. realized revenues of $1,407,650 during the first nine months of 2012 compared to the first nine month period in 2011 of $983,708, which, was an increase of $423,942, or 43%.  Due to the cost of financing our new equipment, we increased our concession prices.  On August 1, 2012 we increased our movie ticket prices by $.50 in all pricing categories.  Georgetown 14 has always been very competitive in pricing and generally below our competition in that area.  We expect that this pricing increase will not have a material impact on our attendance.

The Board of Directors elected to increase our ticket and concession pricing beginning on November 9, 2012.  Recent wholesale concession price increases of 20% have forced us into this move.  The ticket rental fees from the movie companies have also increased.  In some situations we have experienced movie rental fees as high as 70%; however, with some top releases we are unable to alter ticket pricing just based on the popularity of the movie.  These increases should show positive results in the fourth quarter.

In August 2012 we re-negotiated our Georgetown property mortgage and have managed to reduce our interest cost from 6.0% to 5.25%, which will significantly reduce our interest expense.  Our mortgage for the Georgetown property has been paid down to $4,850,357,726,668 as of September 30, 2012.

We expect our revenue increase to continue as long as our motion picture distributors continue to release high demand movies.  The month of July and October have shown promising results.

On July 1, 2012 we moved all of our accounting and management into our corporate offices at Shelbyville.  On July 1, we appointed Mitchell Bryson as COO of FullCircle Entertainment, Inc.  Mr. Bryson has an extensive consulting history in movie theater management and owns his own theater in Shelbyville, Indiana.  Mr. Frohreich will continue on as the CEO of FullCircle Entertainment, Inc.

Additional theater acquisitions are always under review.  Any selection of a theater must have a competitive advantage.  We consider a competitive advantage to have a history of profitability, considerable distance from a competitor, modern facilities, reasonable terms, acquisition for stock, and other important identified criteria.

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

Because of the current economic climate, additional capital has been difficult to obtain.  All activities in FullCircle Insurance Agency, Inc. are on hold until our economic climate improves.  Upon the completion of obtaining adequate working capital we plan to proceed with the FullCircle Insurance Agency business plan.

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

We have built the marketing programs and are ready for the expansion of this business however we must acquire additional capital to enable us to begin the marketing phase of our FullCircleRx.com business plan.

Our customers are serviced by Canada Drugs, the largest mail order pharmacy in Canada.  Our Shop the World shopping cart takes our customers directly into contact with Canada Drugs where prescriptions are priced from several FDA approved manufacturers around the world. All prescriptions are priced on a daily basis to allow our customers to shop for the best pricing.  By law in Canada, a licensed pharmacist reviews and approves each and every prescription.

Limited working capital has prevented us from opening up our own marketing channels for the prescription service assistance.  Given the difficulties of the new government programs and regulations, and increased cost of prescriptions, we believe that our prescription service assistance has good potential.  This business model may again be worth expansion, depending on the regulatory climate in our business.

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

Results of Operations for the Three-Month and Nine Months Periods Ended September 30, 2012 and 2011.

Revenues during the three months ended September 30, 2012 were $497,083, with a cost of sales of $227,525 yielding a gross profit of $269,558. This compares with $331,661 in revenues for the same period in 2011, with cost of sales of $165,071, yielding a gross profit of $166,590. Revenues during the nine months ended September 30, 2012 were $1,410,722, with a cost of sales of $624,930, yielding a gross profit of $785,792. This compares with $985,062 in revenues for the same period in 2011, with cost of sales of $443,358, yielding a gross profit of $541,704. The increased amounts in 2012 compared to 2011 are the direct result of our theater operations that have improved once the Lafayette Road construction was completed in December 2011.  In addition we have experienced improved movie releases that have been more popular than the corresponding period last year.

Operating expenses and selling, general and administrative costs during the current three-month period were $312,166, resulting in an operating loss of $42,608, compared to operating expenses of $293,195 for the three months ended September 30, 2011, resulting in an operating loss of $126,605 in the same period in 2011. Operating expenses and selling, general and administrative costs during the current nine-month period were $802,895, resulting in an operating loss of $17,103, compared to operating expenses of $684,667 for the nine months ended September 30, 2011, resulting in an operating loss of $142,963 in the same period in 2011. Operating expenses for the nine-month period have increased because of the increased depreciation expense of our new digital equipment however; we are reducing our operating losses and expect further improvement in the fourth quarter.  Additional operating expenses have been incurred with respect to SEC compliance as well.

Interest expense for the three months ended September 30, 2012 was $61,216, resulting in a net loss from continuing operations of $103,824.  Interest expense has been reduced because of the favorable negotiation to reduce our mortgage interest rate in July this year.  For the three months ended September 30, 2011 the Company had interest expense of $78,490 and recognized a net loss of $205,095. Interest expense for the nine months ended September 30, 2012 was $246,925, resulting in a net loss from continuing operations of $264,028. For the nine months ended September 30, 2011 the Company had interest expense of $236,988 and recognized a net loss of $379,951.  Interest expense for 2012 is higher because the Company is servicing new debt of $755,971 as of January 27, 2012 with the purchase of the screens and digital equipment for our upgrade of Georgetown 14.

Summary of Operations

The P&L for the Georgetown 14 property investment is improving.  We continue to have a strong relationship with Save-a-Lot Grocery store, our tenant, with annual revenue of $136,740 from our long-term lease.  Concession and ticket pricing have been increased in the quarter beginning July 1, 2012 and will be increased again in November to be more consistent with surrounding competition and to be responsive to recent increases in ticket costs, concession supplies and property taxes.  Early this year we were reluctant to increase pricing until after the city street construction projects were completed.

During the first nine months of 2012 our theater revenue increased by 43% over the corresponding period in 2011. Also, during the first nine months our operating loss for FullCircle Entertainment, Inc., was reduced by 88% from last year.

Non-cash expenses for the nine-month period are depreciation expense of $167,755 and amortization expense of 64,530 for a total of $232,285.  With our YTD loss of $264,028 we are moving closer to a cash flow positive performance.

Liquidity and Capital Resources

At September 30, 2012 the Company had total assets of $6,188,631 compared to $5,579,290 at December 31, 2011. The Company had total assets consisting of $35,872 in cash, a $10,000 note receivable, $35,607 in accounts receivable, $6042,620 in fixed assets in the Georgetown property, and $64,532 in our customer database. Total assets at December 31, 2011 consisted of a note receivable of $10,000, $19,731 in cash, $5,881 in accounts receivable, $129,062 in our customer database, and fixed assets of $5,414,616.

At September 30, 2012 the Company had $6,149,664 in total liabilities.  Total liabilities include $68,486 in accounts payable, $12475 in accrued expenses, $54,450 in accrued interest, $13,556 in preferred dividends payable, $40,000 in short term notes payable, $309,414 in notes payable to related party, $214,566 current portion of long term debt, $102,110 in accrued property taxes, $607,939 for digital equipment note, and $4,726,668 of mortgage payable. Total liabilities at December 31, 2011 were $5,355,495, which was comprised of $98,490 in accounts payable, $32,924 in accrued interest, $1,656 in accrued expenses, $9,043 in preferred dividends payable, $40,000 in short term notes payable, $172,626 in notes payable to a related party, $62,893 in accrued property taxes, and $4,937,863 of mortgage payable.

Net cash used in operating activities for the nine months ended September 30, 2012 was $19,914, compared to net cash used in operating activities for the nine months ended September 30, 2011 of $189,973. During the nine months ended September 30, 2012, $795,758 was in used in investing activities.  During the nine months ended September 30, 2012,  $831,813 was provided by financing activities. For the same period in 2011 financing activities provided $199,531.

As of September 30, 2012 we had capital commitments consisting of a mortgage for $4,850,357 for our Georgetown property and $607,939 for our digital equipment loan. We are currently focused on increasing revenues from our operations and reducing debt through converting notes payable to common stock. We may also seek funding from unencumbered securities purchases or from lenders offering favorable terms. No assurance can be given that we will be able to obtain the total capital necessary to fund our new business plans, which may have a materially adverse effect on our business, operating results and financial condition.

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

Our auditors have expressed concern that historically the Company has experienced losses from operations and negative cash flows from operations since inception. We have negative working capital and a capital deficiency at September 30, 2012. These conditions raise doubt about our ability to continue as a going concern.

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

The current expansion of the Company’s business demands that some financial resources be raised to fund capital expenditures, working capital needs, and debt service.  Current cash balances and the realization of accounts receivable will not be sufficient to fund the Company’s current business plan for the next twelve months. Consequently, the Company is currently seeking convertible debt and/or additional equity financing in the aggregate amount of at least $500,000, to fund the Company’s acquisition related business plans. Management is currently negotiating with existing shareholders and other accredited investors in order to obtain working capital necessary to meet current and future obligations and commitments.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the nine months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 9, 2012

/s/ Norman L. Frohreich

Norman L. Frohreich

President

Chief Executive Officer

Chief Financial Officer