Form 10-K
period 2012-12-31
FULLCIRCLE REGISTRY INC
filed 2013-03-29
CIK 1127993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

 X .

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Yes  X .or No      .

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

The aggregate market value of the voting stock of the registrant held by non-affiliates (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the registrant’s common stock) of the registrant as of June 30, 2012 was approximately $4,199,973 for 69,999,558 shares at $.06 per share.

The number of shares outstanding of the issuer's Common Stock, as of December 31, 2012 was 112,743,016.

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

Our Current Business:

Our current business plan targets the acquisition of small profitable businesses.  FullCircle Registry, Inc. has become a holding company with three subsidiaries.  They are FullCircle Entertainment, Inc., FullCircle Insurance Agency, Inc. and FullCircle Prescription Services, Inc.  Target companies for future acquisition are those in search of exit plans for the owners and are intended to continue autonomous operations as current ownership is phased out over a period of 3-5 years.

FullCircle Entertainment, Inc.

In 2010 we established a new company, FullCircle Entertainment, Inc. (“FullCircle Entertainment”) for the purpose of acquiring movie theaters and other entertainment venues.

On December 31, 2010, FullCircle Entertainment purchased Georgetown 14 Cinemas, a movie theater complex property at 3898 Lafayette Road, Indianapolis, Indiana 46224.

A summary of the Georgetown 14 acquisition follows:

•

The 8-acre property purchase price was $5.5 million.

•

The appraised value was $7.85 million.

•

Assumed mortgage was $5,047,841 with issuance of Company stock valued at $452,159.

•

24 employees.

In 2012 the FullCircle Entertainment, Inc., company revenues improved by 45% over 2011 with our gross profit improving by 48.4% for the same period. For the 2012-year our Earnings Before Interest and Taxes (EBIT) profits improved by 65% to $173,970 and our Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA) profits improved 50% to $402,064.

Street construction near the theater was completed in early January 2012, which allowed for the local businesses to return to normal business activities in 2012.  In addition, the neighboring Lafayette Square Mall is continuing to improve which should have a positive impact on the property values in the area in the future.

Additional acquisitions were suspended in 2011 and 2012 until the economic climate recovered and until the Georgetown 14 complex returns to profitability.  During the fourth quarter FullCircle Entertainment, Inc. experienced positive cash flow.

In January 2012 we converted all of our screens to a digital format and installed 3D capability at a cost of $790,000.  A neighboring theater has announced that it will be closing because it has not upgraded their theater from conventional 35MM projection to digital projection.  It is generally expected that by the end of 2013 major movie companies will no longer offer 35MM projection.  The digital format offers a crisper view and allows the exhibition of 3D movies on two of our silver screens. Two of our theaters had been previously converted to digital prior to 2012.

In July 2012 we renegotiated the mortgage on our Georgetown 14 property resulting in a reduction of ¾ percentage point in the interest rate. In March 2013 we again renegotiated the mortgage, resulting in a further reduction of a half percentage point.    Also, in March 2013 our digital equipment note interest rate was renegotiated down by 2 percentage points.

In November 2012 we increased pricing of our tickets and concessions to be in line with other competing full service digital theaters in our area.

We also developed a new web page for the Georgetown 14 Theater allowing for a more complete patron information center.  The new site is: www.georgetowncinemas.com.    Our patrons can now find us on Facebook, and Twitter, and sign up for our weekly newsletter keeping them informed about the upcoming movies and news about our Georgetown improvements and community events.

In early 2013, we have decided to begin a major upgrade to Georgetown 14 with more signage and a complete remodel of our concession area as well as our lobby area.  New furniture will be installed allowing a place for our patrons to meet and enjoy our enhanced concession menu as well as enjoy our new WiFi hot spots throughout the theater.  All employees will be provided upgraded uniforms with brighter colors.

In addition to operating the Georgetown 14 Theater, we lease a portion of the premises to a grocery store pursuant to a 25 year lease with incremental inflationary clauses.  We receive $11,395 in revenues from this lease on a monthly basis.

FullCircle Insurance Agency, Inc.

The FullCircle Insurance Agency, Inc. was founded in August 2008, but is currently inactive.  Until adequate funding is available, any operations of this company have been placed on hold.

FullCircle Prescription Services, Inc.

In 2006, we acquired the assets of AMPO II, Inc. (“AMPO II”), a Kentucky corporation, including its 68,000-customer database.  We currently own all of the database, software, equipment, and the records from AMPO II.

FullCircle Prescription Services, Inc. was established for the purpose of handling our new prescription assistance services program. The company’s mission is to assist our customers to find medications at discounted rates worldwide in our “Shop the World” program. FullCircle Prescription Services, Inc. will not dispense any medications nor handle any prescriptions.  We will be functioning only as a customer assistance program.  FullCircle Prescription Services, Inc. has begun minimal operations however, given the current political climate the company has elected to suspend the marketing efforts to expand this business model.

Our web pages:  www.fullcircleRx.com and www.medshelp4U.com have been launched and are operational.   Our customers can Shop the World and subscribe to our services online.

Our customers are serviced by a large reputable mail order pharmacy in Canada.  Our Shop the World shopping cart takes our customers directly into our partner pharmacy where prescriptions are priced from several FDA approved manufacturers around the world.  All prescriptions are priced on a daily basis to allow our customers to shop for the best pricing.  By law in Canada, a licensed pharmacist reviews and approves each and every prescription.

Until a more favorable political climate exists we have discontinued the marketing events for the advancement of FullCircle Prescription Services, Inc.  Up until 2009 the political trend was to support the re-importation of generic drugs to assist in combating the increasing expense of medications.  However since that time the political trend has reversed and this direction is not currently supported.  We are still operational but have elected to not expend any marketing funds at this time.

Competition:

The motion picture exhibition industry is fragmented and highly competitive. Our theaters compete against regional and independent operators as well as the larger theatre circuit operators.

Our operations are subject to varying degrees of competition with respect to film licensing, attracting customers, and obtaining new theater sites. In those areas where real estate is readily available, there are few barriers preventing competing companies from opening theaters near our existing theater, which may have a material adverse effect on our revenues. Demographic changes and competitive pressures can also lead to a theater location becoming impaired.

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

The movie theater industry is dependent upon the timely release of first run movies.  Ticket sales and concession sales are influenced by the availability of top producing movies.  At times, our revenues are impacted by the shortage of first run movies.  During the year we experience “slow” releases from the movie companies in January through March and then again during the late summer from August through October.  We have opened up more international movies with a strong following for Hindi-language “Bollywood” films from India.  In addition, other international movies will be shown during our seasonal slow periods.

In 2013 we are expanding into sporting events such as world soccer, cricket, and possibly NFL playoff games and the World Series to provide large screen viewing of these sporting events.  We are taking an aggressive posture to expand into business conference sessions during “dead” screen time to facilitate the anticipated increase in demand for “upload and download” communication with enhanced WiFi and dish communication systems.

On February 4, FullCircle Registry, Inc., entered into an agreement with HFP Capital Markets. This relationship was developed for the purpose of expanding our Mergers and Acquisitions activities and the access to capital to fund new acquisitions.

Employees:

FullCircle Registry, Inc., and its subsidiaries have employee levels generally ranging between 20 to 28 employees/officers depending on seasonal needs.   We have never experienced employment-related work stoppages and consider that we maintain good relations with our personnel.

ITEM 1A. Risk Factors

As a “smaller reporting company” we are not required to respond to this item.

ITEM 1B. Unresolved Staff Comments

As a “smaller reporting company” we are not required to respond to this item.

ITEM 2. Properties

Our principal executive offices are located at 161 Alpine Drive, Shelbyville, KY 40065. Our telephone number is 502-410-4500.  Our office consists of approximately 1,200 square feet of office space, leased for $750 per month on a month-to-month basis.  We have elected to maintain a month-to-month agreement should acquisitions dictate the moving of our corporate offices.

We also own the Georgetown 14 movie complex located at 3898 Lafayette Road, Indianapolis, Indiana 46224.  The property currently houses a 14 movie theatre complex, which is owned and operated by us and a grocery store, which is owned and operated by an independent third party under a 25 year lease with us.

ITEM 3.  Legal Proceedings.

We are not currently subject to any material pending legal proceedings.

ITEM 4. Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the OTC Bulletin Board, or OTCBB, under the trading symbol FLCR.

The following table sets forth, for the periods indicated, the high and low closing prices as reported by OTCBB for our common stock for fiscal years 2011 and 2012 and the latest information in the first quarter 2013. The OTCBB quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	High	Low	Close
2013
January	0.03	0.02	0.03
February	0.10	0.01	0.09
March Through March 15	0.10	0.03	0.086

2012
First Quarter	0.10	0.03	0.06
Second Quarter	0.06	0.06	0.06
Third Quarter	0.05	0.04	0.05
Fourth Quarter	0.05	0.01	0.03

2011
First Quarter	0.10	0.032	0.04
Second Quarter	0.068	0.025	0.068
Third Quarter	0.07	0.07	0.07
Fourth Quarter	0.06	0.06	0.06

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

The number of record holders of our common stock at March 15, 2013 was approximately 640.

ITEM 6.  Selected Financial Data

As a “smaller reporting company” we are not required to respond to this item.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

New Business plan and new direction

In recent years we reorganized into three companies, for our entertainment, insurance agency and prescription operations.   In 2010 we purchased our first property in Indianapolis, Indiana that contains the Georgetown 14 Theater.  Revenues for 2011 and 2012 were predominantly from the movie theater operations.  FullCircle Insurance Agency, Inc. and FullCircle Prescriptions, Inc. are currently inactive, pending funding to begin operations.

Results of Operations

Revenue:

Revenues during the year ended December 31, 2012 were $1,865,468 with cost of sales of $867,600 yielding a gross profit of $997,868. This compares to revenues of $1,288,330 with cost of sales of $616,484 yielding a gross profit of $671,846 for the same period in 2011.

Operating expenses and other costs during the year ended December 31, 2012 were $1,070,434 resulting in an operating loss of $72,566 compared to the operating expenses of $929,244 resulting in an operating loss of $257,398 for the same period in 2011.

Interest expense for the year ended December 31, 2012 was $363,677 and miscellaneous income was $66,459 resulting in a net loss from continuing operations of $369,784.  By comparison, interest expense for the year ended December 31, 2011 was $312,904 resulting in a net loss from continuing operations of $570,302.

In 2012 we began to experience improved revenues from our acquisition in Indianapolis because of the transition to digital projection from 35mm projection and the resulting improved attendance.  Our 2013 revenues are expected to continue to improve because of the planned improvements to the Georgetown Theater.  However, we remain dependent on first run releases from the movie companies to generate our revenue with the theater.  Additional revenues may occur in 2013 from anticipated acquisitions.

Legal, Accounting, Amortization and Depreciation Expenses:

A large portion of our 2012 parent company operating expenses were the result of SEC compliance requirements for our 2012 10K and three 10Q SEC filings.  In addition, in 2012, we expensed $86,040 for the amortization of our database, and $228,094 was expensed for the depreciation of our Georgetown 14 property, which was included in our total operating expenses.

Liquidity and Capital Resources:

As of December 31, 2012, the Company had assets in the amount of $6,099,484 compared to assets in the amount of $5,579,290 at December 31, 2011.  The Company had total assets principally consisting of $34,469 in cash, $39,177 in accounts receivable, $535 prepaid expenses, $5,982,281 in property and equipment related to the acquired movie theater and $43,022 investment in the 68,000 name database. Total assets at December 31, 2011 consisted of $19,731 in cash, a $10,000 note receivable, $5,881 accounts receivable, $129,062 investment in the customer database and $5,414,616 in property and equipment.

In the quarter ended September of 2008, we began depreciating our database on a 15-year amortization plan of expensing $6,146 per quarter. In the quarter ended September of 2009 we revised our database amortization schedule from 15 years to 5 years.  The expense associated with this amortization schedule is now $21,510 per quarter.  The amortization expense expires in the second quarter 2013.

On December 31, 2012, the Company had $6,167,787 in total liabilities.  Current liabilities included $53,071 in accounts payable, $11,141 in accrued expenses, $62,834 in accrued interest, $15,071 preferred dividends payable, current note payable of $40,000, $359,414 notes payable – related party, current mortgage payable and equipment loan of $264,189, $125,965 property tax accrual, digital equipment note of $584,211, and long term mortgage payable of $4,651,891.

On December 31, 2011, the Company had $5,355,495 in total liabilities.  Current liabilities included $98,490 in accounts payable, $1,656 in accrued expenses, $32,924 in accrued interest, $9,043 preferred dividends payable, current note payable of $40,000, $172,626 notes payable – related party, current mortgage payable of $128,186, $62,893 property tax accrual, and long term mortgage payable of $4,809,677.

Net cash provided by operating activities for the year ended December 31, 2012 was $16,282 compared to net cash used of $162,007 in the year ended December 31, 2011.  During the year ended December 31, 2012 $794,214 was provided by financing activities compared to $175,000 provided by financing activities in 2011 and $795,758 was used in investing activities in 2012.

On December 15, 2012, in an effort to secure additional operating capital and to pay down accounts payable and notes payable, the Company authorized the sale up to 5,000,000 shares at the rate of $.02 per share, for gross proceeds of $100,000.  No shares were sold for this offering in 2012 however we received $70,000 in funds in January of 2013. In 2011 we offered 2,500,000 shares at a price of $.04 per share and received $35,000 during 2012 from this offering.  In addition, in 2012, in an effort to secure additional capital to cover operations at our Georgetown 14 Theater, we borrowed $186,788, represented by promissory note agreements from some of our major stockholders represented by promissory notes.  Also in 2011 we borrowed $172,626 from some of our major stockholders for working capital.  In November 2011 we discharged a $25,000 note by issuance of 833,334 restricted shares at $.03 per share.

On December 31, 2012 our net worth was ($68,303) as compared to a net worth of $223,795 on December 31, 2011.

We are currently focused on developing revenues from our entertainment division, our future acquisitions and reducing debt through converting notes payable to common stock when our common stock price provides a reasonable conversion ratio.  At this time, we have no contracts, agreements, or understandings for additional funding, nor can any assurance be given that we will be able to obtain this capital on acceptable terms, if at all.  In such an event, this may have a materially adverse effect on our business, operating results and financial condition.  If the need arises, we may offer a private placement or attempt to obtain funding through the use of various types of short term funding, loans or working capital financing arrangements from financial institutions and or shareholders. No assurance can be given that we will be able to obtain the total capital necessary to fund our new business plans.  In such an event, this may have a materially adverse effect on our business, operating results and financial condition.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph, attain profitable operations and acquire profitable companies.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Critical Accounting Policies and Estimates:

The Company’s discussion and analysis of its financial condition and results of operations are based upon its financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements may have required the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures.  On an ongoing basis the Company evaluates estimates, including those related to bad debts, inventories, fixed assets, contingencies and litigation.  Provided the company is profitable in 2013 our loss carry forward would eliminate cash needs for income taxes.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of the Company’s judgments on the carrying value of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.

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

ITEM 8.  Financial Statements and Supplementary Data

The financial statements of the Company and notes thereto appear on page F-1 and are incorporated herein by reference

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting; as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Our external consultants responsible for the preparation of our financial reporting package identified this material weakness. The aforementioned material weaknesses did not impact our financial reporting or result in a material misstatement of our financial statements.  As of December 31, 2012 we have not taken action to correct the material weaknesses identified in our disclosure controls and procedures.

We have engaged an outside CPA with SEC related experience to assist in correction of these material weaknesses. In addition we appointed an accountant to provide financial statements on a monthly basis and to assist with the preparation of our SEC financial statements, which will allow for proper segregation of duties as well as additional manpower for proper documentation.

Because of the material weakness described above, management concluded that, as of December 31, 2012 our internal control over financial reporting was not effective based on the criteria established in Internal Control-Integrated Framework issued by COSO.

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

ITEM 9B.  Other Information.

None.

PART III

ITEM 10.  Directors, Executive Officers, and Corporate Governance

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Since
Alec G. Stone	71	Chairman of the Board	2012
Carl R. Austin	72	Director	2012
Norman Frohreich	70	Director, President, CEO/CFO	2007

Alec G. Stone, Chairman

Mr. Stone has been an attorney in private practice since 1968.  Mr. Stone is not currently serving on the Board of any other public company.  Mr. Stone is a major stockholder of the Company.

Carl R. Austin.

Mr. Austin holds a B.S. degree from Indiana University. Mr. Austin is a retired developer and operator of supermarkets, shopping centers and various other businesses. He is not on the board of directors of any other public company.  Mr. Austin is a major stockholder of the Company.

Norman L. Frohreich, President and CEO/CFO and Director.

Mr. Frohreich joined the Company as a consultant and the CFO in March 2007 to develop the new business plans and design the new infrastructure for the complete transition of the company into that new business model.  In August 2007 Mr. Frohreich was elected to the Board of Directors.  On December 5, 2007 Mr. Frohreich was appointed as President and CEO.  Mr. Frohreich owns his own consulting firm and prior to the FullCircle appointment he providing services to the business community.  He holds a degree in Economics from Purdue University with emphasis in financial management.

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller.  Our Code of Ethics was included as an exhibit to our annual report on Form 10-K for the year ended December 31, 2004

ITEM 11.  Executive Compensation.

Compensation of Directors:

Directors will be paid 250,000 shares per year for their services. The directors received no compensation in 2012.

Compensation of Officers:

The following table lists the compensation received by our former and current officers over the last two years.

SUMMARY COMPENSATION TABLE

Name	Position	Year	Salary	Stock	Other	Total
Alec Stone (1)	Chairman	2012	-	-	-	-
Carl Austin (2)	Director	2012	-	-	-	-
Norman Frohreich	Dir/CEO/CFO	2012	-	-	-	-
Brion Tinsley (4)	VP Operations FCPS	2012	-	$ 2,500	-	$ 2,500

Isaac Boutwell (3)	Chairman	2011	-	-	-	-
Dave Allen (3)	Director	2011	-	-	-	-
Norman Frohreich	Dir/CEO/CFO	2011	-	$ 20,000	-	$ 20,000
Brion Tinsley	VP Operations FCPS	2011	-	$ 5,000	-	$ 5,000

1. New Chairman July 2012
2. New Director July 2012
3. Resigned June 2012
4. Resigned December 2012

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of December 31, 2012 the name and shareholdings of each director, officer and stockholders holding more than five percent of the Company’s outstanding shares.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

		Number of Shares
Name and Address	Title of Class	Beneficially Owned	% of Shares

Alec G. Stone (1)
830 Lawrence St.
Brandenburg, KY 40108	Common	18,651,855	16.54%

Carl Austin (2)
624 River Edge Rd.
Brandenburg, Ky 40108	Common	13,624,499	12.08%

Norman Frohreich (2)(3)(4)(5)
1014 Hidden Meadow Ln.
Middlebury, IN 46540	Common	10,393,190	9.22%

All as a group	Common	42,669,544	37.85%

(1) Chairman
(2) Director
(3) Officer
(4) Includes 3,213,400 shares attributable to family members of Norman Frohreich
(5) Includes 2,215,514 shares attributable to Norlander Information Services, Inc.

ITEM 13.  Certain Relationships and Related Transactions and Director Independence

None

Audit and Audit-Related Fees:

ITEM 14.  Principal Accounting Fees and Services.

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of FullCircle’s annual financial statement and review of financial statements included in FullCircle’s Form 10-K and 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were:

Rodefer Moss & Company PLLC $37,500 in 2012

Rodefer Moss & Company PLLC $37,000 and Morrill & Associates, LLC $3,000 in 2011.

Tax Fees:

There were no fees for tax compliance, tax advice and tax planning to our auditors for the fiscal years 2012 and 2011.

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

Date:  March 29, 2013

FullCircle Registry, Inc.

By:  /s/ Norman L. Frohreich

Norman L. Frohreich

President, Chief Executive Officer, and

Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 29, 2013

By: /s/ Alec G. Stone

Alec G. Stone

Director

Date:  March 29, 2013

By: /s/ Carl R. Austin

Carl R. Austin

Director

Date:   March 29, 2013

By: /s/ Norman L. Frohreich

Norman L. Frohreich

President

Chief Executive Officer

Principal Accounting Officer

Director

FullCircle Registry, Inc.

Consolidated Financial Statements for the Period Ended

December 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

FullCircle Registry, Inc.

We have audited the accompanying consolidated balance sheets of FullCircle Registry, Inc. (a Nevada Corporation) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FullCircle Registry, Inc. and subsidiaries as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that FullCircle Registry, Inc. will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, FullCircle Registry, Inc. has suffered recurring losses from operations and has a net working capital deficiency that raises substantial doubt about the company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Rodefer Moss & Co., PLLC

Rodefer Moss & Co., PLLC

New Albany, Indiana

March 29, 2013

FullCircle Registry, Inc.

Consolidated Balance Sheets

ASSETS
	December 31,	December 31,
	2012	2011

Current assets:
Cash	$34,469	$19,731
Notes receivable	0	10,000
Accounts receivable	39,177	5,881
Prepaid expenses	535	-
Total current assets	74,181	35,612

Fixed assets
Georgetown 14 property	6,372,161	5,576,402
Computers and Equipment	82,928	82,928
Accumulated depreciation	(472,808)	(244,714)
Total fixed assets	5,982,281	5,414,616

Other assets:
Total customer data Base after amortization	43,022	129,062
Total assets	$6,099,484	$5,579,290

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$53,071	$98,490
Accrued expenses	11,141	1,656
Accrued interest	62,834	32,924
Preferred dividends payable	15,071	9,043
Short term notes payable	40,000	40,000
Notes payable - related party	359,414	172,626
Current portion of long term debt	264,189	128,186
Accrued Property tax	125,965	62,893
Total current liabilities	931,685	545,818

Long term liabilities
Digital equipment note, less current portion	584,211	-
Mortgage payable, less current portion	4,651,891	4,809,677
Total long term liabilities	5,236,102	4,809,677
Total liabilities	6,167,787	5,355,495

Stockholders:
Preferred stock, authorized 10,000,000 shares of $.001 par value
Preferred A, issued and outstanding is 10,000	10	10
Preferred B, issued and outstanding is 300,600	300	300
Common stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding 112,743,016 and 110,130,620 shares, respectively	112,743	110,130
Additional paid-in capital	8,638,180	8,557,078
Accumulated deficit	(8,819,536)	(8,443,723)
Total Stockholders' equity	(68,303)	223,795
Total liabilities and stockholders' deficit	$6,099,484	$5,579,290

The accompanying notes are an integral part of these consolidated financial statements

FullCircle Registry, Inc.

Consolidated Statements of Operations

	For the years
	Ended December 31,
	2012	2011

Revenues	$1,865,468	$1,288,330

Cost of sales	867,600	616,484

Gross profit	997,868	671,846

Operating expenses

Selling, general & administrative	1,070,434	929,244

Total operating expenses	1,070,434	929,244

Operating loss	(72,566)	(257,398)

Other income (expense)

Interest expense	(363,677)	(312,904)

Miscellaneous Income	66,459	-

Total other income (expense)	(297,218)	(312,904)

Net loss before income taxes	(369,784)	(570,302)

Income taxes	-	-

Net loss	$(369,784)	$(570,302)

Net basic and fully diluted loss per share	$(0.003)	$(0.005)

Weighted average shares outstanding	111,560,574	104,294,924

The accompanying notes are an integral part of these consolidated financial statements

FullCircle Registry, Inc.

Consolidated Statements of Cash Flows

	For the Twelve Months
	Ended December 31,
	2012	2011
Cash flows from operating activities
Net loss	$(369,784)	$(570,302)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities

Depreciation & amortization	314,134	247,826
Stock issued for services	48,715	54,555
Change in assets and liabilities
(Increase) decrease in prepaid expenses	(535)	-
(Increase) decrease in accounts receivable	(33,296)	(5,881)
Increase (decrease) in accounts payable	(45,419)	36,610
Increase (decrease) in accrued interest	29,910	12,638
Increase (decrease) in accrued expenses	72,557	62,547
Net cash provided by (used in) operating activities	16,282	(162,007)

Cash flows from investing activities
Purchase of fixed assets	(795,758)
Net cash provided by (used in) investing activities	(795,758)	-

Cash flows from financing activities
Purchase of fixed assets	-	(76,402)
Payments on mortgage payable	(121,679)	(109,978)
Payments on digital equipment financing payable	(111,653)	-
(Increase) decrease in notes receivable	10,000	-
Proceeds from notes payable related parties	186,788	172,626
Payment of notes payable	-	(25,000)
Proceeds from digital equipment loan	795,758	-
Proceeds from sale of common stock	35,000	213,754
Stock issued for services	-	-
Net cash provided by financing activities	794,214	175,000

Net increase (decrease) in cash	14,738	12,993

Cash and cash equivalents at beginning of period	19,731	6,738
Cash and cash equivalents at end of period	$34,469	$19,731
Supplemental cash flow information
Cash paid for:
Interest	$333,767	$300,266
Income Taxes	$-	$-
Non-cash transactions
Unpaid dividends	$6,029	$6,037
Stock issued for accounts payable and accrued interest	$-	$35,306
Stock issued for notes payable and accrued interest	$-	$-
Stock issued for services	$48,715	$54,555

The accompanying notes are an integral part of these consolidated financial statements

FullCircle Registry, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

For the period ended December 31, 2012 and December 31, 2011

	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit

Balance, January 1, 2011	310,600	$ 310	101,316,138	$ 101,316	$ 8,297,583	$(7,867,384)

Stock issued for cash at .04 per share	-	-	1,336,205	1,336	52,112	-

Stock issued for cash at .04 per share	-	-	125,000	125	4,875	-

Stock issued for cash at .04 per share	-	-	2,500,000	2,500	97,500	-

Stock issued for services at .01 per share	-	-	2,000,000	2,000	18,000	-

Stock issued for services at .05 per share	-	-	250,000	250	12,250	-

Stock issued for services at .04 per share	-	-	426,382	426	16,629	-

Stock issued for services at .01 per share	-	-	500,000	500	4,500	-

Stock issued for cash at .04 per share	-	-	500,000	500	19,500	-

Stock issued for note and accrued interest at .03	-	-	1,176,895	1,177	34,129	-

Preferred stock dividend	-	-	-	-	-	(6,037)

Net Loss for the year ended December 31, 2011	-	-	-	-	-	(570,302)

Balance, January 1, 2012	310,600	$ 310	110,130,620	$ 110,130	$ 8,557,078	$(8,443,723)

Stock issued for services at .04 per share	-	-	577,000	577	22,503	-

Stock issued for services at .04 per share	-	-	50,000	50	1,950	-

Stock issued for cash at .04 per share	-	-	250,000	250	9,750	-

Stock issued for cash at .04 per share	-	-	625,000	625	24,375	-

Stock issued for services at .025 per share	-	-	385,396	386	9,249	-

Stock issued for services at .04 per share	-	-	225,000	225	8,775	-

Stock issued for services at .01 per share	-	-	250,000	250	2,250	-

Stock issued for services at .01 per share	-	-	250,000	250	2,250	-

Preferred stock dividend	-	-	-	-	-	(6,029)

Net Loss for the year ended December 31, 2012	-	-	-	-	-	(369,784)

Balance, January 1, 2013	310,600	$ 310	112,743,016	$ 112,743	$ 8,638,180	$(8,819,536)

The accompanying notes are an integral part of these consolidated financial statements

FullCircle Registry, Inc.

For Year Ending December 31, 2012 and December 31, 2011

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

In 2008 the Company elected to revise the mission statement that it would become a holding company for the purpose of acquiring small profitable businesses to provide exit plans for those companies owners.

In 2008 the Company formed two new subsidiaries to begin to formulate the expansion of the new business model and the growth of FullCircle Registry, Inc.  FullCircle Prescription Services, Inc. and FullCircle Insurance Agency, Inc. were formed in 2008.  The details of these companies and plans are identified in the section Item 1. Description of Business of our Form 10-K for 2012.

In 2010 the Company formed FullCircle Entertainment, Inc., for the purpose of acquiring entertainment venues, including Georgetown 14, a movie theater complex.

b.  Accounting Method & Revenue Recognition

The Company's policy is to use the accrual method of accounting to prepare and present financial statements that conform to generally accepted accounting principles (“GAAP”). The Company recognizes income and expenses on the accrual basis of accounting. Revenue is recognized for the performance of providing goods, services or other rights to customers. When evidenced by an arrangement of a purchase order or contract, delivery has occurred of a service and collection of funds has occurred, revenue is recognized at that time on the records of the company.  The Company has chosen a fiscal year end of December 31.

c.  Principles of Consolidation

For the years ended December 31, 2012 and 2011, the consolidated financial statements include the books and records of FullCircle Registry, Inc., FullCircle Entertainment, Inc., FullCircle Prescription Services, Inc. and FullCircle Insurance Agency, Inc. All inter-company transactions and accounts have been eliminated in the consolidation.

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

FullCircle Registry, Inc.

For Year Ending December 31, 2012 and December 31, 2011

Notes to Consolidated Financial Statements

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

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of convertible notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2012 and 2011.  At December 31, 2012 and 2011, the Company had no assets or liabilities that are measured at fair value on a recurring or non-recurring basis.

f.  Capital Structure

In accordance with ASC 505, “Equity,” the Company’s capital structure is as follows:

Preferred stock, authorized 10,000,000 shares of $.001 par value, Class A issued and outstanding is 10,000.  Class B issued and outstanding is 300,600.  Class A preferred shares have no voting rights.  Class B preferred shares have voting rights at 10 for 1 share.  There is no publicly traded market for our preferred shares.

Common stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding 112,743,016 on December 31, 2012 and 110,130,620 on December 31, 2011.  The common stock has one vote per share.  The common stock is traded on the OTCBB under the symbol FLCR.

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

g.  Property and Equipment

Property and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation of property and equipment is provided using the straight-line method over the respective useful lives ranging from 3-39 years. Depreciation expense for the years ended December 31, 2012 and 2011 totaled $228,094 and $161,786, respectively.

h. Impairment of Long Lived Assets

 The Company assesses whether certain relevant factors limit the period over which acquired assets are expected to contribute directly or indirectly to future cash flows for amortization purposes. Under certain conditions the Company may assess the recoverability of the unamortized balance of its long-lived assets based on undiscounted expected future cash flows. Should the review indicate that the carrying value is not fully recoverable; the excess of the carrying value over the fair value of any intangible asset is recognized as an impairment loss. Amortization expense for the years ended December 31, 2012 and 2011 totaled $86,040 and $86,040, respectively.

FullCircle Registry, Inc.

For Year Ending December 31, 2012 and December 31, 2011

Notes to Consolidated Financial Statements

i.  Earnings (Loss) Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the consolidated financial statements.

Earnings (Loss) Per Share

	For the Twelve Months
	Ended December 31,
	2012	2011

Net loss	$(381,784)	$(570,302)

Net basic and fully diluted loss per share	$(0.003)	$(0.005)

Weighted average shares outstanding	111,560,574	104,294,924

There are no outstanding common stock options and/or warrants.

j.  Provision for Income Taxes

Deferred tax assets and the valuation account are as follows:

	December 31, 2012	December 31, 2011

Loss Carry Forward	$8,819,536	$8,443,732

Deferred tax asset:
NOL carryforward	3,175,033	2,828,730

Valuation allowance	(3,175,033)	(2,828,730)

Total deferred tax asset:	$-	$-

The components of current income tax expense are as follows:

	December 31, 2012	December 31, 2011

Current federal tax expense	$-	$-

Current state tax expense	-	-

Change in NOL benefits	346,303	193,079

Change in valuation allowance	(346,303)	(193,079)

Income tax expense	$-	$-

FullCircle Registry, Inc.

For Year Ending December 31, 2012 and December 31, 2011

Notes to Consolidated Financial Statements

The Company has adopted FASB ASC 740-10 to account for income taxes. The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards; an evaluation allowance has been made to the extent of any tax benefit that net-operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of $3,175,033 and $2,828,730 as of December 31, 2012 and December 31, 2011, respectively, which may be offset against future taxable income. These NOL carry-forwards begin to expire in the year 2020.   No tax benefit has been reported in the financial statements. Tax rates differ from statutory rates due to the uncertainty of the above.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 2012 and 2011, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are for the years ended December 31, 2012, 2011, and 2010.

k.  Concentration of Risk

Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents.  The Company places its cash with financial institutions deemed by management to be of high credit quality.

l. Recent Accounting Pronouncements

In July 2012, the FASB issued the Accounting Standards Update 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02).  This update is effective for fiscal years beginning after September 15, 2012.  The update permits qualitative analysis of impairment of indefinite-lived intangible assets to determine if quantitative assessment of the value of such assets is necessary.  It applies to intangible assets with an indefinite life other than goodwill.  The update provides a series of events and circumstances that could impact significant inputs used to determine fair value of indefinite-lived assets.  It also provides guidance as to frequency such qualitative and/or quantitative analysis must be performed.  Finally, once an asset is determined to have a finite life, impairment assessment must be performed in accordance with paragraphs 350-35-35-18 through 35-19.

The intent of the update is to assess whether or not, on a more likely than not basis, using qualitative analysis as described in the update, an indefinite-lived asset is impaired.  If it is determined to be impaired, a valuation on a quantitative basis must be performed.  Similarly, if the indefinite-lived asset is determined to have a finite life it must be evaluated for amortization and/or impairment analysis.  The Company has not yet adopted this update and is evaluating the impact of this update on its financial statements and whether or not any of its assets would fall into this category.  It believes the impact on our financial statements will not be material.

In October of 2012, the FASB issued Accounting Standards Update 2012-04, Technical Corrections and Improvements (ASU 2012-04).  The guidance provided by the standard will be effective for fiscal periods beginning after December 15, 2012 and will be effective for our 2013 financial statements.  The Company has not yet adopted this update and is evaluating the impact of this update on its financial statements.  It believes the impact on our financial statements will not be material.

In December 2011, the FASB issued the Accounting Standards Update 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11) and the clarification release of the Accounting Standards Update 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (ASU 2013-01) on January 31, 2013.  These updates require disclosure on both a gross and net basis of offsetting assets and liabilities in connection financial assets and liabilities.  It is effective for annual reporting periods beginning on or after January 1, 2013 and interim reporting periods within those annual periods.  The Company does not have any offsetting financial assets and liabilities at the present time.  If, in the future, after the effective date, the Company acquires such assets and liabilities it will comply with the disclosure requirements of the update.

FullCircle Registry, Inc.

For Year Ending December 31, 2012 and December 31, 2011

Notes to Consolidated Financial Statements

In August 2012 the FASB issued Accounting Standards Update 2012-03, Technical Amendments and Corrections to SEC Sections - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22.  The standard has been adopted and the technical corrections therein, if applicable, have been applied to its financial statements.

m.  Advertising

Advertising costs are expensed as incurred.

n.  Cash and Cash Equivalents

For the purposes of the Statements of Cash Flows, the Company considers cash and cash equivalents to be cash in all bank accounts, including money market and temporary investments that have an original maturity of three months or less.

o.  Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the consolidated financial statements were issued and has determined that there are no such events that would have a material impact on the consolidated financial statements.

NOTE 2.  GOING CONCERN

The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered recurring losses, negative working capital and is dependent upon raising capital to continue operations. The Company has incurred losses resulting in an accumulated deficit of $8,819,536 as of December 31, 2012 and $8,443,723 as of December 31, 2011, respectively.

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  It is management’s plan to generate additional working capital by increasing revenue as a result of new sales and marketing initiatives and by raising additional capital from investors.

Management's plans with regards to these issues are as follows:

•

Improving our Georgetown 14 Cinemas investment.

•

Expanding revenues by purchasing, or otherwise acquiring, independent businesses.

•

Raising new investment capital, either in the form of equity or loans, sufficient to meet the Company's operating expenses until the revenues are sufficient to meet operating expenses on an ongoing basis.

•

Locating and merging with other profitable private companies where the owners are seeking liquidity and exit plans.

•

Optimizing our relationship with our new HFP Capital Markets to facilitate sourcing companies for acquisitions and sourcing financing to complete these mergers.

•

Maintaining the Company mission of minimal overheads while sourcing services in consulting roles to keep overheads at a minimum.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

FullCircle Registry, Inc.

For Year Ending December 31, 2012 and December 31, 2011

Notes to Consolidated Financial Statements

NOTE 3.   NOTES PAYABLE

The Company's notes payable obligations, both related party and unrelated, are as follows:

	December 31,	December 31,
	2012	2011
Notes payable current liabilities

Notes payable to related parties Ike Boutwell, Carl Austin, and Alec Stone for funds installed into Fullcircle Entertainment Inc. at 10% interest	$282,788	$96,000

Notes payable related parties current liabilities Ike Boutwell @ 8.0%	76,626	76,626

Notes payable to various individuals bears Interest at 8.0% per annum principal and interest due on demand	40,000	40,000

Current portion of long term debt	264,189	128,186

Total current liabilities - notes	$663,603	$340,812

Mortgage payable, less current portion

Mortgage payable assumed in acquisition; interest payable at 4.75% monthly payments of $34,435 through July 2017 with balloon payment of the Balance upon maturity.	$4,651,891	$4,809,677

Digital Equipment note payable, less current portion

Note payable exercised in January 2012; interest payable at 5.25% with a term of five years; secured by the digital equipment	584,211	-

Total long-term liabilities - notes	$5,236,102	$4,809,677

Total liabilities notes	$5,899,705	$5,150,489

On December 31, 2012 two notes of $20,000 each are in default.

Accrued interest on these notes; as of December 31, 2012 were $6,022.47 and $12,547 respectively.

In December 2011 $25,000 in notes bearing interest at 8% and accrued interest were exchanged for restricted shares at $.03 per share.

Future minimum principal payments on notes payable are as follows:

2013	$663,603
2014	$272,329
2015	$289,562
2016	$307,103
2017	$4,367,108
Total	$5,899,705

FullCircle Registry, Inc.

For Year Ending December 31, 2012 and December 31, 2011

Notes to Consolidated Financial Statements

NOTE 4. RELATED PARTY

The Company received advances from related parties for $186,789 for operating needs in 2012. The balance of the notes payable to related parties was $359,414 as of December 31, 2012.

NOTE 5. COMMITMENTS AND CONTINGENCIES

Our principal executive offices are located at 161 Alpine Drive, Shelbyville, KY 40065.  The facility consists of approximately 1,200 square feet of office space, leased for $750 per month. Our original lease expired on September 15, 2007 and, due to high vacancies in the area, we have elected to maintain a verbal month-to-month agreement.

NOTE 6. INTANGIBLE ASSETS

The Company’s intangible assets consist primarily of the database containing the names, addresses, and phone numbers of approximately 68,000 customers for its use as part of its prescription oriented array of services. Amortization expense amounted to $86,040 and $86,040 for the years ended December 31, 2012 and 2011 respectively. Estimated future amortization of these intangibles is expected to consist of the following amounts for the twelve month periods ended on December 31:

12 Months Ending December 31,	Amount

2013	$43,022

NOTE 7. STOCKHOLDERS EQUITY

In March 2012 the Company issued 627,000 restricted shares for $25,080 for services at $.04 per share.

In March 2012 the Company issued 875,000 restricted shares for $35,000 cash for operations at $.04 per share.

In September 2012 the Company issued 385,396 free trading shares for $9,634 for services at $.025 per share.

In September 2012 the Company issued 225,000 free trading shares for $9,000 for services at $.04 per share.

In September 2012 the Company issued 500,000 free trading shares for $5,000 for services at $.01 per share.

In March 2011 the Company issued 1,336,205 restricted shares for $53,448.20 cash for operations at $.04 per share.

In May 2011 the Company issued 125,000 restricted shares for $5,000 cash for operations at $.04 per share.

In August 2011 the Company issued 250,000  restricted shares for $12,500 for services at $.05 per share.

In August 2011 the Company issued 426,382 restricted shares for $17,055.26 for services at $.04 per share.

In August 2011 the Company issued 2,500,000 restricted shares for $100,000 cash for operations at $.04 per share.

In August 2011 the Company issued 2,000,000 restricted shares for $20,000 services at $.01 per share.

In December 2011 the Company issued 500,000 restricted shares for $20,000 cash for operations at $.04 per share.

In December 2011 the Company issued 1,176,895 restricted shares for $35,305.85 in exchange for a note and accrued interest at $.03 per share.

In December 2011 the Company issued 500,000 restricted shares for $5,000 cash for services at $.01 per share.