Form 10-Q
period 2013-03-31
FULLCIRCLE REGISTRY INC
filed 2013-05-14
CIK 1127993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes      . No  X .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 125,288,446 Class A common shares as of April 28, 2013.

FORM 10-Q

FULLCIRCLE REGISTRY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

FullCircle Registry, Inc.
Consolidated Balance Sheets

	ASSETS
	March 31,	December 31,
	2013	2012

Current assets:
Cash	$101,294	$34,469
Accounts receivable	40,977	39,177
Prepaid expenses	2,328	535
Total current assets	144,599	74,181

Fixed assets
Georgetown14 Upgrade	7,975	-
Georgetown 14 property	6,372,161	6,372,161
Computers and Equipment	82,928	82,928
Accumulated depreciation	(533,147)	(472,808)
Total fixed assets	5,929,917	5,982,281

Other assets:
Total customer data Base after amortization	21,512	43,022
Total assets	$6,096,028	$6,099,484

	LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$7,667	$53,071
Accrued expenses	9,425	11,141
Accrued interest	61,020	62,834
Preferred dividends payable	16,554	15,071
Short term notes payable	40,000	40,000
Notes payable - related party	359,414	359,414
Current portion of long term debt	264,323	264,189
Accrued Property tax	139,065	125,965
Total current liabilities	897,468	931,685

Long term liabilities
Digital equipment note, less current portion	560,065	584,211
Mortgage payable, less current portion	4,604,264	4,651,891
Total long term liabilities	5,164,329	5,236,102
Total liabilities	6,061,797	6,167,787

Stockholders:
Preferred stock, authorized 10,000,000 shares of $.001 par value
Preferred A, issued and outstanding is 10,000	10	10
Preferred B, issued and outstanding is 300,600	300	300
Common stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding shares of 117,105,516 and 112,743,016 shares, respectively	117,106	112,743
Stock subscribed	50,000	-
Additional paid-in capital	8,715,817	8,638,180
Accumulated deficit	$(8,849,002)	$(8,819,536)
Total Stockholders' equity	34,231	(68,303)
Total liabilities and stockholders' deficit	$6,096,028	$6,099,484

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months
	Ended March 31,
	2013	2012

Revenues	$454,301	$444,643

Cost of sales	145,473	188,404

Gross profit	308,828	256,239

Operating expenses

Selling, general & administrative	167,601	174,504

Total operating expenses	167,601	174,504

Operating income	141,227	81,735

Other income (expense)

Amortization expense	(21,510)	(21,510)

Depreciation expense	(60,339)	(47,077)

Interest expense	(87,361)	(81,390)

Total other income (expense)	(169,210)	(149,977)

Net loss before income taxes	(27,983)	(68,242)

Income taxes	-	-

Net loss	$(27,983)	$(68,242)

Net basic and fully diluted loss per share	$(0.000)	$(0.001)

Weighted average shares outstanding	112,839,960	110,180,136

The accompanying notes are an integral part of these financial statements

FullCircle Registry, Inc.
Consolidated Statements of Cash Flows

	For the Three Months
	Ended March 31,
	2013	2012
Cash flows from operating activities	Unaudited
Net loss	$(27,983)	$(68,242)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities

Depreciation & amortization	81,849	68,587
Stock issued for services	12,000	25,080
Change in assets and liabilities
(Increase) decrease in prepaid expenses	(1,793)	-
(Increase) decrease in accounts receivable	(1,800)	(5,423)
Increase (decrease) in accounts payable	(45,404)	(16,292)
Increase (decrease) in accrued interest	(1,814)	4,805
Increase (decrease) in accrued expenses	11,384	16,719
Increase (decrease) in current portion of long term debt	134	(3,313)
Net cash provided by (used in) operating activities	26,573	21,921

Cash flows from investing activities
Purchase of fixed assets	(7,975)	(795,759)
Net cash provided by (used in) investing activities	(7,975)	(795,759)

Cash flows from financing activities
Payments on mortgage payable	(47,627)	(23,405)
Payments on digital equipment financing payable	(24,146)	(22,819)
Proceeds from stock subscribed	50,000	-
Proceeds from notes payable related parties	-	39,788
Proceeds from digital equipment loan	-	755,971
Proceeds from sale of common stock	70,000	35,000
Net cash provided by financing activities	48,227	784,535

Net increase (decrease) in cash	66,825	10,697

Cash and cash equivalents at beginning of period	34,469	19,731
Cash and cash equivalents at end of period	$101,294	$30,428
Supplemental cash flow information
Cash paid for:
Interest	$89,175	$81,390
Income Taxes	$-	$-
Non-cash transactions
Unpaid dividends	$16,554	$10,546
Stock issued for accounts payable and accrued interest	$-	$-
Stock issued for notes payable and accrued interest	$-	$-
Stock issued for services	$12,000	$25,080

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

The accompanying un-audited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2012, Annual Report on Form 10-K. Operating results for the three months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

NOTE 2. GOING CONCERN.

The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered recurring losses, negative working capital and is dependent upon raising capital to continue operations. The Company has incurred losses resulting in an accumulated deficit of $8,849,002 and $8,819,536 as of March 31, 2013 and December 31, 2012, respectively.

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

•

Upgrade and improve Georgetown 14 Cinemas and utilization of the property equity for financing.

•

Expansion of the services from HFP Capital Markets to assist in our search for business candidates for acquisition.

•

Raising new investment capital, either in the form of equity or loans, sufficient to meet the Company's operating expenses until the revenues are sufficient to meet the Company’s operating expenses on an ongoing basis.

•

Increasing PR exposure with the buy-side financial institutions.

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

NOTE 3. STOCKHOLDERS’ EQUITY

During the three-month period ending March 31, 2013 the Company issued an aggregate amount of 3,500,000 restricted shares for operating capital at $.02 per share and 750,000 control - free trading shares of the Company’s common stock for services at $.01 per share and 112,500 free trading shares for services at $.04 per share.

NOTE 4. SIGNIFICANT ACCOUNTING POLICIES

Effective July 1, 2009, in accordance with the provisions of GAAP the Company has revised its estimate of the useful life of the database asset from 15 years to 5 years from the date the assets were originally placed into service. According to GAAP this revised life is to be amortized prospectively over its remaining useful life and, therefore, has no impact on prior periods. The database amortization will expire at the end of the June 30, 2013 quarter and will decrease our quarterly expenses by $21,510 in the September and December quarters.

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

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of convertible notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of March 31, 2013 and December 31, 2012.

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

Common stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding 125,288,446 on April 28, 2013 and 112,743,016 on December 31, 2012. The common stock has one vote per share. The common stock is traded on the OTCBB under the symbol FLCR.

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

Our Current Business:

Our current business plan targets the acquisition of small profitable businesses with the following mission statement:

FullCircle Registry, Inc., mission statement is to provide exit capabilities for small to medium sized private profitable companies through M&A activity with those private companies, at a discount, to improve our stockholder value while leaving those companies autonomous to FullCircle where possible to continue to be managed by the team that founded them and subsequently providing liquidity and increased returns for the founder(s).

On February 4, FullCircle Registry, Inc., entered into an agreement with HFP Capital Markets. This relationship was developed for the purpose of expanding our Mergers and Acquisitions activities and the access to capital to fund new acquisitions.  The diligence reports have been completed and HFP Capital has completed the updating process of the financial services web pages for FullCircle information.  Our FullCircle Registry web page is currently being revised and we should have our new web page operational during the June Quarter.

We have entered the “analysis” and “selection” phase of our M&A activities and will be announcing our progress through PR newswire releases.

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

18 employees.

In 2012 the FullCircle Entertainment, Inc., company revenues improved by 45% over 2011 with our gross profit improving by 48.4% for the same period. For the 2012-year our Earnings Before Interest and Taxes (EBIT) profits improved by 65% to $173,970 and our Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA) profits improved 50% to $402,064.

During the quarter ending March 31, 2013 EBIT improved to $137,203 from $104,717 in the March quarter in 2012, a 32% improvement.  The EBITDA improved to $197,542 from $151,794 in the March quarter in 2012, a 30% improvement.

In the first quarter ending March 31, 2013 our subsidiary FullCircle Entertainment, Inc. obtained quarterly profitability with a net income of $24,724.

Profitability was obtained with increased revenues, reduced operating expenses and pricing adjustments.  Georgetown 14 Cinemas ticket pricing and concession pricing continues to be the best value theater compared to surrounding competition.

One of our competitors Movie Buffs closed down operations on April 1, 2013.  The theater was purchased by a national chain offering “Dinner and a Movie” which departs from our strategic price point.

Theater upgrades of approximately $400,000 are planned to be completed in 2013 that will include new employee uniforms, additional lounging areas for families, a new face on the theater, new signage, new lobby and new concession area.  Our new website, www.georgetowncinemas.com is now operational.  Releases will occur on our theater web site as well as email blasts out to our patrons.

Over the next several months we will be improving our theater operations to offer:

•

U.S. popular sporting events such as the Baseball World Series, NFL playoffs, NCAA Basketball and Football playoffs and NBA playoffs.

•

International popular sporting events to serve our local international community.

•

Business meetings requiring upload and download high-speed internet capabilities

After the completion of our upgrades to Georgetown 14 we will be in a position to attract other businesses to our property to utilize unused facilities and acreage for additional leasing opportunities.

Our internal theater management has been recently changed to facilitate our upgrades and new policies and procedures.

FullCircle Insurance Agency, Inc.

The FullCircle Insurance Agency, Inc. was founded in August 2008, but is currently inactive.  Until adequate funding is available, any operations of this company have been placed on hold.   In addition, we believe that this industry will thrive once the Patient Protection and Affordable Care Act is implemented and finalized. Increased agency knowledge and professionalism will be necessary to help businesses and individuals understand the new laws.

FullCircle Prescription Services, Inc.

Until a more favorable political climate exists we have discontinued the marketing events for the advancement of FullCircle Prescription Services, Inc.  Up until 2009 the political trend was to support the re-importation of generic drugs to assist in combating the increasing expense of medications most importantly for our senior citizens.  However, since that time the political trend has reversed and this direction is not currently supported by the current administration.  We are still operational but have elected to not expend any marketing funds at this time.

Our Corporate Information

Our principal executive offices are located at 161 Alpine Drive, Shelbyville, Kentucky, 40065, and our telephone number is (502) 410-4500. Our current website address is www.fullcircleregistry.com.  Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this report.

SEC compliance and Regulations

The requirements for regulatory compliance continue to be difficult.  The HTML filing format will be discontinued in the June quarter.  At that time the XBRL filing format, required by the SEC will be the new format, which is very expensive.  FullCircle has been filing in both formats for the last two years.   Both formats can be viewed on our web page under the Announcements Tab.

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

Employees

FullCircle Registry, Inc., and subsidiaries currently have 21 employees/officers. We have never experienced employment-related work stoppages and consider that we maintain good relations with our personnel.

Results of Operations for the Three-Month Periods Ended March 31, 2013 and 2012.

Revenues during the three months ended March 31, 2013 were $454,301 with a cost of sales of $145,473, yielding a gross profit of $308,828. This compares to $444,643 in revenues for the same period in 2012, with a cost of sales of $188,404, yielding a gross profit of $256,239. .

Operating expenses during the current three-month period ended March 31, 2013 were $167,601, resulting in operating income of $141,227, compared to operating expenses of $174,504 in the same period in 2012, resulting in an operating income of $81,735.

Interest expense for the three months ended March 31, 2013 was $87,361, amortization expense was $21,510 and depreciation expense was $60,339 producing a net loss for the period of $27,983, compared to interest expense of $81,390, amortization expense of $21,510 and depreciation expense of $47,077 resulting in a net loss of $68,242 during the same period in 2012.

Outside the direct theater operation expenses of FullCircle Entertainment, Inc., Our depreciation, interest, amortization, SEC compliance cost for auditors, accountants and attorneys continue to be the major part of our expenses.

The results of the Georgetown 14 Theater are good.  The theater industry typically loses money during the first quarter because there are fewer new films released and many people are recovering from the expense of the holiday season at the end of the previous year.  During the first quarter of 2013 the national year over year period, the national theater revenues were down by 13% and our Georgetown 14 Theater revenues were up 2.3%.  The national theater revenues were a direct reflection of less strong first run movies being released compared to the same period last year.

Liquidity and Capital Resources

At March 31, 2013 the Company had total assets of $6,096,028 compared to $6,099,484 on December 31, 2012. The Company had total assets consisting of $101,294 in cash, $40,977 in accounts receivable, $2,328 prepaid expenses, $7,975 in theater upgrades, $6,372,161 of fixed assets in Georgetown 14, and $21,512 in our customer database less accumulated depreciation of $533,147. Total assets at December 31, 2012 consisted of $34,469 in cash, $39,177 accounts receivable, $535 prepaid expenses, $6,372,161 of fixed assets in Georgetown 14, and $43,020 in our customer database less accumulated depreciation of $472,808.

At March 31, 2013 the Company had $6,061,797 in total liabilities.   Total liabilities include $7,667 in accounts payable, $9,425 in accrued expenses, $61,020 in accrued interest, $16,554 in preferred dividends payable, $40,000 in notes payable, $359,414 notes payable-related party, $264,323 current portion of long-term debt, $139,065 accrued property taxes, $560,065 digital equipment note and $4,604,264 mortgage payable.

Total liabilities at December 31, 2012 were $6,167,787, which was comprised of $53,071 in accounts payable, $11,141 accrued expenses, $62,834 accrued interest, $15,071 in preferred dividends payable, $40,000 in notes payable, $359,414 note payable related party, current portion of long term debt $264,189, accrued property tax of $125,965, digital equipment note $584,211 and $4,651,891 mortgage payable.

Net cash provided by operating activities for the three months ended March 31, 2013 was $26,573 compared to net cash provided by operating activities for the three months ended March 31, 2012 of $21,921. During the three months ended March 31, 2013, $7,975 was used for investments, and $48,227 was provided by financing activities. For the same period in 2012 $795,759 was used for investments and $784,535 was provided by financing activities.

As of March 31, 2013 we had capital commitments of a mortgage and the digital equipment loan for $5,428,652 for Georgetown 14 Theater. We are currently focused on increasing revenues from our operations and reducing debt through converting notes payable to common stock. We may also seek funding from securities purchases or from lenders offering favorable terms. No assurance can be given that we will be able to obtain the total capital necessary to fund our new business plans. In such an event, this may have a materially adverse effect on our business, operating results and financial condition.

We require additional capital to supplement our anticipated revenues and fund our continuing operations. We have relied upon advances from directors, officers and shareholders and we have issued stock to finance our operations to this point.

FullCircle currently owes $40,000 in notes payable and $359,414 notes payable to related parties. Our auditors have expressed concern that the Company has experienced losses from operations and negative cash flows from operations since inception. We have negative working capital and a capital deficiency at March 31, 2013. As of March 31, 2013 the stockholders equity is $34,231 compared to ($68,303) on March 31, 2012.  These conditions raise substantial doubt about our ability to continue as a going concern.

Factors That May Impact Future Results

At the time of this report, we had insufficient cash reserves and receivables necessary to meet forecast operating requirements for FullCircle Registry, Inc.  Our subsidiary FullCircle Entertainment, Inc. is now producing a positive cash flow and was profitable in the March quarter 2013.

The current expansion of the Company’s business demands that significant financial resources be raised to fund capital expenditures, working capital needs, and debt service.  Current cash balances and the realization of accounts receivable will not be sufficient to fund the Company’s current business plan for the next twelve months. Consequently, the Company is currently seeking convertible debt and/or additional equity financing in the aggregate amount of at least $500,000, to fund the Company’s expansion needs. Management is currently negotiating with existing shareholders, financial institutions, new investors, and other accredited investors in order to obtain working capital necessary to meet current and future obligations and commitments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s President and Chief Financial Officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15(d)-15(e)), which such disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no pending legal proceedings.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three-month period ending March 31, 2013 the Company issued an aggregate amount of 3,500,000 restricted shares of the Company’s common stock for operating capital at $.02 per share to accredited investors, issued 112,500 free trading shares for services at $.04 per share, and issued 750,000 control shares for services at $.01 per share.

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

Date: May 14, 2013

/s/ Norman L. Frohreich

Norman L. Frohreich

President

Chief Executive Officer

Chief Financial Officer