Form 10-Q
period 2013-06-30
FULLCIRCLE REGISTRY INC
filed 2013-08-12
CIK 1127993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes      . No  X .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 125,288,446 Class A common shares as of July 31, 2013.

FORM 10-Q

FULLCIRCLE REGISTRY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

FullCircle Registry, Inc.
Consolidated Balance Sheets

ASSETS
	June 30,	December 31,
	2013	2012
	Unaudited

Current assets:
Cash	$25,316	$34,469
Accounts receivable - movie companies	32,499	39,177
Prepaid expenses	17,989	535
Total current assets	75,804	74,181

Fixed assets
Georgetown14 Upgrade	40,113	-
Georgetown 14 property	6,372,161	6,372,161
Computers and equipment	82,928	82,928
Accumulated depreciation	(593,486)	(472,808)
Total fixed assets	5,901,716	5,982,281

Other assets:
Total customer data Base after amortization	-	43,022
Total assets	$5,977,520	$6,099,484

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$44,934	$53,071
Accrued expenses	12,194	11,141
Accrued interest	73,695	62,834
Preferred dividends payable	18,052	15,071
Short term notes payable	40,000	40,000
Notes payable - related party	391,563	359,414
Current portion of long term debt	264,225	264,189
Accrued Property tax	112,965	125,965
Total current liabilities	957,628	931,685

Long term liabilities
Digital equipment note, less current portion	520,028	584,211
Mortgage payable, less current portion	4,569,602	4,651,891
Total long term liabilities	5,089,630	5,236,102
Total liabilities	6,047,258	6,167,787

Stockholders:
Preferred stock, authorized 10,000,000 shares of $.001 par value
Preferred A, issued and outstanding is 10,000	10	10
Preferred B, issued and outstanding is 300,600	300	300
Common stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding shares of 125,288,446 and 112,743,016 shares, respectively	125,289	112,743
Additional paid-in capital	8,834,164	8,638,180
Accumulated deficit	$(9,029,501)	$(8,819,536)
Total Stockholders' equity	(69,738)	(68,303)
Total liabilities and stockholders' deficit	$5,977,520	$6,099,484

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30
	2013	2012	2013	2012

Revenues	$477,043	$468,996	$931,344	$913,639

Cost of sales	203,680	209,001	349,153	397,405

Gross profit	273,363	259,995	582,191	516,234

Operating expenses

Selling, general & administrative	282,863	165,790	450,465	340,294

Total operating expenses	282,863	165,790	450,465	340,294

Operating income	(9,500)	94,205	131,726	175,940

Other income (expense)

Amortization expense	(21,512)	(21,510)	(43,022)	(43,020)

Depreciation expense	(60,339)	(60,339)	(120,678)	(107,416)

Interest expense	(87,649)	(104,318)	(175,010)	(185,708)

Total other income (expense)	(169,500)	(186,167)	(338,710)	(336,144)

Net loss before income taxes	(179,000)	(91,962)	(206,984)	(160,204)

Income taxes	-	-	-	-

Net loss	$(179,000)	$(91,962)	$(206,984)	$(160,204)

Net basic and fully diluted loss per share	$(0.002)	$(0.001)	$(0.002)	$(0.001)

Weighted average shares outstanding	118,631,336	111,632,620	118,631,336	111,632,620

The accompanying notes are an integral part of these financial statements

FullCircle Registry, Inc.
Consolidated Statements of Cash Flows

	For the Six Months
	Ended June 30,
	2013	2012
Cash flows from operating activities	Unaudited	Unaudited
Net loss	$(206,984)	$(160,204)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities
Depreciation & amortization	163,700	150,436
Stock issued for services	58,530	25,080
Change in assets and liabilities
(Increase) decrease in prepaid expenses	(17,454)	(2,199)
(Increase) decrease in accounts receivable	6,678	(22,379)
Increase (decrease) in accounts payable	(8,137)	(17,569)
Increase (decrease) in accrued interest	10,861	13,307
Increase (decrease) in accrued expenses	(11,947)	222
Net cash provided by (used in) operating activities	(4,753)	(13,306)

Cash flows from investing activities
Purchase of fixed assets	(40,113)	(795,758)
Net cash provided by (used in) investing activities	(40,113)	(795,758)

Cash flows from financing activities
Payments on mortgage payable	(78,118)	(55,844)
Payments on digital equipment payable	(68,318)	(35,409)
Proceeds from notes payable related parties	32,149	136,788
Proceeds from digital equipment loan	-	755,971
Proceeds from sale of common stock	150,000	35,000
Net cash provided by financing activities	35,713	836,506

Net increase (decrease) in cash	(9,153)	27,442

Cash and cash equivalents at beginning of period	34,469	19,731
Cash and cash equivalents at end of period	$25,316	$47,173
Supplemental cash flow information
Cash paid for:
Interest	$164,149	$172,401
Income Taxes	$-	$-
Non-cash transactions
Unpaid dividends	$18,052	$10,546
Stock issued for accounts payable and accrued interest	$-	$-
Stock issued for notes payable and accrued interest	$-	$-
Stock issued for services	$58,530	$25,080

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

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2012 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

NOTE 2. GOING CONCERN.

The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered recurring losses, negative working capital and is dependent upon raising capital to continue operations. The Company has incurred losses resulting in an accumulated deficit of $9,029,501 and $8,819,536 as of June 30, 2013 and December 31, 2012, respectively.

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

NOTE 3. STOCKHOLDERS’ EQUITY

During the six-month period ending June 30, 2013 the Company issued an aggregate amount of 7,500,000  shares of Common Stock for operating capital at $.02 per share,4,750,000  shares of Common Stock for services at $.01 per share, and 295,430  shares of Common Stock for services at $.04 per share.

NOTE 4. SIGNIFICANT ACCOUNTING POLICIES

Effective July 1, 2009, in accordance with the provisions of GAAP the Company has revised its estimate of the useful life of the database asset from 15 years to 5 years from the date the assets were originally placed into service. According to GAAP this revised life is to be amortized prospectively over its remaining useful life and, therefore, has no impact on prior periods. The database amortization expense of $21,500 per quarter expired at the end of the June 30, 2013; accordingly, there will be no amortization expense in ensuing quarters..

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

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of convertible notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of June 30, 2013 and December 31, 2012.

Capital Structure

In accordance with ASC 505, “Equity,” the Company’s capital structure is as follows:

Preferred Stock, authorized 10,000,000 shares of $.001 par value.   Class A Preferred Stock issued and outstanding is 10,000. The Class A preferred shares have no voting rights. Class B Preferred Stock issued and outstanding is 300,600 shares.  The Class B shares have voting rights of 10 votes for one share.  There is no publicly traded market for our Preferred Stock.

Common Stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding 125,288,446 on July 31, 2013 and 112,743,016 on December 31, 2012. The Common Stock has one vote per share, and is traded on the OTCBB under the symbol “FLCR.”

The Company has not paid, nor declared, any dividends on its Common Stock since its inception and does not intend to declare any such dividends in the foreseeable future. The Company's ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that the corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

The Class B Preferred Stock accrues a 2% preferred dividend, payable annually.

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

Our Current Business:

Our current business plan targets the acquisition of small profitable businesses with the following mission statement:

FullCircle Registry, Inc.’s, mission statement is to provide exit capabilities for small to medium sized private profitable companies through M&A activity with those private companies, at a discount, to improve our stockholder value while leaving those companies autonomous to FullCircle where possible to continue to be managed by the team that founded them and subsequently providing liquidity and increased returns for the founder(s).

On February 4, 2013 FullCircle Registry, Inc., entered into an agreement with HFP Capital Markets. This relationship was developed for the purpose of expanding our mergers and acquisitions activities and the access to capital to fund new acquisitions.  The diligence reports have been completed and HFP Capital has completed the updating process of the financial services web pages for FullCircle information.  Our FullCircle Registry web page is currently being revised and we should have our new web page operational during the third quarter.

We have entered the “analysis” and “selection” phase of our M&A activities, as reported in our shareholder letter of June 5th.

A PR Newswire noticing the signing of a non-binding letter of intent (LOI) to purchase a medical supply company was released on August 7, 2013.  We have retained a certified public accounting firm to audit the finances of the proposed target.  Its tax returns report that it is profitable, with revenues of $1.9 million in 2012.  The target company is the leading medical supply provider in its market.

In addition we are in negotiations with another medical supply company in the same state, in a different market.  If our negotiations are satisfactory we will issue another press release announcing that transaction.

Several other medical supply businesses are also under consideration.  It is our direction to bring in a number of these businesses to provide operational, marketing, insurance claim processing, and purchasing power synergies between them.  Several other additional non-disclosure agreements have been signed pursuing additional mergers.

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

•

18-25 employees depending on the season.

Theater upgrades of approximately $400,000 are planned to be completed in 2013 that will include new employee uniforms, additional lounging areas for family gatherings and birthday parties, a new face on the theater, new signage, new lobby and a new cafeteria-style concession area that is expected to improve our concession sales.  Our new website, www.georgetowncinemas.com is now operational.  Releases will occur on our theater web site as well as email blasts out to our patrons.

In July we were informed that the bank tentatively approved our funding for the upgrade of the theater and we plan to proceed with the remodel construction as soon as possible.  It is expected that our remodel will improve our attendance, attracting patrons from a greater distance.  The Interstate 65 access to our theater is an advantage, with two exits that feed into our Lafayette Road address.

Over the next several months we plan to improve our theater operations to allow us to offer:

•

Viewing of U.S. popular sporting events such as the Major League Baseball World Series, NFL playoffs, NCAA Basketball and Football playoffs and NBA playoffs.

•

Viewing of International popular sporting events to serve our local international community.

•

Business meetings requiring upload and download high-speed internet capabilities

•

 Spanish dubbed or Spanish sub-titled movies on one screen, based on our 30% Latino demographics

During the second quarter, nationwide theater revenues declined by approximately 14%, from the preceding year, due principally to a series of poorly reviewed and disappointing movies from Hollywood.  We also experienced a decline in attendance, so our revenues were below 2012 levels by approximately 7%.

In addition, compared to the second quarter in 2012 we added uniformed security and increased our management compensation to be more commensurate with other local theaters.

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

SEC Compliance and Regulations

The requirements for regulatory compliance continue to be expensive and difficult.  The HTML filing format will be combined with the XBRL format for the June quarter.  The XBRL filing format, required by the SEC, is expensive.  FullCircle has been filing in both formats for the last two years per SEC regulations.   Both formats can be viewed on our web page under the Announcements Tab.

Competition

The motion picture exhibition industry is fragmented and highly competitive. Our theater competes against regional and independent operators as well as the larger theater circuit operators.

Our operations are subject to varying degrees of competition with respect to film licensing, attracting customers, and obtaining new theater sites. In those areas where real estate is readily available, there are few barriers preventing competing companies from opening theaters near one of our existing theaters, which may have a material adverse effect on our theatres. Demographic changes and competitive pressures can also lead to a theater location becoming impaired.

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

Employees

FullCircle Registry, Inc., and subsidiaries currently have 25 employees, contract employees and officers. We have never experienced employment-related work stoppages and consider that we maintain good relations with our personnel.

Results of Operations for the Three-month and Six-Month Periods Ended June 30, 2013 and 2012.

Revenues during the three months ended June 30, 2013 were $477,043 with a cost of sales of $203,680, yielding a gross profit of $273,363 or 57.3%. This compares to $468,996 in revenues for the same period in 2012, with a cost of sales of $209,001, yielding a gross profit of $259,995 or 55.4%.  Revenues during the six months ended June 30, 2013 were $931,344, with a cost of sales of $349,153, yielding a gross profit of $582,191 or 62.5%. This compares with $913,639 in revenues for the same period in 2012, with cost of sales of $397,405, yielding a gross profit of $516,234 or 56.5%.

Operating expenses during the  three-month period ended June 30, 2013 were $282,863, resulting in an operating loss of $9,500, compared to operating expenses of $165,790 in the same period in 2012, resulting in  operating income of $94,205.  Operating expenses and selling, general and administrative costs during the current six-month period were $450,465, resulting in an operating profit of $131,726, compared to operating expenses of $340,294 for the six months ended June 30, 2012, resulting in an operating profit of $175,940 in the same period in 2012. Operating expenses for the six-month period have increased because of the improvements of the theater and increased employee hours to upgrade our services.

Operating expenses were also greater due to a one-time non-cash management compensation expense covering two years issued in our Common Stock.  In addition, our theater management compensation was increased to be more commensurate with our competition.  In 2013 we added uniformed security to our theater.

Interest expense for the three months ended June 30, 2013 was $87,649, amortization expense was $21,512 and depreciation expense was $60,339 producing a net loss for the period of $179,000, compared to interest expense of $104,318, amortization expense of $21,510 and depreciation expense of $60,339 resulting in a net loss of $91,962 during the same period in 2012.  Interest expense for the six months ended June 30, 2013 was $175,010, amortization expense was $43,022 and depreciation expense was $120,678 resulting in a net loss from continuing operations of $206,984.  For the six months ended June 30, 2012 the Company had interest expense of $185,708, amortization expense of $43,020 and depreciation expense of $107,416 and recognized a net loss of $160,204.  Interest expense for 2013 was lower because the Company negotiated a lower interest rate with our bank.

Outside the direct theater operation expenses of FullCircle Entertainment, Inc., depreciation, interest, amortization, SEC compliance cost for auditors, accountants and attorneys continue to be the major part of our expenses.

During the first six months of 2013 during the national year over year period, the national theater revenues were down by 14% and our Georgetown 14 Theater ticket revenues were down 7.19%.  The national theater revenues were a direct reflection of less popular first run movies being released compared to the same period last year.  We were able to offset some of that ticket sale decline in improved concession revenues and advertising revenues.  At the present time we are maintaining our competitive adult ticket pricing at $9.00.  Our closest competitors have increased their pricing from $10.00 to $10.50 per adult ticket.  Once our new WOW upgrade to the theater is completed we will re-evaluate our pricing.

Liquidity and Capital Resources

At June 30, 2013 the Company had total assets of $5,977,520, compared to $6,099,484 on December 31, 2012. The Company had total assets consisting of $25,316 in cash, $32,499 in accounts receivable, $17,989 in prepaid expenses, $40,113 in theater upgrades, $6,372,161 of fixed assets in the Georgetown 14 property, and $82,928 in computers and equipment, less accumulated depreciation of $593,486. Total assets at December 31, 2012 consisted of $34,469 in cash, $39,177 in accounts receivable, $535 in prepaid expenses, $6,372,161 of fixed assets in Georgetown 14, and $43,022 in our customer database, less accumulated depreciation of $472,808.

At June 30, 2013 the Company had $6,047,258 in total liabilities.   Total liabilities include $44,934 in accounts payable, $12,194 in accrued expenses, $73,695 in accrued interest, $18,052 in preferred dividends payable, $40,000 in notes payable, $391,563 in notes payable-related party, $264,225 in current portion of long-term debt, $112,965 in accrued property taxes, $520,028 in the digital equipment note, and $4,569,602 in mortgage payable.

Total liabilities at December 31, 2012 were $6,167,787, which was comprised of $53,071 in accounts payable, $11,141 in accrued expenses, $62,834 in accrued interest, $15,071 in preferred dividends payable, $40,000 in notes payable, $359,414 in note payable related party, $264,189 in current portion of long term debt, accrued property tax of $125,965, $584,211 in the digital equipment note, and $4,651,891 mortgage payable.

Net cash used by operating activities for the six months ended June 30, 2013 was $4,753 compared to net cash used by operating activities for the six months ended June 30, 2012 of $13,306. During the six months ended June 30, 2013, $40,113 was used for investments, and $35,713 was provided by financing activities. For the same period in 2012, $795,758 was used for investments and $836,506 was provided by financing activities.

As of June 30, 2013 we had capital commitments of a mortgage and the digital equipment loan for $5,353,885 for Georgetown 14 Theater.  We may also seek funding from sales of securities or from lenders offering favorable terms. In July we received tentative approval from our bank to fund the approximately $400,000 upgrade for our Georgetown 14 theater.  No assurance can be given that we will be able to obtain the total capital necessary to fund our new business plans. In such an event, this may have a materially adverse effect on our business, operating results and financial condition.

We require additional capital to supplement our anticipated revenues and to fund our mergers and continuing operations. We have relied upon advances from directors, officers and shareholders and we have issued stock to finance our operations to this point.

FullCircle currently owes $40,000 in notes payable and $391,563 notes payable to related parties. Our auditors have expressed concern that the Company has experienced losses from operations and negative cash flows from operations since inception. We have negative working capital and a capital deficiency at June 30, 2013. As of June 30, 2013 stockholders equity is ($69,738) compared to ($68,303) on December 31, 2012.

Factors That May Impact Future Results

At the time of this report, we had insufficient cash reserves and receivables necessary to meet forecast operating requirements for FullCircle Registry, Inc.

The current expansion of the Company’s business demands that significant financial resources be raised to fund capital expenditures, working capital needs, and debt service.  Current cash balances and the realization of accounts receivable will not be sufficient to fund the Company’s current business plan for the next twelve months. Consequently, the Company is currently seeking convertible debt and/or additional equity financing in the aggregate amount of at least $500,000, to fund the Company’s expansion needs. Management is currently negotiating with existing shareholders, financial institutions, prospective new investors, and other accredited investors in order to obtain working capital necessary to meet current and future obligations and commitments.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no pending legal proceedings.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three-month period ending June 30, 2013 the Company issued an aggregate amount of 4,000,000 shares for operating capital at $.02 per share. During the three-month period ending June 30, 2013 the Company issued an aggregate amount of 4,000,000 shares for management services at $.01.per share and issued 182,930 shares for consulting services at $.04 per share.

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

Date: August 12, 2013

/s/ Norman L. Frohreich

Norman L. Frohreich

President

Chief Executive Officer

Chief Financial Officer