Form 10-Q
period 2013-09-30
FULLCIRCLE REGISTRY INC
filed 2013-11-12
CIK 1127993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes      . No  X .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 129,981,301 Class A common shares as of October 31, 2013.

FORM 10-Q

FULLCIRCLE REGISTRY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

FullCircle Registry, Inc.
Consolidated Balance Sheets

	ASSETS
	September 30,	December 31,
	2013	2012
	Unaudited

Current assets:
Cash	$9,031	$34,469
Accounts receivable	34,574	39,177
Prepaid expenses	23,423	535
Total current assets	67,028	74,181

Fixed assets
Georgetown14 Upgrade	58,283	-
Georgetown 14 property	6,372,161	6,372,161
Computers and equipment	82,928	82,928
Accumulated depreciation	(653,825)	(472,808)
Total fixed assets	5,859,547	5,982,281

Other assets:
Total customer data Base after amortization	-	43,022
Total assets	$5,926,575	$6,099,484

	LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$47,277	$53,071
Accrued expenses	13,256	11,141
Accrued interest	75,281	62,834
Preferred dividends payable	19,568	15,071
Short term notes payable	40,000	40,000
Notes payable - related party	391,563	359,414
Current portion of long term debt	299,242	264,189
Accrued Property tax	134,310	125,965
Total current liabilities	1,020,497	931,685

Long term liabilities
Digital equipment note, less current portion	487,342	584,211
Mortgage payable, less current portion	4,496,676	4,651,891
Total long term liabilities	4,984,018	5,236,102
Total liabilities	6,004,515	6,167,787

Stockholders:
Preferred stock, authorized 10,000,000 shares of $.001 par value
Preferred A, issued and outstanding is 10,000	10	10
Preferred B, issued and outstanding is 300,600	300	300
Common stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding shares of 129,049,631 and 112,743,016 shares, respectively	129,050	112,743
Additional paid-in capital	8,901,195	8,638,180
Accumulated deficit	$(9,108,495)	$(8,819,536)
Total Stockholders' equity	(77,940)	(68,303)
Total liabilities and stockholders' deficit	$5,926,575	$6,099,484

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30
	2013	2012	2013	2012

Revenues	$487,729	$497,083	$1,411,573	$1,410,722

Cost of sales	207,090	227,525	556,243	624,930

Gross profit	280,639	269,558	855,330	785,792

Operating expenses

Selling, general & administrative	220,779	230,317	663,744	570,611

Total operating expenses	220,779	230,317	663,744	570,611

Operating income	59,860	39,241	191,586	215,181

Other income (expense)

Amortization expense	-	(21,510)	(43,022)	(64,530)

Depreciation expense	(60,339)	(60,339)	(181,017)	(167,755)

Interest expense	(77,000)	(61,216)	(252,010)	(246,925)

Total other income (expense)	(137,339)	(143,065)	(476,049)	(479,210)

Net loss before income taxes	(77,479)	(103,824)	(284,463)	(264,029)

Income taxes	-	-	-	-

Net loss	$(77,479)	$(103,824)	$(284,463)	$(264,029)

Net basic and fully diluted loss per share	$(0.001)	$(0.001)	$(0.003)	$(0.002)

Weighted average shares outstanding	121,028,110	111,632,620	121,028,110	111,632,620

The accompanying notes are an integral part of these financial statements

FullCircle Registry, Inc.
Consolidated Statements of Cash Flows

	For the Nine Months
	Ended September 30,
	2013	2012
Cash flows from operating activities	Unaudited	Unaudited
Net loss	$(284,463)	$(264,028)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities
Depreciation & amortization	224,039	232,285
Stock issued for services	69,322	48,714
Change in assets and liabilities
(Increase) decrease in prepaid expenses	(22,887)	-
(Increase) decrease in accounts receivable	4,603	(29,726)
Increase (decrease) in accounts payable	(5,794)	(30,007)
Increase (decrease) in accrued interest	12,447	21,526
Increase (decrease) in accrued expenses	10,460	50,036
Net cash provided by (used in) operating activities	7,727	28,800

Cash flows from investing activities
Purchase of fixed assets	(58,283)	(795,758)
Net cash provided by (used in) investing activities	(58,283)	(795,758)

Cash flows from financing activities
Payments on mortgage payable	(125,531)	(87,506)
Payments on digital equipment payable	(91,500)	(57,155)
Proceeds from notes payable related parties	32,149	136,788
Proceeds from digital equipment loan	-	755,971
Proceeds from sale of common stock	210,000	35,000
Net cash provided by financing activities	25,118	783,098

Net increase (decrease) in cash	(25,438)	16,140

Cash and cash equivalents at beginning of period	34,469	19,731
Cash and cash equivalents at end of period	$9,031	$35,871
Supplemental cash flow information
Cash paid for:
Interest	$239,563	$225,399
Income Taxes	$-	$-
Non-cash transactions
Unpaid dividends	$19,568	$13,556
Stock issued for accounts payable and accrued interest	$12,509	$-
Stock issued for notes payable and accrued interest	$-	$-
Stock issued for services	$69,322	$48,715

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

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2012 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

NOTE 2. GOING CONCERN.

The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered recurring losses, negative working capital and is dependent upon raising capital to continue operations. The Company has incurred losses resulting in an accumulated deficit of $9,108,495 and $8,819,536 as of September 30, 2013 and December 31, 2012, respectively.

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

•

Increasing public relations exposure with the buy-side financial institutions.

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

NOTE 3. STOCKHOLDERS’ EQUITY

During the nine-month period ending September 30, 2013 the Company issued  10,500,000 shares of Common Stock at $.02 per share providing for $210,000 operating funds, 5,250,000 shares of Common Stock for services at $.01 per share, 232,785 shares of Common Stock for services at $.02, and 323,830  shares of Common Stock for services at $.04 per share.

NOTE 4. SIGNIFICANT ACCOUNTING POLICIES

Effective July 1, 2009, in accordance with the provisions of GAAP the Company has revised its estimate of the useful life of the database asset from 15 years to 5 years from the date the assets were originally placed into service. According to GAAP this revised life is to be amortized prospectively over its remaining useful life and, therefore, has no impact on prior periods. The database amortization expense of $21,500 per quarter expired at the end of the June 30, 2013 quarter; accordingly, there is no amortization expense in the September 2013 quarter or for ensuing quarters.

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

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of convertible notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of September 30, 2013 and December 31, 2012.

Capital Structure

In accordance with ASC 505, “Equity,” the Company’s capital structure is as follows:

Preferred Stock, authorized 10,000,000 shares of $.001 par value.   Class A Preferred Stock issued and outstanding is 10,000 shares. The Class A preferred shares have no voting rights. Class B Preferred Stock issued and outstanding is 300,600 shares.  The Class B shares have voting rights of 10 votes for one share.  There is no publicly traded market for our Preferred Stock.

Common Stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding 129,981,301 on October 31, 2013 and 112,743,016 on December 31, 2012. The Common Stock has one vote per share, and is traded on the OTCBB under the symbol “FLCR.”

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

On February 4, 2013 FullCircle Registry, Inc., entered into an agreement with HFP Capital Markets. This relationship was developed for the purpose of expanding our mergers and acquisitions activities and the access to capital to fund new acquisitions.  The diligence reports have been completed and HFP Capital has completed the updating process of the financial services web pages for FullCircle information.  Our FullCircle Registry web page was updated during the third quarter.

We have entered the “analysis” and “selection” phase of our M&A activities, as reported in our shareholder letter of June 5th.

A wholly owned subsidiary, FullCircle Medical Supplies, Inc. has been established.

A PR Newswire announcing the signing of a non-binding letter of intent (LOI) to purchase a medical supply company was released on August 7, 2013.  Its tax returns report that it is profitable, with revenues of $1.9 million in 2012.  The target company is the leading medical supply provider in its city.

An offer proposal has been prepared and presented for the purchase of this business.  Applicable SEC rules require that qualified auditors provide an opinion after a three-year audit of the books of the company.  The purchase of this business cannot be completed until the auditors complete the audit and provide their opinion.

In September we signed a second Letter of Intent with a medical supply business in the same state and those financial evaluations and due diligence are in process.

Prior to this filing one additional Letter of Intent has been presented for approval and signature to a medical supply business in this state.

In addition we have signed Non Disclosure Agreements and are in negotiations with several other medical supply companies in the same state, in different markets.  If our negotiations are satisfactory we will issue additional Letters of Intent on each of those businesses.

The due diligence process is lengthy and time consuming because of new regulations requiring more information regarding the purchase.   Many of these businesses do not employ full time accountants and or bookkeepers and consequently most do not have audited financial statements readily available for review.

All businesses under review have been visited by FullCircle management.

Full confidentiality of the location of these businesses is important because of competitive and employee concerns.

To provide full coverage of the state it is planned to acquire approximately ten to twelve medical supply businesses, along with several existing satellite stores.

Rolling up these businesses and covering the whole state provides:

•

Economies of scale reducing COGS and operational expenses

•

Central warehousing providing prompt supply to all stores and internet sales, and reducing obsolete inventory write-downs

•

Smaller vehicle fleets

•

Improved buying power by purchasing in volume

•

Reduced insurance expense

•

Improved individual store web sites

•

Internet marketing allowing the stores to reach out to the entire country with product catalogues and shopping carts

•

Social media marketing

•

Centralized billing and insurance claim processing

•

Improved receivables controls

•

Increased selection of products

•

Operational synergies between all stores

•

Improved margins and profitability

The average of the several businesses that we are reviewing is $1.2 million in revenues for each store.

We are planning on employing a state manager with experience in the medical supply industry to become president of that state’s company and supervise all of the purchased store managers.

Many of these businesses are still owned by their founders who are looking for an exit strategy to realize a gain for their life’s work.  Most have employees that have ten to fifteen years of seniority and are solid contributors to those businesses.  Most are contributors to civic activities in their communities.  Our intent is to allow them to continue to operate autonomously and to continue to be profitable and to improve that net income with increased products, improved synergies, and Internet and social media exposure.

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

In October we received funding to begin the upgrade.  It is expected that our remodel will improve our attendance, attracting patrons from a greater distance.  The Interstate 65 access to our theater is an advantage, with two exits that feed into our Lafayette Road address.

Theater upgrades of approximately $200,000 are planned to begin shortly that will include lounging areas for family gatherings and birthday parties, internal Wi-Fi, additional signage, a new lobby look with an international theme, new carpet, increased lighting and an improved concession area with digital menus that is expected to improve our concession sales.  Our new website, www.georgetowncinemas.com is now operational.

New employee uniforms were provided in August.

Spanish dubbed or Spanish sub-titled movies were started in July and now run daily on at least one screen.  This allows us to attract more of our Latino population in our area.

Movie releases and schedules occur on our theater web site as well as email blasts out to our patrons.  We are engaged in social media marketing on Facebook, which can be viewed by visiting our web site.

In the next year we plan to improve our theater operations to allow us to offer:

•

Viewing of U.S. popular sporting events such as the Major League Baseball World Series, NFL playoffs, NCAA Basketball and Football playoffs and NBA playoffs.

•

Viewing of International popular sporting events to serve our local international community.

•

Business meetings requiring upload and download high-speed internet capabilities

During the third quarter, nationwide theater revenues were flat compared to the preceding year, due principally to a series of poorly reviewed and disappointing movies from Hollywood.  We experienced a slight decline in attendance, so our revenues were below 2012 levels by 1.9%.

In addition, compared to 2012 we added uniformed security and increased our management compensation to be more commensurate with other local theaters.

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

SEC Compliance and Regulations

The requirements for regulatory compliance continue to be expensive and difficult.  The HTML filing format will be combined with the XBRL format for the September quarter.  The XBRL filing format, required by the SEC, is expensive.  FullCircle has been filing in both formats for the last two years per SEC regulations.   Both formats can be viewed on our web page under the Announcements Tab.

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

Employees

FullCircle Registry, Inc., and subsidiaries currently have 18 employees, contract employees and officers.  Our total company employees will range from 18 to 28 employees, depending on the season.  We have never experienced employment-related work stoppages and consider that we maintain good relations with our personnel.

Results of Operations for the Three-month and Nine-Month Periods Ended September 30, 2013 and 2012.

Revenues during the three months ended September 30, 2013 were $487,729 with a cost of sales of $207,090, yielding a gross profit of $280,639 or 57.5%. This compares to $497,083 in revenues for the same period in 2012, with a cost of sales of $227,525, yielding a gross profit of $269,558 or 54.2%.  Revenues during the nine months ended September 30, 2013 were $1,411,573, with a cost of sales of $556,243, yielding a gross profit of $855,330 or 60.6%. This compares with $1,410,722 in revenues for the same period in 2012, with cost of sales of $624,930, yielding a gross profit of $785,792 or 55.7%.

Operating expenses during the three-month period ended September 30, 2013 were $220,779, resulting in an operating income of $59,860, compared to operating expenses of $230,317 in the same period in 2012, resulting in operating income of $39,241.  Operating expenses and selling, general and administrative costs during the current nine-month period were $663,744, resulting in an operating profit of $191,586, compared to operating expenses of $570,611 for the nine months ended September 30, 2012, resulting in an operating profit of $215,181 in the same period in 2012. Operating expenses for the nine-month period have increased because of the improvements of the theater and increased employee hours to upgrade our services.

Operating expenses were also greater due to a non-cash management compensation expense issued in our Common Stock.  In addition, our theater management compensation was increased to be more commensurate with our competition.  In 2013 we added uniformed security to our theater.

Interest expense for the three months ended September 30, 2013 was $77,000, amortization expense was $0 and depreciation expense was $60,339 producing a net loss for the period of $77,479, compared to interest expense of $61,216, amortization expense of $21,510 and depreciation expense of $60,339 resulting in a net loss of $103,824 during the same period in 2012.  Interest expense for the nine months ended September 30, 2013 was $252,010, amortization expense was $43,022 and depreciation expense was $181,017 resulting in a net loss from continuing operations of $284,463.  For the nine months ended September 30, 2012 the Company had interest expense of $246,925, amortization expense of $64,530 and depreciation expense of $167,755 and recognized a net loss of $264,029.

Outside the direct theater operation expenses of FullCircle Entertainment, Inc., depreciation, interest, amortization, SEC compliance cost for auditors, accountants and attorneys continue to be the major part of our expenses.

During the first nine months of 2013, compared to the corresponding period of 2012,  national theater revenues were down slightly and our Georgetown 14 Theater ticket revenues were down.  The theater revenues were a direct reflection of less popular first run movies being released compared to the same period last year.  We were able to offset some of that ticket sale decline in improved concession revenues and advertising revenues.  At the present time we are maintaining our competitive adult ticket pricing at $9.00.  Our closest competitors have increased their pricing from $10.00 to $10.50 per adult ticket.  Once our new WOW upgrade to the theater is completed we will re-evaluate our pricing.

Liquidity and Capital Resources

At September 30, 2013 the Company had total assets of $5,926,575, compared to $6,099,484 on December 31, 2012. The Company had total assets consisting of $9,031 in cash, $34,574 in accounts receivable, $23,423 in prepaid expenses, $58,283 in theater upgrades, $6,372,161 of fixed assets in the Georgetown 14 property, and $82,928 in computers and equipment, less accumulated depreciation of $653,825. Total assets at December 31, 2012 consisted of $34,469 in cash, $39,177 in accounts receivable, $535 in prepaid expenses, $6,372,161 of fixed assets in Georgetown 14, and $43,022 in our customer database, less accumulated depreciation of $472,808.

At September 30, 2013 the Company had $6,004,515 in total liabilities.   Total liabilities include $47,277 in accounts payable, $13,256 in accrued expenses, $75,281 in accrued interest, $19,568 in preferred dividends payable, $40,000 in notes payable, $391,563 in notes payable-related party, $299,242 in current portion of long-term debt, $134,310 in accrued property taxes, $487,342 in the digital equipment note, and $4,496,676 in mortgage payable.

Total liabilities at December 31, 2012 were $6,167,787, which was comprised of $53,071 in accounts payable, $11,141 in accrued expenses, $62,834 in accrued interest, $15,071 in preferred dividends payable, $40,000 in notes payable, $359,414 in note payable related party, $264,189 in current portion of long term debt, $125,965 in accrued property tax, $584,211 in the digital equipment note, and $4,651,891 mortgage payable.

Net cash used by operating activities for the nine months ended September 30, 2013 was $7,727 compared to net cash used by operating activities for the nine months ended September 30, 2012 of $28,800. During the nine months ended September 30, 2013, $58,283 was used for investments, and $25,118 was provided by financing activities. For the same period in 2012, $795,758 was used for investments and $783,098 was provided by financing activities.

As of September 30, 2013 we had capital commitments of a mortgage and the digital equipment loan for $5,245,822 for Georgetown 14 Theater.  We may also seek funding from sales of securities or from lenders offering favorable terms. No assurance can be given that we will be able to obtain the total capital necessary to fund our new business plans. In such an event, this may have a materially adverse effect on our business, operating results and financial condition.

We require additional capital to supplement our anticipated revenues and to fund our mergers and continuing operations. We have relied upon advances from directors, officers and shareholders and we have issued stock to finance our operations to this point.

FullCircle currently owes $40,000 in notes payable and $391,563 notes payable to related parties. Our auditors have expressed concern that the Company has experienced losses from operations and negative cash flows from operations since inception. We have negative working capital and a capital deficiency at September 30, 2013. As of September 30, 2013 stockholders equity is ($77,940) compared to ($68,303) on December 31, 2012.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s President and Chief Financial Officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15(d)-15(e)) that such disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no pending legal proceedings.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three-month period ending September 30, 2013 the Company issued an aggregate amount of 3,000,000 shares for operating capital at $.02 per share. During the three-month period ending September 30, 2013 the Company issued an aggregate amount of 500,000 shares for management services at $.01.per share and issued 232,785 for services at $.02 per share, and issued 28,400 shares for consulting services at $.04 per share.

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

Date: November 12, 2013

/s/ Norman L. Frohreich

Norman L. Frohreich

President

Chief Executive Officer

Chief Financial Officer