Form 10-K
period 2013-12-31
FULLCIRCLE REGISTRY INC
filed 2014-04-11
CIK 1127993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

  X .Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

      .Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 333-51918

FULLCIRCLE REGISTRY, INC.

(Exact name of registrant as specified in its charter)

NEVADA	87-0653761
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

Yes      . No  X .

The aggregate market value of the voting stock of the registrant held by non-affiliates (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the registrant’s common stock) of the registrant as of June 30, 2013 was approximately $4,360,163 for 62,288,038 shares at $.07 per share.

The number of shares outstanding of the issuer's Common Stock, as of December 31, 2013 was 131,784,426.

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

Our Current Business:

Our business plan is to target the acquisition of small profitable businesses with the following mission statement:

FullCircle Registry, Inc.’s, mission is to provide exit capabilities for small to medium sized private profitable companies through acquisition to improve our stockholder value while leaving those companies autonomous where possible to continue to be managed by the team that founded them, and subsequently providing liquidity and increased returns for the founder(s).

FullCircle Registry, Inc. is a holding company with four subsidiaries.  They are FullCircle Entertainment, Inc., FullCircle Medical Supplies, Inc., FullCircle Insurance Agency, Inc. and FullCircle Prescription Services, Inc.

FullCircle Entertainment, Inc.

In 2010 we established FullCircle Entertainment, Inc. (“FullCircle Entertainment”) for the purpose of acquiring movie theaters and other entertainment venues.

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

•

24 employees.

In January 2012 we converted all of our screens to a digital format and installed 3D capability at a cost of $790,000, which we financed with a secured loan. The digital format offers a crisper view and allows the exhibition of 3D movies on three of our screens. Two of our theaters had been previously converted to digital prior to 2012.

In 2012 we renegotiated the mortgage on the property, resulting in a reduction of ¾ percentage point in the interest rate. In March 2013 we again renegotiated the mortgage, resulting in a further reduction of 1/4 percentage point.

During 2013 we increased pricing of our tickets and concessions to be in line with other competing full service digital theaters in our area.

We also developed a new web page for the Georgetown 14 Digital Cinemas allowing for a more complete patron information center.  The new site is: www.georgetowncinemas.com.    Our patrons can now find us on Facebook and Twitter, and sign up for our weekly newsletter keeping them informed about the upcoming movies and news about our Georgetown improvements and community events.

In 2013, we began a major upgrade to the Georgetown 14 Digital Cinemas, with more signage and a complete remodel of our concession and lobby areas, as well as new employee uniforms. Funding for these improvements has been difficult, but we have managed to begin the process with the assistance from major stockholders.  We plan to install new furniture, which will allow a place for our patrons to meet and enjoy our enhanced concession menu, as well as enjoy our new WiFi hot spots throughout the theater.

We launched a gift card program as well as a Customer Rewards program.  Since its inception in January 2014 more than 500 patrons have enrolled in the Customer Rewards program.  This will allow us to identify the zip codes of our patrons, so that we can target specialized marketing materials and monitor our growth outside our immediate area.

We also added uniformed security from dusk to close, and increased our management compensation to be more commensurate with other local theaters.  We also improved our maintenance operations to improve the patron experience.

During 2014 we plan to improve our theater operations to allow us to offer:

•

Free viewing of U.S. popular sporting events, such as the Major League Baseball World Series, NFL playoffs, NCAA Basketball and Football playoffs and NBA playoffs.  These would be primarily marketing events to increase concession revenue.

•

Viewing of popular international sporting events, to serve our local international community.

•

Business meetings requiring high-speed internet upload and download capabilities

•

Private party functions

During the last half of 2013, nationwide theater revenues were down compared to the preceding year, due principally to a series of poorly reviewed and disappointing movies that were released during this period.  We experienced a slight decline in attendance, so our ticket sale revenues were below 2012 levels by 1.9%.

A portion of the building housing the Georgetown Digital Cinemas also includes a grocery store space, which we lease to an independent operator. The lease was set to expire in 2014, and we recently leased the space to Save-A-Lot Stores, a grocery store operator, for another 20 years.

FullCircle Medical Supplies, Inc.

In 2013 we established a new company, FullCircle Medical Supplies, Inc. (“FullCircle Medical”), for the purpose of entering into the durable medical equipment (“DME”) supply business sector, for the purpose of acquiring medical supply businesses and other related medical supply services in the Sun Belt states.

Our current plan is to acquire or establish DME businesses throughout the state of Louisiana with up to twelve DME locations, utilizing centralized warehousing, billing, and purchasing, and to provide all related DME services in each location.

Acquiring these businesses and covering the whole state should provide:

•

Economies of scale, reducing costs of inventory and operational expenses

•

Central warehousing, providing prompt supply to all stores and internet sales, and reducing obsolete inventory write-downs

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

•

Increased selection of products

•

Operational synergies between all stores

•

Improved margins and profitability

We are currently considering several existing DME businesses, with an average of approximately $1.1 million in revenues. At such time as we complete some acquisitions, we plan to employ a state manager with experience in the medical supply industry to supervise the managers of the purchased stores and operations in the state.

Many of these businesses are still owned by their founders, who are looking for an exit strategy to realize a gain for their life’s work.  Most have employees with ten to fifteen years’ experience, who are solid contributors to these businesses.  Most are contributors to civic activities in their communities, which provides them a business connection within their marketing area.  Our intent is to allow them to continue to operate autonomously, to continue to be profitable, and to improve net income with increased product selection, improved synergies, and Internet and social media exposure.

We have entered the “analysis” and “selection” phase of our acquisition activities, and our executives have made multiple trips to Louisiana for the purpose of collecting and analyzing information, reviewing each business, observing employees, and understanding the focus and strengths of each business. In some cases we are negotiating letters of intent for these proposed acquisitions, and in the process of financial evaluations of those businesses.

We are engaged in several acquisition negotiations.

Typically, most DME businesses do not market on the Internet and many do not have websites.  Once we complete the first acquisition, we plan to create a web site introducing a products catalogue and shopping cart.  As acquisitions continue, we plan to “clone” the website for each location, connecting to our products catalogue and shopping carts.  This would allow each DME to market nationally as well as internationally and ship out of a central warehouse.  We believe that revenues from these businesses can be expanded by approximately 50% over the first two-year period through Internet and social media marketing.

In general, applicable SEC rules require that the financial statements of these businesses be audited by an independent certified public accountant, so the purchase of these businesses cannot be completed until the auditors complete the audit and provide their opinion.

Candidates to operate the proposed Louisiana company have been interviewed and, following acquisition of DME companies in the state, will be phased in with consulting arrangements and eventually assume management positions in the company. We believe our consultants will assist in providing a full range of products and services for each market.

Once we establish consolidated operations in Louisiana, and the infrastructure and operations are tested and functioning, we plan to utilize this approach in additional southern states.

We plan to finance acquisitions of DME companies either by issuance of our Common Stock or Preferred Stock, cash, notes or a combination of them.  We plan to raise cash to finance these acquisitions through borrowings or a private placement of Common Stock to accredited investors of up to $1.5 million. In addition, we are engaged in discussions with several companies that operate for the purpose of providing alternative funding solutions, as well as with major alternative lending companies for larger commitments that are expected to materialize once the acquisition process begins.  These sources will fund as acquisitions occur providing discounted conversations formulas with our Common Stock.

We have not completed any acquisitions in this field, nor have we finalized funding commitments, so our ability to enter into the DME business is subject to these uncertainties.

FullCircle Insurance Agency, Inc.

The FullCircle Insurance Agency, Inc. was founded in August 2008, but is currently inactive.  In the past few years the insurance industry has experienced difficulties flowing from the financial problems of AIG and other major industry players, and the enactment of the Affordable Care Act has produced significant uncertainty in the healthcare insurance field.  Until these matters are stabilized, we have placed operations of this company on hold.   We believe that this industry will thrive once the Affordable Care Act is fully implemented, improved, and finalized. Increased agency knowledge and professionalism will be necessary to help businesses and individuals understand the new laws.   We believe there are opportunities to “roll up” several local agencies into regional agencies, for economies of scale in providing these professional services.

FullCircle Prescription Services, Inc.

FullCircle Prescription Services, Inc. was established for the purpose of handling our prescription assistance services program. Its mission is to assist consumers in finding medications at discounted rates worldwide in our “Shop the World” program. When it becomes operational, FullCircle Prescription Services, Inc. will not dispense any medications nor handle any prescriptions, but will function only as a customer assistance program.

Until a more favorable political climate exists we have placed the marketing efforts for the advancement of FullCircle Prescription Services, Inc. on hold.  Up until 2009 the political trend was to support the re-importation of generic drugs to assist in combating the increasing expense of prescription medications most importantly for senior citizens.  However, since that time the political trend has reversed largely influenced by large pharmaceutical companies.  The re-importation of generic drugs manufactured by U.S. companies, which is essential to the business strategy of FullCircle Prescription Services, Inc., is currently disfavored by the U.S. Government. Pending a change in this policy, we are still operational but have elected to not expend any operational or marketing funds at this time.

Competition:

Movie Theater Entertainment:

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

We plan to expand into the exhibition of live sporting events such as world soccer, cricket, and possibly NFL playoff games and the World Series to provide large screen viewing of these sporting events.  We are also taking an aggressive posture to expand into business conference sessions during “dead” screen time to facilitate the anticipated increase in demand for “upload and download” communication with enhanced WiFi and dish communication systems.

Durable Medical Equipment :

The durable medical equipment supply business is highly fragmented, consisting mainly of local pharmacies, small pharmacy chains, and local distributors and retail outlets. As a result, the business is not overly price competitive, and prices are generally comparable market to market and state to state.  Pricing is predominantly controlled by insurance companies and by Medicare / Medicaid reimbursement policies.  Revenue improvement depends on additional services and improved marketing.  According to Forbes Magazine, in 2012 the medical supply business was the second most profitable of the top 20 small businesses in the country.

Successful medical supply businesses are profitable because the founders or managers devote their attention to customer service and inventory management, to ensure quick delivery to their patrons.  We plan to maintain this performance in businesses we acquire

Recently, Medicare has developed a competitive bidding process in larger cities that is squeezing margins of many DME businesses. We believe this trend will continue, and consequently will require  better management and  control of expenses to maintain profitability. We believe this situation will provide us an opportunity to acquire some of these businesses, and to provide the synergies to remain competitive and improve profits.

Employees:

FullCircle Registry, Inc., and its subsidiaries have employee levels generally ranging between 20 to 28 employees/officers depending on seasonal needs.   We have never experienced employment-related work stoppages and focus on good relations with our personnel and are continuing to attract stronger talent.

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

We also own the Georgetown 14 Digital Cinemas movie complex located in Indianapolis, Indiana.  The property currently houses a 14 movie theatre complex, which is owned and operated by us. A portion of the building housing the Georgetown Digital Cinemas also includes a grocery store space, which we currently renewing with Save A Lot to expire in 20 years.

ITEM 3.  Legal Proceedings.

We are not currently subject to any material pending legal proceedings.

ITEM 4. Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the OTC Bulletin Board, or OTCBB, under the trading symbol FLCR.

The following table sets forth, for the periods indicated, the high and low closing prices as reported by OTCBB for our common stock for fiscal years 2012 and 2013 and the latest information in the first quarter 2014. The OTCBB quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	High	Low	Close

2014
Jan 1 to March 18	0.07	0.03	0.04

2013
First Quarter	0.10	0.01	0.083
Second Quarter	0.083	0.025	0.035
Third Quarter	0.07	0.028	0.07
Fourth Quarter	0.07	0.03	0.04

2012
First Quarter	0.10	0.03	0.06
Second Quarter	0.06	0.06	0.06
Third Quarter	0.05	0.04	0.05
Fourth Quarter	0.05	0.01	0.03

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

The number of record holders of our common stock at March 15, 2014 was approximately 640.

ITEM 6.  Selected Financial Data

As a “smaller reporting company” we are not required to respond to this item.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

New Business plan and new direction

In recent years we have established four operating subsidiaries.   In addition to the parent company, FullCircle Registry, Inc., we have added companies in the following business sectors: distribution of medical supplies, entertainment, insurance agency and prescription assistance services.   In 2010 we purchased our first property, in Indianapolis, Indiana, that contains the Georgetown 14 Digital Cinemas.  Revenues for 2011, 2012, and 2013 were predominantly from the movie theater operations. Our medical supplies distribution company, FullCircle Medical Supplies, Inc., plans to commence operations in 2014.  FullCircle Insurance Agency, Inc. and FullCircle Prescriptions, Inc. are currently inactive, pending national economic improvements and changes in the healthcare sector.

Results of Operations

Revenue:

Revenues during the year ended December 31, 2013 were $1,883,837 with cost of sales of $748,341 yielding a gross profit of $1,135,496, 60.3% of revenue. This compares to revenues of $1,865,468 with cost of sales of $867,600 yielding a gross profit of $997,868, 53.3% of revenue, for the same period in 2012.

During the last half of the year nationwide theater revenues were down compared to the preceding year, due principally to a series of poorly reviewed and disappointing movies that were released.  We experienced a slight decline in attendance, so our ticket sale revenues were below 2012 levels by 1.9%.

Selling, general, and administrative expenses during the year ended December 31, 2013 were $977,036, resulting in income before depreciation and amortization of $158,460. Depreciation and amortization expense totaled $290,212, resulting in an operating loss of $131,752. Other income/expenses, including interest expense and miscellaneous income, totaled $316,350, resulting in a net loss of $448,402. In 2012, selling, general, and administrative expenses were $758,300, resulting in income before depreciation and amortization of $239,568. Depreciation and amortization expense totaled $314,134, resulting in an operating loss of $74,566. Other income/expenses, including interest expense and miscellaneous income, totaled $295,218, resulting in a net loss of $369,784.

Non-cash expenses during the year ending December 31, 2013 were $431,040, including depreciation expense of $247,190, amortization expense of $43,022, and stock issued for services of $140,828. Non-cash expenses during the year ending December 31, 2012 were $362,849, including depreciation expense of $228,094, amortization expense of $86,040, and stock issued for services of $48,715.

Our 2013 revenues were consistent with 2012.  Our 2014 revenues are expected to improve because of the planned improvements to the Georgetown 14 Digital Cinemas.  However, we remain dependent on first run releases from the movie companies to generate revenues from the theater.   Additional revenues are expected to occur in 2014 from acquisitions in the DME business sector.

Legal, Accounting, Amortization and Depreciation Expenses:

A large portion of our 2013 parent company operating expenses was the result of SEC compliance requirements for our 2012 10K and three 10Q SEC filings in accounting, accounting, and legal services.  In addition, in 2012, we expensed $43,022 for the amortization of our database.  The database is fully amortized and no further expenses will occur in 2014. $247,190 was expensed for the depreciation of our Georgetown 14 property in 2013.

Liquidity and Capital Resources:

As of December 31, 2013, the Company had total assets in the amount of $5,854,062 compared to total assets in the amount of $6,099,484 at December 31, 2012.  These assets principally consisted of $14,267 in cash, $30,428 in accounts receivable, $10,870 in utility deposits, $5,126 in prepaid expenses, $5,793,371 in property and equipment (including the Georgetown 14 Digital Cinemas.).  Total assets at December 31, 2012 consisted of $34,469 in cash, $39,177 in accounts receivable, prepaid expenses of $535, a $43,022 investment in the customer database and $5,982,281 in property and equipment.

The amortization expense for our prescription services customer database expired in the second quarter 2013.

On December 31, 2013, the Company had $5,995,651 in total liabilities.  Current liabilities included $70,974 in accounts payable, $7,628 in accrued expenses, $74,610 in accrued interest, $21,083 in preferred dividends payable, a current note payable of $35,000, $426,248 in notes payable – related party, current mortgage payable and equipment loan of $309,586, $150,120 in property tax accrual, a digital equipment note of $464,875, and long term mortgage payable of $4,435,527.

On December 31, 2012, the Company had $6,167,787 in total liabilities.  Current liabilities included $53,071 in accounts payable, $11,141 in accrued expenses, $62,834 in accrued interest, $15,071 in preferred dividends payable, a current note payable of $40,000, $359,414 in notes payable – related party, current mortgage payable and equipment loan of $264,189, $125,965 in property tax accrual, a digital equipment note of $584,211, and long term mortgage payable of $4,651,891.

Net cash provided by operating activities for the year ended December 31, 2013 was $26,547 compared to net cash provided of $16,282 in the year ended December 31, 2012.

During the year ended December 31, 2013, $11,531 was provided by financing activities compared to $794,214 provided by financing activities in 2012.

During the year ended December 31, 2013, $58,280 was used in investing activities and $795,758 was used in investing activities in 2012.

On December 15, 2012, in an effort to secure additional operating capital, the Company authorized the sale up to 5,000,000 shares at the rate of $.02 per share, for gross proceeds of $100,000.

In January 2013 we received $70,000 in funds from this offering for use as working capital.  An additional offering was initiated in April 2013 for 5,000,000 shares at $.02 per share, and we received proceeds of $100,000 for use as working capital.  During the quarter ended June 30, 2013 we received offering proceeds of $80,000 use as for working capital.  In July we offered and sold 5,000,000 shares at $.02 per share for proceeds of $100,000, and during the quarter ended September 30 we received proceeds of $60,000 for use as working capital, and during the quarter ended December 31, 2013 we received $30,000 for use as working capital.  The remaining balance available on our offerings was $60,000 on December 31, 2013.

Also in 2013, in an effort to secure capital to cover operations at our Georgetown 14 Digital Cinemas, we borrowed $66,834 from certain major stockholders, represented by promissory notes.

On December 31, 2013, our net worth was ($141,589) as compared to a net worth of ($68,303) on December 31, 2012.

We are currently focused on developing additional revenues from acquisitions in the DME business sector and from our entertainment division and reducing debt through converting notes payable to common stock when our common stock price provides a reasonable conversion ratio.

We are engaged in negotiations with mezzanine financing companies. In addition we plan to conduct a private offering of Common Stock in the quarter ending June 30 to obtain an additional $1,500,000 in funding from accredited investors. The proceeds of this funding will be for planned acquisitions, as well as to provide working capital.

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

The current expansion of the Company’s business demands that significant financial resources be raised to fund capital expenditures, working capital needs, debt service and the cash flow deficits expected to occur once we continue our acquisition program.  Current cash balances and the realization of accounts receivable will cover our operations at Georgetown 14 Digital Cinemas, but will not be sufficient to fund planned acquisitions.  Consequently, the Company is pursuing funding using our Common Stock.

Critical Accounting Policies and Estimates:

The Company’s discussion and analysis of its financial condition and results of operations are based upon its financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements may have required the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures.  On an ongoing basis the Company evaluates estimates, including those related to bad debts, inventories, fixed assets, contingencies and litigation.  If the company is profitable in 2014 our loss carry forward should eliminate cash needs for income taxes.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of the Company’s judgments on the carrying value of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.

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

Some of the matters discussed in this “Management's Discussion and Analysis of Financial Condition and Results of Operation,” and elsewhere in this annual report on Form 10-K include forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events including, among other things:

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

Our external consultants responsible for the preparation of our financial reporting package identified this material weakness. The aforementioned material weaknesses did not impact our financial reporting or result in a material misstatement of our financial statements.  As of December 31, 2013 we have not taken action to correct the material weaknesses identified in our disclosure controls and procedures.

We have engaged an outside CPA with SEC related experience to assist in correction of these material weaknesses. In addition we appointed an accountant to provide financial statements on a monthly basis and to assist with the preparation of our SEC financial reports, which will allow for proper segregation of duties as well as additional manpower for proper documentation.

Because of the material weakness described above, management concluded that, as of December 31, 2013 our internal control over financial reporting was not effective based on the criteria established in Internal Control-Integrated Framework issued by COSO.

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

ITEM 9B.  Other Information.

None.

PART III

ITEM 10.  Directors, Executive Officers, and Corporate Governance

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Since
Alec G. Stone	72	Chairman of the Board	2012
Carl R. Austin	73	Director	2012
Norman Frohreich	71	Director, President, CEO/CFO	2007

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

Compensation of Directors:

Directors will be paid 250,000 shares per year for their services. Each director received compensation of 250,000 shares in 2013.

Compensation of Officers:

The following table lists the compensation received by our former and current officers over the last two years.

SUMMARY COMPENSATION TABLE

Name	Position	Year	Salary ($)	Stock ($)	Other ($)	Total ($)
Alec Stone	Chairman	2013	-	2,500	-	2,500
Carl Austin	Director	2013	-	2,500	-	2,500
Norman Frohreich	Dir/CEO/CFO	2013	-	42,500	-	42,500
Randall Clauson (2)	VP Secretary	2013	-	-	-	-

Name	Position	Year	Salary ($)	Stock ($)	Other ($)	Total ($)
Alec Stone	Chairman	2012	-	-	-	-
Carl Austin	Director	2012	-	-	-	-
Norman Frohreich	Dir/CEO/CFO	2012	-	-	-	-
Brion Tinsley (1)	VP Operations FCPS	2012	-	2,500	-	2,500

(1)

Retired December 2012

(2)

New Officer February

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of December 31, 2013 the name and shareholdings of each director, officer and stockholders holding more than five percent of the Company’s outstanding shares.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

		Number of Shares
Name and Address	Title of Class	Beneficially Owned	% of Shares

Alec G. Stone (1)(2)	Common	18,901,855	14.34%

Norman Frohreich (2)(3)(4)(5)	Common	14,643,190	11.11%

Carl Austin (2)	Common	14,374,499	10.91%

Richard Davis	Common	11,829,247	8.98%

Randall Clauson (3)	Common	4,672,882	3.55%

All as a group	Common	64,421,673	48.88%

(1)

Chairman

(2)

Director

(3)

Officer

(4)

Includes 3,213,400 shares attributable to family members of Norman Frohreich

(5)

Includes 2,215,514 shares attributable to Norlander Information Services, Inc.

ITEM 13.  Certain Relationships and Related Transactions and Director Independence

None

ITEM 14.  Principal Accounting Fees and Services.

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-K and 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were:

Rodefer Moss & Co, PLLC $29,000 in 2013

Rodefer Moss & Co, PLLC $37,500 in 2012

Tax Fees:

There were no fees for tax compliance, tax advice and tax planning to our auditors for the fiscal years 2013 and 2012.

All Other Fees:

There were no other fees billed in either of the last two fiscal years for products and services provided by the principal accountant other than the services reported above.

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

Date:  April 10, 2014

FullCircle Registry, Inc.

By:  /s/ Norman L. Frohreich

Norman L. Frohreich

President, Chief Executive Officer, and

Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  April 10, 2014

By: /s/ Alec G. Stone

Alec G. Stone

Director

Date:  April 10, 2014

By: /s/ Carl R. Austin

Carl R. Austin

Director

Date:   April 10, 2014

By: /s/ Norman L. Frohreich

Norman L. Frohreich

President

Chief Executive Officer

Principal Accounting Officer

Director

FullCircle Registry, Inc.

Consolidated Financial Statements for the Period Ended

December 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

FullCircle Registry, Inc.

We have audited the accompanying consolidated balance sheets of FullCircle Registry, Inc. (a Nevada Corporation) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.   The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements; assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FullCircle Registry, Inc. and subsidiaries as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Rodefer Moss & Co., PLLC

Rodefer Moss & Co, PLLC

New Albany, Indiana

April 9, 2014

FullCircle Registry, Inc.
Consolidated Balance Sheets

	ASSETS
	December 31,	December 31,
	2013	2012

Current assets:
Cash	$14,267	$34,469
Accounts receivable	30,428	39,177
Utilities Deposits	10,870
Prepaid expenses	5,126	535
Total current assets	60,691	74,181

Fixed assets
Georgetown 14 property	6,430,441	6,372,161
Computers and equipment	-	82,928
Accumulated depreciation	(637,070)	(472,808)
Total fixed assets	5,793,371	5,982,281

Other assets:
Total customer data Base after amortization	-	43,022
Total assets	$5,854,062	$6,099,484

	LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$70,974	$53,071
Accrued expenses	7,628	11,141
Accrued interest	74,610	62,834
Preferred dividends payable	21,083	15,071
Short term notes payable	35,000	40,000
Notes payable - related party	426,248	359,414
Current portion of long term debt	309,586	264,189
Accrued Property tax	150,120	125,965
Total current liabilities	1,095,249	931,685

Long term liabilities
Digital equipment note, less current portion	464,875	584,211
Mortgage payable, less current portion	4,435,527	4,651,891
Total long term liabilities	4,900,402	5,236,102
Total liabilities	5,995,651	6,167,787

Stockholders:
Preferred stock, authorized 10,000,000 shares
of $.001 par value
Preferred A, issued and outstanding is 10,000	10	10
Preferred B, issued and outstanding is 300,600	300	300
Common stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding shares of 131,784,426 and 112,743,016 shares, respectively	131,784	112,743
Additional paid-in capital	8,999,967	8,638,180
Accumulated deficit	$(9,273,650)	$(8,819,536)
Total Stockholders' equity (deficit)	(141,589)	(68,303)
Total liabilities and stockholders' deficit	$5,854,062	$6,099,484

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.
Consolidated Statements of Operations

	For the years
	Ended December 31,
	2013	2012

Revenues	$1,883,837	$1,865,468
Cost of sales	748,341	867,600
Gross profit	1,135,496	997,868

Operating expenses
Selling, general & administrative (includes non-cash
stock for services of $140,828 of $48,715)	977,036	758,300
Total selling, general & administrative expenses	977,036	758,300
Income before depreciation and amortization	158,460	239,568

Depreciation and Amortization
Amortization expense	(43,022)	(86,040)
Depreciation expense	(247,190)	(228,094)
Operating Loss	(131,752)	(74,566)

Other Income (expense)
Interest expense	(316,350)	(363,677)
Miscellaneous Income	-	68,459
Total other income (expense)	(316,350)	(295,218)
Net loss before income taxes	(448,102)	(369,784)
Income taxes	-	-

Net loss	$(448,102)	$(369,784)

Net basic and fully diluted loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	123,241,412	111,560,574

The accompanying notes are an integral part of these financial statements

FullCircle Registry, Inc.

Consolidated Statements of Cash Flows

	For the Twelve Months
	Ended December 31,
	2013	2012
Cash flows from operating activities
Net loss	$(448,102)	$(369,784)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities
Depreciation & amortization	290,212	314,134
Stock issued for services	140,828	48,715
Change in assets and liabilities
(Increase) decrease in prepaid expenses	(15,461)	(535)
(Increase) decrease in accounts receivable	8,749	(33,296)
Increase (decrease) in accounts payable	17,903	(45,419)
Increase (decrease) in accrued interest	11,776	29,910
Increase (decrease) in accrued expenses	20,642	72,557
Net cash provided by (used in) operating activities	26,547	16,282

Cash flows from investing activities
Purchase of fixed assets	(58,280)	(795,758)
Net cash provided by (used in) investing activities	(58,280)	(795,758)

Cash flows from financing activities
Payments on mortgage payable	(172,148)	(121,679)
Payments on digital equipment payable	(118,155)	(111,653)
(Increase) decrease in notes receivable		10,000
Proceeds from notes payable related parties	66,834	186,788
Payment of notes payable	(5,000)	-
Proceeds from digital equipment loan	-	795,758
Proceeds from sale of common stock	240,000	35,000
Net cash provided by financing activities	11,531	794,214

Net increase (decrease) in cash	(20,202)	14,738

Cash and cash equivalents at beginning of period	34,469	19,731
Cash and cash equivalents at end of period	$14,267	$34,469
Supplemental cash flow information
Cash paid for:
Interest	$304,574	$333,767
Income Taxes	$-	$-
Non-cash transactions
Unpaid dividends	$6,012	$6,029
Stock issued for services	$114,409	$48,715
Stock issued for services - valuation difference	$26,419	$-

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

For the period ended December 31, 2013 and December 31, 2012

					Additional
	Preferred Stock		Common Stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit

Balance, January 1, 2012	310,600	$310	110,130,620	$110,130	$8,557,078	$(8,443,723)

Stock issued for cash at .04 per share	-	-	875,000	875	34,125	-

Stock issued for services, average fair value .03 per share	-	-	1,737,396	1,738	46,977	-

Preferred stock dividend	-	-	-	-	-	(6,029)

Net loss for the year ended December 31, 2012	-	-	-	-	-	(369,784)

Balance, January 1, 2013	310,600	310	112,743,016	$112,743	$8,638,180	$(8,819,536)

Stock issued for cash at .02 per share	-	-	12,000,000	12,000	228,000	-

Stock issued for services, fair value .02 per share	-	-	7,041,410	7,041	133,787	-

Preferred stock dividend	-	-	-	-	-	(6,012)

Net loss for the year ended December 31, 2013	-	-	-	-	-	(448,102)

Balance, December 31, 2013	310,600	$310	131,784,426	$131,784	$8,999,967	$(9,273,650)

The accompanying notes are an integral part of these consolidated financial statements

FullCircle Registry, Inc.

For Year Ending December 31, 2013 and December 31, 2012

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

In 2008 the Company formed two new subsidiaries to begin to formulate the expansion of the new business model and the growth of FullCircle Registry, Inc.  FullCircle Prescription Services, Inc. and FullCircle Insurance Agency, Inc. were formed in 2008. FullCircle Entertainment, Inc. was formed in 2010 to engage in the operation of a movie theater. In 2013 the Company formed FullCircle Medical Supplies, Inc. to engage in the medical equipment supply business. The details of these companies and plans are identified in the section Item 1. Description of Business of our Form 10-K for 2013.

b.

Accounting Method & Revenue Recognition

The Company's policy is to use the accrual method of accounting to prepare and present financial statements that conform to generally accepted accounting principles (“GAAP”).  Revenue is recognized for the performance of providing goods, services or other rights to customers.

c.

Principles of Consolidation

For the years ended December 31, 2013 and 2012, the consolidated financial statements include the books and records of FullCircle Registry, Inc., FullCircle Entertainment, Inc., FullCircle Medical Supplies, Inc., FullCircle Prescription Services, Inc. and FullCircle Insurance Agency, Inc. All inter-company transactions and accounts have been eliminated in the consolidation.

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

FullCircle Registry, Inc.

For Year Ending December 31, 2013 and December 31, 2012

Notes to Consolidated Financial Statements

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

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of convertible notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2013 and 2012.  At December 31, 2013 and 2012, the Company had no assets or liabilities that are measured at fair value on a recurring or non-recurring basis.

f.

Capital Structure

The Company’s capital structure is as follows:

Preferred stock, authorized 10,000,000 shares of $.001 par value, Class A issued and outstanding is 10,000.  Class B issued and outstanding is 300,600.  Class A preferred shares have no voting rights.  Class B preferred shares have voting rights at 10 for 1 share.  There is no publicly traded market for our preferred shares.  Preferred dividends declared were $6,029 for each of the years ending December 31, 2013 and 2012, respectively.

Common stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding 131,784,426 on December 31, 2013 and 112,743,016 on December 31, 2012.  The common stock has one vote per share.  The common stock is traded on the OTCBB under the symbol FLCR.

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

g.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation of property and equipment is provided using the straight-line method over the respective useful lives ranging from 3-39 years. Depreciation expense for the years ended December 31, 2013 and 2012 totaled $247,190 and $228,094, respectively.

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

FullCircle Registry, Inc.

For Year Ending December 31, 2013 and December 31, 2012

Notes to Consolidated Financial Statements

i.

Earnings (Loss) Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the consolidated financial statements.

Earnings (Loss) Per Share

	Earnings (Loss) Per Share
	For the Twelve Months
	Ended December 31,
	2013	2012

Net loss	$(448,102)	$(369,784)

Net basic and fully diluted loss per share	$(0.004)	$(0.003)

Weighted average shares outstanding	123,241,412	111,560,574

There are no outstanding common stock options and/or warrants.

j.

Provision for Income Taxes

Deferred tax assets and the valuation account are as follows:

	12/31/2013	12/31/2012

Loss Carry Forward	$9,247,231	$8,819,536

Deferred tax asset:
NOL carryforward	$3,338,514	$3,175,033

Valuation allowance	$(3,338,514)	$(3,175,033)

Total deferred tax asset:	$-	$-

The components of current income tax expense are as follows:

	12/31/2013	12/31/2012

Current federal tax expense	$-	$-

Current state tax expense	$-	$-

Change in NOL benefits	$163,481	$346,303

Change in valuation allowance	$(163,481)	$(346,303)

Income tax expense	$-	$-

FullCircle Registry, Inc.

For Year Ending December 31, 2013 and December 31, 2012

Notes to Consolidated Financial Statements

The Company has adopted FASB ASC 740-10 to account for income taxes. The Company currently has no items creating temporary differences that would give rise to deferred tax liabilities. Net operating losses give rise to possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards; an evaluation allowance has been made to the extent of any tax benefit that net-operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of $3,329,003 and $3,175,033 as of December 31, 2013 and December 31, 2012, respectively, which may be offset against future taxable income. These NOL carry-forwards begin to expire in the year 2020.   No tax benefit has been reported in the financial statements. Tax rates differ from statutory rates due to the uncertainty of the above.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 2013 and 2012, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are for the years ended December 31, 2013, 2012, and 2011.

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

The intent of the update is to assess whether or not, on a more likely than not basis, using qualitative analysis as described in the update, an indefinite-lived asset is impaired.  If it is determined to be impaired, a valuation on a quantitative basis must be performed.  Similarly, if the indefinite-lived asset is determined to have a finite life it must be evaluated for amortization and/or impairment analysis.  The impact on our financial statements was not material.

In October of 2012, the FASB issued Accounting Standards Update 2012-04, Technical Corrections and Improvements (ASU 2012-04).  The guidance provided by the standard will be effective for fiscal periods beginning after December 15, 2012 and will be effective for our 2013 financial statements. The impact on our financial statements was not material.

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

FullCircle Registry, Inc.

For Year Ending December 31, 2013 and December 31, 2012

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

m.

Advertising

Advertising costs are expensed as incurred.  Advertising expense was $3,875 and $2,775 for the years ending December 31, 2013 and 2012, respectively.

n.

Cash and Cash Equivalents

For the purposes of the Statements of Cash Flows, the Company considers cash and cash equivalents to be cash in all bank accounts, including money market and temporary investments that have an original maturity of three months or less.

o.

Reclassifications

Certain 2012 financial information has been reclassified to conform to the 2013 presentation. The reclassifications have no impact on the previously reported financial position of the Company or its operations.

NOTE 2.  GOING CONCERN

The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered recurring losses, negative working capital and is dependent upon raising capital to continue operations. The Company has incurred losses resulting in an accumulated deficit of $9,247,231 as of December 31, 2013 and $8,819,536 as of December 31, 2012, respectively.

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

FullCircle Registry, Inc.

For Year Ending December 31, 2013 and December 31, 2012

Notes to Consolidated Financial Statements

NOTE 3.   NOTES PAYABLE

The Company's notes payable obligations, both related party and unrelated, are as follows:

	December 31	December 31
	2013	2012
Notes payable current liabilities

Notes payable to related parties
for funds installed into Fullcircle Entertainment Inc. at 10% interest	$349,622	$305,937

Notes payable related parties current liabilities @ 8.0%	76,626	76,626

Notes payable to various individuals bears Interest at 8.0% per annum
principal and interest due on demand.	35,000	40,000

Total Demand Notes	$461,248	$422,563

Current portion of long term debt	309,586	264,189

Total current liabilities - notes	$770,834	$686,752

Mortgage payable, less current portion

Mortgage payable assumed in acquisition; interest payable at 4.75%
monthly payments of $34,435 through July 2017 with balloon payment
of the Balance upon maturity.	4,435,527	4,651,891

Digital Equipment note payable, less current portion
Note payable excersised in January 2012; interest payable at 7%
with a term of five years; secured by the digital equipment	464,875	584,211

Total long-term liabilities - notes	$4,900,402	$5,236,102

Total liabilities notes	$5,671,236	$5,899,705

At the election of the lender, principal and interest under related party notes may be paid through the issuance of restricted shares of common voting stock of the Company at the price of $.04 per share.

Future minimum principal payments on notes payable are as follows:

2014	$309,586
2015	$305,130
2016	$305,130
2017	$4,146,357
2018	$143,785
Total	$5,209,988

NOTE 4. RELATED PARTY

The Company received advances from related parties for $66,834 for operating needs in 2013. The balance of the notes payable to related parties was $426,248 as of December 31, 2013.

FullCircle Registry, Inc.

For Year Ending December 31, 2013 and December 31, 2012

Notes to Consolidated Financial Statements

NOTE 5. COMMITMENTS

Our principal executive offices are located at 161 Alpine Drive, Shelbyville, KY 40065.  The facility consists of approximately 1,200 square feet of office space, leased for $750 per month. Our original lease expired on September 15, 2007 and, due to high vacancies in the area, we have elected to maintain a verbal month-to-month agreement.

NOTE 6. INTANGIBLE ASSETS

The Company’s intangible assets consist primarily of the database containing the names, addresses, and phone numbers of approximately 68,000 customers for its use as part of its prescription oriented array of services. Amortization expense amounted to $43,022 and $86,040 for the years ended December 31, 2013 and 2012 respectively. At December 31, 2012, the database had an original cost of $368,746 with accumulated amortization of $325,724.  As of December 31, 2013, the database was fully amortized and retired.

NOTE 7 - LEASES – LESSORS

The Company leases space to Lofino’s Indiana Foods, LLC for a Save-A-Lot grocery store. The space is leased over a 20 year period. Monthly rent charged to the tenant is $11,395.  Beginning in 2015, monthly rent charged to the tenant will increase to $13,280 per month. Total rental income relating to this lease was $136,740 for each of the years ended December 31, 2013 and 2012. The following is a schedule for the next five years of future minimum rentals under the lease:

Year Ending December 31,
2014	$136,740
2015	159,360
2016	159,360
2017	159,360
2018	159,360
Thereafter	$438,240

The term of this lease ends on September 30, 2021.

NOTE 8. STOCKHOLDERS EQUITY

During 2013, the Company issued 12,000,000 restricted shares of its common stock for $240,000 in cash at $.02 per share. In 2012, the Company issued 875,000 restricted shares of its common stock for $35,000 in cash at $.04 per share.

The Company also issued restricted shares of its common stock for services in 2013 and 2012. The Company estimates the fair value of its restricted shares issued for services based on prices obtained for cash from non-related third parties for the same series of restricted shares. In 2013, the Company issued 7,041,410 of such shares at an average fair value of $.02 or $140,828. In 2012, the Company issued 1,737,396 such shares at an average fair value of $.03 or $48,715.