Form 10-Q
period 2014-03-31
FULLCIRCLE REGISTRY INC
filed 2014-05-15
CIK 1127993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes      . No  X .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 131,784,426 Class A common shares as of April 30, 2014.

FORM 10-Q

FULLCIRCLE REGISTRY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

FullCircle Registry, Inc.
Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2014	2013
Current Assets
Total Checking/Savings	$23,828	$14,267
Accounts Receivable	28,260	30,428
Prepaid Expenses	3,698	5,126
Total Current Assets	55,786	49,821
Fixed Assets
Georgetown Property	6,431,386	6,430,441
Accumulated Depreciation	(700,322)	(637,070)
Total Fixed Assets	5,731,064	5,793,371
Other Assets
Utility Deposit	10,870	10,870
Total Other Assets	10,870	10,870
TOTAL ASSETS	$5,797,720	$5,854,062

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable	$73,455	$70,974
Current Portion of Long Term Debt	309,586	309,586
Property Tax Accrual	179,184	150,120
Accrued Expenses	8,751	7,628
Preferred Dividends Payable	22,599	21,083
Note Payable Related Parties	460,932	426,248
Note Payable	35,000	35,000
Accrued Interest	103,570	74,610
Total Current Liabilities	1,193,077	1,095,249
Long Term Liabilities
Digital equipment note, less current portion	440,487	464,875
Mortgage payable, less current portion	4,402,769	4,435,527
Total Long Term Liabilities	4,843,256	4,900,402
Total Liabilities	6,036,333	5,995,651
Stockholders:
Preferred stock, authorized 10,000,000 shares
of $.001 par value
Preferred A, issued and outstanding is 10,000	10	10
Preferred B, issued and outstanding is 300,600	300	300
Common stock, authorized 200,000,000 shares
of $.001 par value, issued and outstanding shares of
131,784,426 and 131,784,426 shares, respectively	131,784	131,784
Additional Paid-in-Capital	8,999,967	8,999,967
Accumulated deficit	(9,370,674)	(9,273,650)
Total Stockholders' equity (deficit)	(238,613)	(141,589)
TOTAL LIABILITIES & EQUITY	$5,797,720	$5,854,062

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months
	Ended March 31,
	2014	2013

Revenues	$386,143	$454,301

Cost of sales	149,963	145,473

Gross profit	236,180	308,828

Operating expenses

Selling, general & administrative	192,775	167,601

Total operating expenses	192,775	167,601

Income before depreciation and amortization	43,405	141,227

Depreciation and Amortization

Amortization expense	-	(21,510)

Depreciation expense	(63,252)	(60,339)

Operating Profit (Loss)	(19,847)	59,378

Other Income (expense)

Interest expense	(75,662)	(87,361)

Total other income (expense)	(75,662)	(87,361)

Net loss before income taxes	(95,509)	(27,983)

Income taxes	-	-

Net loss	$(95,509)	$(27,983)

Net basic and fully diluted loss per share	$(0.001)	$(0.000)

Weighted average shares outstanding	131,784,426	112,839,960

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.
Consolidated Statements of Cash Flows

	For the Three Months
	Ended March 31,
	2014	2013
Cash flows from operating activities	Unaudited	Unaudited
Net loss	$(95,509)	$(27,983)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities
Depreciation & amortization	63,252	81,849
Stock issued for services	-	12,000
Change in assets and liabilities
(Increase) decrease in prepaid expenses	1,429	(1,793)
(Increase) decrease in accounts receivable	2,168	(1,800)
Increase (decrease) in accounts payable	2,481	(45,404)
Increase (decrease) in accrued interest	28,960	(1,814)
Increase (decrease) in accrued expenses	30,187	11,384
Net cash provided by (used in) operating activities	32,968	26,439

Cash flows from investing activities
Purchase of fixed assets	(945)	(7,975)
Net cash provided by (used in) investing activities	(945)	(7,975)

Cash flows from financing activities
Payments on mortgage payable	(32,758)	(47,493)
Payments on digital equipment financing payable	(24,388)	(24,146)
Proceeds from stock subscribed	-	50,000
Proceeds from notes payable related parties	34,684	-
Proceeds from sale of common stock	-	70,000
Net cash provided by financing activities	(22,462)	48,361

Net increase in cash	9,561	66,825

Cash and cash equivalents at beginning of period	14,267	34,469
Cash and cash equivalents at end of period	$23,828	$101,294
Supplemental cash flow information
Cash paid for:
Interest	$46,702	$89,175
Non-cash transactions
Unpaid dividends	$1,515	$1,483
Stock issued for services	$-	$12,000

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

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2013, Annual Report on Form 10-K. Operating results for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

NOTE 2. GOING CONCERN.

The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered recurring losses, negative working capital and is dependent upon raising capital to continue operations. The Company has incurred losses resulting in an accumulated deficit of $9,370,674 and $9,273,650 as of March 31, 2014 and December 31, 2013, respectively.

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

•

Raising new investment capital, either in the form of equity or loans, sufficient to fund acquisition goals and to meet the Company's operating expenses until the revenues are sufficient to meet operating expenses on an ongoing basis.

•

Locating and merging with other profitable private companies where the owners are seeking liquidity and exit plans.

•

Maintaining the Company mission of minimal overheads by sourcing services in consulting roles to keep overheads at a minimum.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3. STOCKHOLDERS’ EQUITY

During the three-month period ending March 31, 2014 the Company did not issue any shares of common stock.

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

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of convertible notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of March 31, 2014 and December 31, 2013.

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

Common stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding 131,784,426 on April 23, 2014 and 131,784,426 on December 31, 2013. The common stock has one vote per share. The common stock is traded on the OTCBB under the symbol FLCR.

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

Reclassifications

Certain 2013 financial information has been reclassified to conform to the 2014 presentation. The reclassifications have no impact on the previously reported financial position of the Company or its operations.

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

Our Current Business:

Our current business plan targets the acquisition of small profitable businesses with the following mission statement:

FullCircle Registry, Inc.’s, mission is to provide exit capabilities for small to medium sized private profitable, companies

through acquisition, to improve our stockholder value while leaving those companies autonomous where possible to continue   to be managed by the team that founded them, and subsequently providing liquidity and increased returns for the founder(s).

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

Funding for acquisitions, theater improvements and operating capital

Subsequent to March 31, 2014, the company signed a non-binding term sheet for $1,500,000 in funding to assist in our capital requirements for Durable Medical Equipment (“DME”) acquisitions and operations.  The company’s counsel is in the process of reviewing the funding documents.  If FullCircle approves the documents we will file a Registration Statement with the SEC to register the shares in accordance with one of the requirements in the term sheet.

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

•

Increased selection of products

•

Operational synergies between all stores

•

Improved margins and profitability

We are currently considering several existing DME businesses, with an average of approximately $1.1 million in revenues. At such time as we complete some acquisitions, we plan to employ a state manager with experience in the medical supply industry to supervise the managers of the purchased stores and to manage the operations in the state.

We have signed consulting agreements with two Acquisition Managers for the purpose of assisting in our acquisition process in Louisiana and South Carolina and to assist the CEO in the due diligence requirements necessary to determine each DME’s suitability to become part of our mission.

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

We are engaged in several acquisition negotiations and expect to execute purchase agreements in the quarter ending June 30, 2014.

Typically, most DME businesses do not market on the Internet and many do not have websites.  Once we complete the first acquisition, we plan to create a web site introducing a products catalogue and shopping cart.  As acquisitions continue, we plan to “clone” the website for each location, connecting to our products catalogue and shopping carts.  This would allow each DME to market nationally as well as internationally and ship out of a central warehouse.  We believe that revenues from these businesses can be significantly increased over the first two-year period through Internet and social media marketing.

Candidates to operate the proposed Louisiana company have been interviewed and, following acquisition of DME companies in the state, will be phased in with consulting arrangements and eventually assume management positions in the company. We believe our consultants will assist in providing a full range of products and services for each market.

Once we establish consolidated operations in Louisiana, and the infrastructure and operations are tested and functioning, we plan to utilize this same rollup approach in additional southern states.

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

Until a more favorable political climate exists we have placed the marketing efforts for the advancement of FullCircle Prescription Services, Inc. on hold.  Up until 2009 the political trend was to support the re-importation of generic drugs to assist in combating the increasing expense of prescription medications most importantly for senior citizens.  However, since that time the political trend has reversed largely influenced by large pharmaceutical companies.  The U.S. Government currently disfavors the re-importation of generic drugs manufactured by U.S. companies, which is essential to the business strategy of FullCircle Prescription Services, Inc.. Pending a change in this policy, we are still operational but have elected to not expend any operational or marketing funds at this time.

Our Corporate Information

Our principal executive offices are located at 161 Alpine Drive, Shelbyville, Kentucky, 40065, and our telephone number is (502) 410-4500. Our current website address is www.fullcircleregistry.com.  Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this report.

SEC compliance and Regulations

The requirements for regulatory compliance continue to be difficult.  The HTML and the XBRL filing format are now both required by the SEC, which is expensive.  FullCircle has been filing in both formats for the last two years.   Both formats can be viewed on our web page under the Announcements Tab per SEC rules.

Competition

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

Durable Medical Equipment  (DME):

The durable medical equipment supply business is highly fragmented, consisting mainly of local pharmacies, small pharmacy chains, and local distributors and retail outlets. As a result, the business is not overly price competitive, and prices are generally comparable market to market and state to state.  Pricing is predominantly controlled by insurance companies and by Medicare / Medicaid reimbursement policies.  Revenue improvement depends on additional services and improved marketing.  According to Forbes Magazine, in 2012 the medical supply business was the second most profitable of the top 20 small businesses in the United States.

Successful medical supply businesses are profitable because the founders or managers devote their attention to customer service and inventory management, to ensure quick delivery to their patrons.  We plan to maintain this performance in any businesses we acquire.

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

Employees

FullCircle Registry, Inc., and its subsidiaries have employee levels generally ranging between 20 to 28 employees/officers depending on seasonal needs.   We have never experienced employment-related work stoppages and focus on good relations with our personnel and are continuing to attract stronger talent.

Results of Operations for the Three-Month Periods Ended March 31, 2014 and 2013.

Revenues during the three months ended March 31, 2014 were $386,143 with a cost of sales of $149,963, yielding a gross profit of $236,180. This compares to $454,301 in revenues for the same period in 2013, with a cost of sales of $145,473, yielding a gross profit of $308,828

Selling, general, and administrative expenses during the current three-month period ended March 31, 2014 were $192,775, resulting in income before depreciation of $43,405, compared to selling, general and administrative expenses during the three month period ended March 31, 2013 of $167,601, resulting in operating income before depreciation and amortization of $141,227.

Depreciation expense totaled $63,252 resulting an operating loss of $19,847 in the three-month period ended March 31, 2014.   Depreciation and amortization expense in the same period in 2013 was $81,849 resulting in an operating profit of $59,378.

Interest expense for the three months ended March 31, 2014 was $75,662, producing a net loss for the period of $95,509, compared to interest expense of $87,361, resulting in a net loss of $27,983 during the same period in 2013.

Outside the direct theater operation expenses of FullCircle Entertainment, Inc., our depreciation, interest, amortization, SEC compliance cost for auditors, accountants and attorneys continue to be the major part of our expenses.

The theater industry typically loses money during the first quarter because there are fewer new films released and many people are recovering from the expense of the holiday season at the end of the previous year.  During the first quarter of 2014 the national year over year period, the theater revenues were down by 11% and our Georgetown 14 Theater revenues were down 9%.  The national theater revenues were a direct reflection of less strong first run movies being released compared to the same period last year.

Liquidity and Capital Resources

At March 31, 2014 the Company had total assets of $5,797,720 compared to $5,854,062 on December 31, 2013. The Company had total assets consisting of $23,828 in cash, $28,260 in accounts receivable, $3,698 in prepaid expenses, $10,870 in utility deposits, $6,431,386 of fixed assets in Georgetown 14, less accumulated depreciation of $700,322. Total assets at December 31, 2013 consisted of $14,267 in cash, $30,428 accounts receivable, $10,870 in utility deposits, $5,126 prepaid expenses, $6,430,441 of fixed assets in Georgetown 14,less accumulated depreciation of $637,070.

At March 31, 2014 the Company had $6,036,333 in total liabilities.   Total liabilities include $73,455 in accounts payable, $8,751 in accrued expenses, $103,570 in accrued interest, $22,599 in preferred dividends payable, $35,000 in notes payable, $460,932 notes payable-related party, $309,586 current portion of long-term debt, $179,184 accrued property taxes, $440,487 digital equipment note and $4,402,769 mortgage payable.

Total liabilities at December 31, 2013 were $5,995,651, which was comprised of $70,974 in accounts payable, $7,628 accrued expenses, $74,610 accrued interest, $21,083 in preferred dividends payable, $35,000 in notes payable, $426,248 note payable related party, current portion of long term debt $309,586, accrued property tax of $150,120, digital equipment note $464,875 and $4,435,527 mortgage payable.

Net cash provided by operating activities for the three months ended March 31, 2014 was $32,968 compared to net cash provided by operating activities for the three months ended March 31, 2013 of $26,573. During the three months ended March 31, 2014, $945 was used for investments, and $22,462 was used by financing activities. For the same period in 2013, $7,975 was used for investments and $48,227 was provided by financing activities.

As of March 31, 2014 we had capital commitments of a mortgage and the digital equipment loan for $4,843,256 for Georgetown 14 Theater. We are currently focused on increasing revenues from our operations and reducing debt through converting notes payable to common stock. We may also seek funding from securities purchases or from lenders offering favorable terms. No assurance can be given that we will be able to obtain the total capital necessary to fund our new business plans. In such an event, this may have a materially adverse effect on our business, operating results and financial condition.

We require additional capital to supplement our anticipated revenues and fund our continuing operations. We have relied upon advances from directors, officers and shareholders and we have issued stock to finance our operations to this point.

FullCircle currently owes $35,000 in notes payable and $460,932 notes payable to related parties. Our auditors have expressed concern that the Company has experienced losses from operations and negative cash flows from operations since inception. We have negative working capital and a capital deficiency at March 31, 2014. As of March 31, 2014 the stockholders equity is ($238,613) compared to ($141,589) on December 31, 2013.  These conditions raise substantial doubt about our ability to continue as a going concern.

Factors That May Impact Future Results

At the time of this report, we had insufficient cash reserves and receivables necessary to meet forecast operating requirements for FullCircle Registry, Inc.

The current expansion of the Company’s business demands that significant financial resources be raised to fund capital expenditures, working capital needs, and debt service.  Current cash balances and the realization of accounts receivable will not be sufficient to fund the Company’s current business plan for the next twelve months. Consequently, the Company is currently seeking funds to provide the necessary capital to meet the Company’s expansion needs. Management continues to negotiate with existing shareholders, financial institutions, new investors, and other accredited investors in order to obtain working capital necessary to meet current and future obligations and commitments.

Management believes that these efforts will produce financing to further the growth of the Company. Nevertheless, there can be no assurance that the Company will be able to raise additional capital on satisfactory terms or at all.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no pending legal proceedings.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three-month period ending March 31, 2014 the Company issued no additional shares of our common stock.

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

Date: May 15, 2014

/s/ Norman L. Frohreich

Norman L. Frohreich

President

Chief Executive Officer

Chief Financial Officer