Form 10-Q
period 2014-06-30
FULLCIRCLE REGISTRY INC
filed 2014-08-14
CIK 1127993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X . No  X .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 136,316,196 Class A common shares as of July 31, 2014.

FORM 10-Q

FULLCIRCLE REGISTRY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Full Circle Registry, Inc.

Consolidated Balance Sheets

	June 30,	December 31,
ASSETS	2014	2013
Current Assets
Total Checking/Savings	$38,913	$14,267
Accounts Receivable	33,912	30,428
Prepaid Expenses	2,492	5,126
Total Current Assets	75,317	49,821
Fixed Assets
Georgetown Property	6,431,386	6,430,441
Accumulated Depreciation	(763,574)	(637,070)
Total Fixed Assets	5,667,812	5,793,371
Other Assets
Utility Deposit	10,870	10,870
Total Other Assets	10,870	10,870
TOTAL ASSETS	$5,753,999	$5,854,062

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable	$63,950	$70,974
Prepaid Rental Income FCET	12,265	0
Current Portion of Long Term Debt	309,586	309,586
Property Tax Accrual	196,292	150,120
Accrued Epenses	7,927	7,628
Preferred Dividends Payable	24,097	21,083
Note Payable Related Parties	530,932	426,248
Note Payable	30,000	35,000
Accrued Interest	108,910	74,610
Total Current Liabilities	1,283,959	1,095,249
Long Term Liabilities
Digital equipment note, less current portion	415,354	464,875
Mortgage payable, less current portion	4,361,537	4,435,527
Total Long Term Liabilities	4,776,891	4,900,402
Total Liabilities	6,060,850	5,995,651
Stockholders:
Preferred stock, authorized 10,000,000 shares
of $.001 par value
Preferred A, issued and outstanding is 10,000	10	10
Preferred B, issued and outstanding is 300,600	300	300
Common stock, authorized 200,000,000 shares
of $.001 par value, issued and outstanding shares of
136,316,196 and 131,784,426 shares, respectively	136,316	131,784
Additional Paid-in-Capital	9,094,206	8,999,967
Accumulated deficit	(9,537,683)	(9,273,650)
Total Stockholders' equity (deficit)	(306,851)	(141,589)
TOTAL LIABILITIES & EQUITY	$5,753,999	$5,854,062

The accompanying notes are an integral part of these consolidated financial statements.

Full Circle Registry, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Revenues	$396,029	$477,043	$782,172	$931,344

Cost of sales	153,908	203,680	303,871	349,153

Gross profit	242,121	273,363	478,301	582,191

Operating expenses

Selling, general & administrative	264,978	282,863	457,754	450,465

Total operating expenses	264,978	282,863	457,754	450,465

Income before depreciation and amortization	(22,857)	(9,500)	20,547	131,726

Depreciation and Amortization

Amortization expense	0	(21,512)	0	(43,022)

Depreciation expense	(63,252)	(60,339)	(126,504)	(120,678)

Operating Profit (Loss)	(86,109)	(91,351)	(105,957)	(31,974)

Other Income (expense)

Interest expense	(79,401)	(87,649)	(155,062)	(175,010)

Total other income (expense)	(79,401)	(87,649)	(155,062)	(175,010)

Net loss before income taxes	(165,510)	(179,000)	(261,019)	(206,984)

Income taxes	-	-	-	-

Net loss	$(165,510)	$(179,000)	$(261,019)	$(206,984)

Net basic and fully diluted loss per share	$(0.001)	$(0.001)	$(0.002)	$(0.002)

Weighted average shares outstanding	132,784,259	131,784,426	132,784,259	118,631,336

The accompanying notes are an integral part of these consolidated financial statements.

Full Circle Registry, Inc.

Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities	Unaudited	Unaudited
Net loss	$(261,019)	$(206,984)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities
Depreciation & amortization	126,504	163,700
Stock issued for services	53,771	58,530
Change in assets and liabilities
(Increase) decrease in prepaid expenses	2,634	(17,454)
(Increase) decrease in accounts receivable	(3,484)	6,678
Increase (decrease) in accounts payable	(7,024)	(8,137)
Increase (decrease) in accrued interest	34,300	10,861
Increase (decrease) in accrued expenses	46,471	(11,947)
Increase (decrease) in prepaid rental income	12,265	0
Net cash provided by (used in) operating activities	14,926	(4,753)

Cash flows from investing activities
Purchase of fixed assets	(945)	(40,113)
Net cash provided by (used in) investing activities	(945)	(40,113)

Cash flows from financing activities
Payments on mortgage payable	(73,991)	(78,118)
Payments on digital equipment financing payable	(49,520)	(68,318)
Payments on notes payable	(5,000)	-
Proceeds from notes payable related parties	104,684	32,149
Proceeds from sale of common stock	45,000	150,000
Net cash provided by financing activities	21,173	35,713

Net increase in cash	35,154	(9,153)

Cash and cash equivalents at beginning of period	14,267	34,469
Cash and cash equivalents at end of period	$49,421	$25,316
Supplemental cash flow information
Cash paid for:
Interest	$120,763	$164,149

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

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2013, Annual Report on Form 10-K. Operating results for the six months ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

NOTE 2. GOING CONCERN.

The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered recurring losses, negative working capital and is dependent upon raising capital to continue operations. The Company has incurred losses resulting in an accumulated deficit of $9,537,683 and $9,273,650 as of June 30, 2014 and December 31, 2013, respectively.

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

•

Maintaining the Company mission of minimal overhead by sourcing services in consulting roles to keep overhead at a minimum.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3. STOCKHOLDERS’ EQUITY

During the six-month period ending June 30, 2014 the Company issued an aggregate amount of 4,531,770 shares of Common Stock. They were: 2,250,000 shares for operating capital at $.02 per share, 281,770 for consulting services at $.04 per share, 1,500,000 for consulting services at $.025 per share and 500,000 shares for services from employees at $.01 per share.

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

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of convertible notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of June 30, 2014 and December 31, 2013.

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

Common stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding 136,316,196 on July 31, 2014 and 131,784,426 on December 31, 2013. The common stock has one vote per share. The common stock is traded on the OTCBB under the symbol FLCR.

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

We have entered the “analysis” and “selection” phase of our M&A activities and will be announcing our progress through PR newswire releases and stockholder letters.

New Business plan and new direction

In recent years we have established four operating subsidiaries. In addition to the parent company, FullCircle Registry, Inc., we have added companies in the following business sectors: distribution of medical supplies, entertainment, insurance agency and prescription assistance services. In 2010 we purchased our first property, in Indianapolis, Indiana, that contains the Georgetown 14 Digital Cinemas. Revenues for 2011, 2012, 2013 and 2014 were predominantly from the movie theater operations. Our medical supplies distribution company, FullCircle Medical Supplies, Inc., plans to commence operations in 2014. FullCircle Insurance Agency, Inc. and FullCircle Prescriptions, Inc. are currently inactive, pending national economic improvements and changes in the healthcare sector.

Funding for acquisitions, theater improvements and operating capital

On June 30, 2014, we entered into a Stock Purchase Agreement with Kodiak Capital Group, LLC (“Kodiak”) for $1,500,000 in funding to assist in our capital requirements for Durable Medical Equipment (“DME”) acquisitions and operations. The agreement requires us to file a Registration Statement with the Securities and Exchange Commission to register the resale of the shares by Kodiak, and we are in the process of preparing the Registration Statement.. We are unable to determine the time frame for the Registration Statement but we expect that we should be able to access funding during the September quarter and begin the acquisition process and the upgrade of our Georgetown 14 Theater.

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

We developed a new web page for the Georgetown 14 Digital Cinemas allowing for a more complete patron information center. The new site is: www.georgetowncinemas.com. Our patrons can now find us on Facebook and Twitter, and sign up for our weekly newsletter keeping them informed about the upcoming movies and news about our Georgetown improvements and community events.

In 2013, we began a major upgrade to the Georgetown 14 Digital Cinemas, with more signage and a complete remodel of our concession and lobby areas, as well as new employee uniforms. Funding for these improvements has been difficult, but we have managed to begin the process with the assistance from major stockholders. We plan to install new furniture, which will allow a place for our patrons to meet and enjoy our enhanced concession menu, as well as enjoy our new WiFi hot spots throughout the theater. Our concession area will be remodeled for additional menu items. We plan to incorporate a dining area in a section of our lobby.

We launched a gift card program as well as a Customer Rewards program. Since its inception in January 2014, 1,217 patrons have enrolled in our Customer Rewards program. This will allow us to identify the zip codes of our patrons, so that we can target specialized marketing materials and monitor our growth outside our immediate area.

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

•

Business meetings requiring high-speed internet upload and download capabilities

•

Private party functions

During the first half of 2014, nationwide theater revenues were down compared to the preceding year, due principally to a series of poorly reviewed and disappointing movies that were released during this period. For the year to date we have experienced a 13.9% decline in revenues compared with the corresponding period in 2013. In the June quarter ticket revenues were down 17.33% from the June quarter last year. By comparison, the latest July information shows that the top ten movie list is down 22% year over year nationally.

Our market share in Indianapolis has improved slightly over last year.

A portion of the building housing the Georgetown Digital Cinemas also includes a grocery store space, which we lease to an independent operator. A new lease was executed in March this year for a seven-year period with three five-year extensions.

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

•

Increased selection of products

•

Operational synergies between all stores

•

Improved margins and profitability

We are currently considering several existing DME businesses and the list is growing. They average $1.1 million in revenues. Our Acquisition manager for Louisiana continues to supply information to us for the necessary due diligence. At such time as we complete our initial acquisitions, we plan to employ a state manager with experience in the medical supply industry to supervise the managers of the purchased stores and to manage the operations in the state.

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

We are engaged in several acquisition negotiations and expect to execute purchase agreements in the quarter ending September, 2014. This is a very time consuming process with our limited management. This activity is required to be secondary to the time necessary for the SEC compliance issues, 10K and 10Q filings as well as the current S-1 application in process.

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

Until a more favorable political climate exists we have placed the marketing efforts for the advancement of FullCircle Prescription Services, Inc. on hold. Up until 2009 the political trend was to support the re-importation of generic drugs to assist in combating the increasing expense of prescription medications most importantly for senior citizens. However, since that time the political trend has reversed largely influenced by large pharmaceutical companies. The U.S. Government currently disfavors the re-importation of generic drugs manufactured by U.S. companies, which is essential to the business strategy of FullCircle Prescription Services, Inc. Pending a change in this policy, we are still operational but have elected to not expend any operational or marketing funds at this time.

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

Results of Operations for the Three-Month and Six-Month Periods Ended June 30, 2014 and 2013.

Revenues during the three months ended June 30, 2014 were $396,029 with a cost of sales of $153,908, yielding a gross profit of $242,121 or 61.1%. This compares to $477,043 in revenues for the same period in 2013, with a cost of sales of $203,680, yielding a gross profit of $273,363 or 57.3%. Revenues during the six months ended June 30, 2014 were $782,172, with a cost of sales of $303,871, yielding a gross profit of $478,301 or 61.2%. This compares with $931,344 in revenues for the same period in 2013, with cost of sales of $349,153, yielding a gross profit of $582,191 or 62.5%.

Selling, general, and administrative expenses during the current three-month period ended June 30, 2014 were $264,978, resulting in a loss before depreciation of $22,857, compared to selling, general and administrative expenses during the three month period ended June 30, 2013 of $282,863, resulting in operating loss before depreciation and amortization of $9,500.

Selling, general, and administrative expenses during the six-month period ended June 30, 2014 were $457,754, resulting in income before depreciation of $20,547, compared to selling, general and administrative expenses during the six-month period ended June 30, 2013 of $450,465, resulting in income before depreciation and amortization of $131,726.

Operating expenses for the six-month period have increased because of the improvements of the theater and increased employee hours to upgrade our services.

Operating expenses were also greater due to a one-time non-cash consulting expense of $37,500 with Kodiak Capital during the June Quarter. In addition, our theater management compensation was increased to be more commensurate with our competition.

Depreciation expense totaled $63,252, resulting an operating loss of $86,109, in the three-month period ended June 30, 2014. Depreciation and amortization expense in the same period in 2013 was $81,851, resulting in an operating loss of $91,351. Depreciation expense during the six-month period ended June 30, 2014 was $126,504, resulting an operating loss of $105,957. Depreciation and amortization expense in the same period in 2013 was $163,700, resulting in an operating loss of $31,974.

Interest expense for the three months ended June 30, 2014 was $79,401, producing a net loss for the period of $165,510 compared to interest expense of $87,649, resulting in a net loss of $179,000 during the same period in 2013. Interest expense during the six months ended June 30, 2014 was $155,062, producing a net loss for the period of $261,019 compared to interest expense of $175,010, resulting in a net loss of $206,984 during the same period in 2013.

Outside the direct theater operation expenses of FullCircle Entertainment, Inc., our depreciation, interest, amortization, SEC compliance cost for auditors, accountants and attorneys continue to be the major part of our expenses.

During the first quarter of 2014 nationwide theater revenues were down by 11%, and our Georgetown 14 Theater revenues were down 9%. During the first six-months of 2014 our revenues were down 17%, while national theater revenues were down 22%. National theater revenues were a direct reflection of less strong first run movies being released compared to the same period last year.

Liquidity and Capital Resources

At June 30, 2014 the Company had total assets of $5,753,999 compared to $5,854,062 on December 31, 2013. The Company had total assets consisting of $38,913 in cash, $33,912 in accounts receivable, $2,492 in prepaid expenses, $10,870 in utility deposits, $6,431,386 of fixed assets in Georgetown 14, less accumulated depreciation of $763,574. Total assets at December 31, 2013 consisted of $14,267 in cash, $30,428 accounts receivable, $10,870 in utility deposits, $5,126 prepaid expenses, $6,430,441 of fixed assets in Georgetown 14, less accumulated depreciation of $637,070.

At June 30, 2014 the Company had $6,060,850 in total liabilities. Total liabilities include $63,950 in accounts payable, $12,265 in prepaid rental income, $7,927 in accrued expenses, $108,910 in accrued interest, $24,097 in preferred dividends payable, $30,000 in notes payable, $530,932 notes payable-related party, $309,586 current portion of long-term debt, $196,292 accrued property taxes, $415,354 digital equipment note and $4,361,537 mortgage payable.

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

Net cash provided by operating activities for the six months ended June 30, 2014 was $4,418 compared to net cash used by operating activities for the six months ended June 30, 2013 of $4,753. During the six months ended June 30, 2014, $945 was used for investments, and $21,173 was provided by financing activities. For the same period in 2013, $40,113 was used for investments and $35,713 was provided by financing activities.

As of June 30, 2014 we had capital commitments of a mortgage and the digital equipment loan for $4,776,891 for Georgetown 14 Theater. We are currently focused on increasing revenues from our operations and reducing debt through converting notes payable to common stock. We may also seek funding from securities purchases or from lenders offering favorable terms. No assurance can be given that we will be able to obtain the total capital necessary to fund our new business plans. In such an event, this may have a materially adverse effect on our business, operating results and financial condition.

We require additional capital to supplement our anticipated revenues and fund our continuing operations. We have relied upon advances from directors, officers and shareholders and we have issued stock to finance our operations to this point.

FullCircle currently owes $30,000 in notes payable and $530,932 notes payable to related parties. Our auditors have expressed concern that the Company has experienced losses from operations and negative cash flows from operations since inception. We have negative working capital and a capital deficiency at June 30, 2014. As of June 30, 2014 the stockholders equity is ($306,851) compared to ($141,589) on December 31, 2013. These conditions raise substantial doubt about our ability to continue as a going concern.

Factors That May Impact Future Results

At the time of this report, we had insufficient cash reserves and receivables necessary to meet forecast operating requirements for FullCircle Registry, Inc.

The current expansion of the Company’s business demands that significant financial resources be raised to fund capital expenditures, working capital needs, and debt service. Current cash balances and the realization of accounts receivable will not be sufficient to fund the Company’s current business plan for the next twelve months. The Company has received a commitment of $1,500,000 in equity financing from Kodiak Capital, which is pending registration of the shares with the Securities and Exchange Commission. Management continues to negotiate with existing shareholders, financial institutions, new investors, and other accredited investors in order to obtain working capital necessary to meet current and future obligations and commitments.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the six months ended June 30 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no pending legal proceedings.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six month period ending June 30, 2014, the Company issued an aggregate amount of 4,531,770 shares of Common Stock. They were: 2,250,000 shares for operating capital at $.02 per share, 281,770 for consulting services at $.04 per share, 1,500,000 for consulting services at $.025 per share and 500,000 shares for services from employees at $.01 per share.

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

Date: August 14, 2014

/s/ Norman L. Frohreich

Norman L. Frohreich

President

Chief Executive Officer

Chief Financial Officer