Form 10-Q
period 2014-09-30
FULLCIRCLE REGISTRY INC
filed 2014-11-18
CIK 1127993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 137,912,706 Class A common shares as of November 10, 2014.

FORM 10-Q

FULLCIRCLE REGISTRY, INC.

Table of Contents

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FULLCIRCLE REGISTRY, INC.

Consolidated Balance Sheets

ASSETS
	September 30,	December 31,
	2014	2013
Current Assets
Total Checking/Savings	$19,814	$14,267
Accounts Receivable	27,554	30,428
Prepaid Expenses	1,390	5,126
Total Current Assets	48,758	49,821
Fixed Assets
Georgetown Property	6,431,386	6,430,441
Accumulated Depreciation	(826,826)	(637,070)
Total Fixed Assets	5,604,560	5,793,371
Other Assets
Utility Deposit	10,870	10,870
Total Other Assets	10,870	10,870
TOTAL ASSETS	$5,664,188	$5,854,062

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable	$64,550	$70,974
Current Portion of Long Term Debt	326,970	309,586
Property Tax Accrual	251,176	150,120
Accrued Expenses	7,539	7,628
Preferred Dividends Payable	25,613	21,083
Note Payable Related Parties	600,051	426,248
Note Payable	30,000	35,000
Accrued Interest	121,216	74,610
Total Current Liabilities	1,427,115	1,095,249
Long Term Liabilities
Digital equipment note, less current portion	366,917	464,875
Mortgage payable, less current portion	4,321,366	4,435,527
Total Long Term Liabilities	4,688,283	4,900,402
Total Liabilities	$6,115,398	$5,995,651
Stockholders:
Preferred stock, authorized 10,000,000 shares of $.001 par value
Preferred A, issued and outstanding is 10,000	10	10
Preferred B, issued and outstanding is 300,600	300	300
Common stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding shares of 137,912,706 and 131,784,426 shares, respectively	137,913	131,784
Additional Paid-in-Capital	9,114,539	8,999,967
Accumulated deficit	(9,703,972)	(9,273,650)
Total Stockholders' equity (deficit)	(451,210)	(141,589)
TOTAL LIABILITIES & EQUITY	$5,664,188	$5,854,062

The accompanying notes are an integral part of these consolidated financial statements.

FULLCIRCLE REGISTRY, INC.

Consolidated Statements of Operations

(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30
	2014	2013	2014	2013

Revenues	$401,023	$487,729	$1,168,196	$1,411,573

Cost of sales	154,285	207,090	458,157	556,243

Gross profit	246,738	280,639	710,039	855,330

Operating expenses

Selling, general & administrative	266,249	220,779	709,002	663,744

Total operating expenses	266,249	220,779	709,002	663,744

Income before depreciation and amortization	(19,511)	59,860	1,037	191,586

Depreciation and Amortization

Amortization expense	−	−	−	(43,022)

Depreciation expense	(63,252)	(60,339)	(189,756)	(181,017)

Operating Profit (Loss)	(82,763)	(479)	(188,719)	(32,453)

Other Income (expense)

Interest expense	(82,010)	(77,000)	(237,073)	(252,010)

Total other income (expense)	(82,010)	(77,000)	(237,073)	(252,010)

Net loss before income taxes	(164,773)	(77,479)	(425,792)	(284,463)

Income taxes	−	−	−	−

Net loss	$(164,773)	$(77,479)	$(425,792)	$(284,463)

Net basic and diluted net loss per share	$(0.001)	$(0.001)	$(0.003)	$(0.002)

Weighted average shares outstanding - Basic	136,750,030	125,743,502	134,120,709	121,028,110

Weighted average shares outstanding - Diluted	156,004,489	139,532,585	151,531,442	134,273,786

The accompanying notes are an integral part of these consolidated financial statements.

FULLCIRCLE REGISTRY, INC.

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months
	Ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(425,792)	$(284,463)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation & amortization	189,756	224,039
Stock issued for services	75,701	69,322
Change in assets and liabilities
(Increase) decrease in prepaid expenses	3,736	(22,887)
(Increase) decrease in accounts receivable	2,874	4,603
Increase (decrease) in accounts payable	(6,424)	(5,794)
Increase (decrease) in accrued interest	46,606	12,447
Increase (decrease) in accrued expenses	100,967	10,460
Net cash provided by (used in) operating activities	(12,576)	7,727

Cash flows from investing activities
Purchase of fixed assets	(945)	(58,283)
Net cash provided by (used in) investing activities	(945)	(58,283)

Cash flows from financing activities
Payments on mortgage payable	(119,949)	(125,531)
Payments on digital equipment financing payable	(74,786)	(91,500)
Payments on notes payable	(5,000)	−
Proceeds from notes payable related parties	173,803	32,149
Proceeds from sale of common stock	45,000	210,000
Net cash provided by financing activities	19,068	25,118

Net increase (decrease) in cash	5,547	(25,438)

Cash and cash equivalents at beginning of period	14,267	34,469
Cash and cash equivalents at end of period	$19,814	$9,031
Supplemental cash flow information
Cash paid for:
Interest	$190,467	$239,563

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

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2013, Annual Report on Form 10-K. Operating results for the nine months ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

NOTE 2. GOING CONCERN.

The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered recurring losses, negative working capital and is dependent upon raising capital to continue operations. The Company has incurred losses resulting in an accumulated deficit of $9,703,972 and $9,273,650 as of September 30, 2014 and December 31, 2013, respectively.

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

NOTE 3. STOCKHOLDERS’ EQUITY

During the nine-month period ending September 30, 2014 the Company issued an aggregate amount of 6,128,280 shares of Common Stock. They were: 2,250,000 shares for operating capital at $.02 per share, 281,770 for consulting services at $.04 per share, 1,500,000 for consulting services at $.025 per share, 596,510 consulting services at $.02 per share, and 1,500,000 shares for services from employees at $.01 per share.

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

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of convertible notes payable at $.04 per share approximates fair value because negotiated terms and conditions are consistent with current market rates as of September 30, 2014 and December 31, 2013.

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

Common stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding 137,912,706 on November 10, 2014 and 131,784,426 on December 31, 2013. The common stock has one vote per share. The common stock is traded on the OTCBB under the symbol FLCR.

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

New Business plan and new direction

In recent years we have established four operating subsidiaries. In addition to the parent company, FullCircle Registry, Inc., we have added companies in the following business sectors: distribution of medical supplies, entertainment, insurance agency and prescription assistance services. In 2010 we purchased our first property, in Indianapolis, Indiana, that contains the Georgetown 14 Digital Cinemas. Revenues for 2011, 2012, 2013 and 2014 were predominantly from the movie theater operations. Our medical supplies distribution company, FullCircle Medical Supplies, Inc., plans to commence operations when funding is available. FullCircle Insurance Agency, Inc. and FullCircle Prescriptions, Inc. are currently inactive, pending national economic improvements and changes in the healthcare sector.

Funding for acquisitions, theater improvements and operating capital

On June 30, 2014, we entered into a Stock Purchase Agreement with Kodiak Capital Group, LLC (“Kodiak”) for $1,500,000 in funding to assist in our capital requirements for Durable Medical Equipment (“DME”) acquisitions and operations. The agreement requires us to file a Registration Statement with the Securities and Exchange Commission to register the resale of the shares by Kodiak, which was filed on September 26, 2014 and we are in the process of preparing the Registration Statement.. We are unable to determine the time frame for the Registration Statement but we expect that we should be able to access funding during the December quarter and begin the acquisition process and the upgrade of our Georgetown 14 Theater before year-end.

Funding has been difficult to acquire driven by the new regulations under the Dodd-Frank Act, which have added regulatory and professional services expenses. The time sequence and processes for access to funding are summarized as follows:

1.

Our initial term sheet with Kodiak Capital was finalized in March 2014.

2.

The agreements with Kodiak Capital were executed on June 30.

3.

We commenced preparation of the S-1 Registration statement, but it was delayed for a variety of reasons, including the need to complete the 10Q for the June 30 quarter before we could incorporate those financial statements and included them in the S-1. The 10Q was filed on August 14, which allowed us to proceed with the preparation of the S-1.

4.

The S-1 was filed on September 26th.

5.

On October 22nd we received comments from the SEC.

6.

In response to the comments, we filed Amendment No. 1 to the Registration Statement on November 13th.

7.

We are currently waiting for the SEC’s response.

Once the S-1 Amendment 1 is approved then we will begin the process of selling shares to Kodiak Capital for our funding to proceed with our expansion plans.

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

A summary of the Georgetown 14 acquisition follows:

1.

The 8-acre property purchase price was $5.5 million.

2.

The appraised value was $7.85 million.

3.

Assumed mortgage was $5,047,841 with issuance of Company stock valued at $452,159.

4.

24 employees.

In January 2012 we converted all of our screens to a digital format and installed 3D capability at a cost of $790,000, which we financed with a secured loan. The digital format offers a crisper view and allows the exhibition of 3D movies on three of our screens. Two of our theaters had been previously converted to digital prior to 2012.

In 2012 we renegotiated the mortgage on the property, resulting in a reduction of ¾ percentage point in the interest rate. In March 2013 we again renegotiated the mortgage, resulting in a further reduction of 1/4 percentage point. Our current property mortgage interest rate is at 4.75%.

We developed a new web page for the Georgetown 14 Digital Cinemas allowing for a more complete patron information center. The new site is: www.georgetowncinemas.com. Our patrons can now find us on Facebook and Twitter, and sign up for our weekly newsletter keeping them informed about the upcoming movies and news about our Georgetown improvements and community events.

In 2013, we began a major upgrade to the Georgetown 14 Digital Cinemas; with more signage and a complete remodel of our concession and lobby areas, as well as new employee uniforms. Funding for these improvements has been difficult, but we have managed to begin the process with the assistance from major stockholders. Continued upgrade expenses have contributed to our increased expenses shown in the consolidated statement of operations. We plan to install new furniture, which will allow a place for our patrons to meet and enjoy our enhanced concession menu, as well as enjoy our new WiFi hot spots throughout the theater. Our concession area will be remodeled for additional menu items. We plan to incorporate a dining area and a lounge in a section of our lobby.

We launched a gift card program as well as a Customer Rewards program. Since its inception in January 2014, 1,567 patrons have enrolled in our Customer Rewards program. This will allow us to identify the zip codes of our patrons, so that we can target specialized marketing materials and monitor our growth outside our immediate area.

We also added uniformed security from dusk to close, and increased our management compensation to be more commensurate with other local theaters. We also improved our maintenance operations to improve the patron experience.

Once funding is available we plan to improve our theater operations to allow us to offer:

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

•

Business meetings requiring high-speed internet upload and download capabilities

•

Private party functions

•

Expanded menus to provide more dining capability for our patrons for increased revenues

During 2014, nationwide theater revenues were down compared to the preceding year, due principally to a series of poorly reviewed and disappointing movies that were released during this period. For the year to date we have experienced a 17.24% decline in revenues compared with the corresponding period in 2013. By comparison, the latest information shows that the top ten movie list is down 19% year over year nationally.

Our market share in Indianapolis has improved slightly over last year.

A portion of the building housing the Georgetown Digital Cinemas also includes a grocery store space, which we lease to an independent operator. A new lease was executed in March this year for a seven-year period with three five-year extensions.

FullCircle Medical Supplies, Inc.

In 2013 we established a new company, FullCircle Medical Supplies, Inc. (“FullCircle Medical”), for the purpose of entering into the durable medical equipment (“DME”) supply business sector, to acquire medical supply businesses and other related medical supply services in the Sun Belt states.

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

•

Increased selection of products

•

Operational synergies between all stores

•

Improved margins and profitability

We are currently considering several existing DME businesses and the list continues to grow. They are averaging approximately $1.1 million in annual revenues. Our Acquisition Manager for Louisiana continues to supply information to us for the necessary due diligence. At such time as we complete our initial acquisitions, we plan to employ a state manager with experience in the medical supply industry to supervise the managers of the purchased stores and to manage the operations in the state.

We have signed consulting agreements with two Acquisition Managers for the purpose of assisting in our acquisition process in Louisiana and South Carolina and to assist the CEO in the due diligence requirements necessary to determine each DME’s suitability to become part of our mission.

Many of these businesses are still owned by their founders, who are looking for an exit strategy to realize a gain for their life’s work. Most have employees with ten to fifteen years’ experience, who are solid contributors to these businesses. Most are contributors to civic activities in their communities, which provides them a business connection within their marketing area. Our intent is to allow them to continue to operate autonomously, to continue to be profitable, and to improve net income with increased product selection, improved synergies, and Internet and social media exposure. We have entered the “analysis” and “selection” phase of our acquisition activities, and our CEO has made multiple trips to Louisiana for the purpose of collecting and analyzing information, reviewing each business, observing employees, and understanding the focus and strengths of each business. In some cases we are negotiating letters of intent for these proposed acquisitions, and in the process of financial evaluations of those businesses.

We are engaged in several acquisition negotiations and expect to execute purchase agreements as soon as funding is available. This is a very time consuming process with our limited management. Due to our limited resources this activity is secondary to the time constraints caused by our SEC compliance issues, 10K and 10Q filings as well as the current S-1 application in process.

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

The theater industry is in transition. Many theater companies are expanding into dining services. Several dining / theaters have emerged and those are expanding rapidly. We have discovered that some companies have seen a 3 to 5 times increase in ticket sales after improving dining capabilities. We are very aware of this development and are currently evaluating and discussing our options in this area.

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

Results of Operations for the Three-Month and Nine-Month Periods Ended September 30, 2014 and 2013.

Revenues during the three months ended September 30, 2014 were $401,023 with a cost of sales of $154,285, yielding a gross profit of $246,738 or 61.5%. This compares to $487,729 in revenues for the same period in 2013, with a cost of sales of 207,090, yielding a gross profit of $280,639 or 57.5%. Revenues during the nine months ended September 30, 2014 were $1,168,196, with a cost of sales of $458,157, yielding a gross profit of $710,039 or 60.8%. This compares with $1,411,573 in revenues for the same period in 2013, with cost of sales of $556,243, yielding a gross profit of $855,330 or 60.6%.

Selling, general, and administrative expenses during the current three-month period ended September 30, 2014 were $266,249, resulting in a loss before depreciation of $19,511, compared to selling, general and administrative expenses during the three month period ended September 30, 2013 of $220,779, resulting in operating profit before depreciation and amortization of $59,860.

Selling, general, and administrative expenses during the nine-month period ended September 30, 2014 were $709,002, resulting in income before depreciation of $1,037, compared to selling, general and administrative expenses during the nine-month period ended September 30, 2013 of $663,744, resulting in income before depreciation and amortization of $191,586.

Operating expenses for the nine-month period have increased because of the improvements of the Georgetown 14 Theater and services.

Operating expenses were also greater due to a one-time non-cash consulting expense of $37,500 with Kodiak Capital during the June Quarter. In addition, our theater management compensation was increased to be more commensurate with our competition.

Depreciation expense totaled $63,252, resulting an operating loss of $82,763 in the three-month period ended September 30, 2014. Depreciation and amortization expense in the same period in 2013 was $60,339, resulting in an operating loss of $479. Depreciation expense during the nine-month period ended September 30, 2014 was $189,756, resulting an operating loss of $188,719. Depreciation and amortization expense in the same period in 2013 was $224,039, resulting in an operating loss of $32,453.

Interest expense for the three months ended September 30, 2014 was $82,010, producing a net loss for the period of $164,773 compared to interest expense of $77,000, resulting in a net loss of $77,479 during the same period in 2013. Interest expense during the nine months ended September 30, 2014 was $237,073, producing a net loss for the period of $425,792 compared to interest expense of $252,010, resulting in a net loss of $284,463 during the same period in 2013.

Outside the direct theater operation expenses of FullCircle Entertainment, Inc., our depreciation, interest, amortization, SEC compliance cost for auditors, accountants and attorneys continue to be the major part of our expenses.

During the nine-months of 2014 our revenues were down 17%, while national theater revenues were down 19%. National theater revenues were a direct reflection of less strong first run movies being released compared to the same period last year.

Liquidity and Capital Resources

At September 30, 2014 the Company had total assets of $5,664,188 compared to $5,854,062 on December 31, 2013. The Company had total assets consisting of $19,814 in cash, $27,554 in accounts receivable, $1,390 in prepaid expenses, $10,870 in utility deposits, $6,431,386 of fixed assets in Georgetown 14, less accumulated depreciation of $826,826. Total assets at December 31, 2013 consisted of $14,267 in cash, $30,428 accounts receivable, $10,870 in utility deposits, $5,126 prepaid expenses, $6,430,441 of fixed assets in Georgetown 14, less accumulated depreciation of $637,070.

At September 30, 2014 the Company had $6,115,398 in total liabilities. Total liabilities include $64,550 in accounts payable, $7539 in accrued expenses, $121,216 in accrued interest, $25,613 in preferred dividends payable, $30,000 in notes payable, $600,061 notes payable-related party, $326,970 current portion of long-term debt, $251,176 accrued property taxes, $366,917 digital equipment note and $4,321,366 mortgage payable.

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

Net cash used by operating activities for the nine months ended September 30, 2014 was $12,576 compared to net cash provided by operating activities for the nine months ended September 30, 2013 of $7,727. During the nine months ended September 30, 2014, $945 was used for investments, and $19,068 was provided by financing activities. For the same period in 2013, $58,283 was used for investments and $25,118 was provided by financing activities.

As of September 30, 2014 we had capital commitments of our property mortgage and the digital equipment loan totaling $4,688,283, which is our long-term commitment and a current portion commitment of $326,970 for Georgetown 14 Theater. We are currently focused on increasing revenues from our operations and reducing debt through converting notes payable to common stock. We may also seek funding from securities purchases or from lenders offering favorable terms. We currently have a Registration statement on Form S-1 pending with the SEC for equity funding. No assurance can be given that we will be able to obtain the total capital necessary to fund our new business plans. In such an event, this may have a materially adverse effect on our business, operating results and financial condition.

We require additional capital to supplement our anticipated revenues and fund our continuing operations. We have relied upon advances from directors, officers and shareholders and we have issued stock to finance our operations to this point.

FullCircle currently owes $30,000 in notes payable and $600,051 notes payable to related parties. The Company has experienced losses from operations and negative cash flows from operations since inception. We have negative working capital and a capital deficiency at September 30, 2014. As of September 30, 2014 the stockholders equity is ($451,210) compared to ($141,589) on December 31, 2013. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the nine months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no pending legal proceedings.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine-month period ending September 30, 2014 the Company issued an aggregate amount of 6,128,280 shares of Common Stock. They were: 2,250,000 shares for operating capital at $.02 per share, issued to accredited investors, 281,770 for consulting services at $.04 per share, 1,500,000 for consulting services at $.025 per share, 596,510 consulting services at $.02 per share, and 1,500,000 shares for services from employees at $.01 per share. The Company believes each of these sales was exempt from the registration requirements of the Securities Act of 1933, as amended by reason of Section 4(2) thereof and Regulation D thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit
Number	Title	Location

31.1	Certification of Chief Executive Officer/Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of Chief Executive Officer/Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002	Attached

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULLCIRCLE REGISTRY, INC.

Date: November 18, 2014

/s/ Norman L. Frohreich

Norman L. Frohreich

President

Chief Executive Officer

Chief Financial Officer