Form 10-K
period 2014-12-31
FULLCIRCLE REGISTRY INC
filed 2015-04-15
CIK 1127993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

X  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Registrant’s telephone number, including area code: (502) 4104500

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

(None)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

(None)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes       No X   .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes       No  X   .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  X   No       .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No       .

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

Yes       No X   .

The aggregate market value of the voting stock of the registrant held by non-affiliates (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the registrant’s common stock) of the registrant as of June 30, 2014 was approximately $1,407,890 for 70,394,523 shares at $.02 per share.

The number of shares outstanding of the issuer's Common Stock, as of December 31, 2014 was 143,605,394.

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

FullCircle Registry, Inc. is a holding company with four subsidiaries.  They are FullCircle Entertainment, Inc., FullCircle Medical Supplies, Inc., FullCircle Insurance Agency, Inc. and FullCircle Prescription Services, Inc.  FullCircle Medical Supplies, Inc., has one subsidiary, FullCircle Louisiana Medical, Inc.

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

During 2013 we increased pricing of our tickets and concessions to be in line with other competing full service digital theaters in our area; however, we remain the most competitive theater in our area.

We also developed a new web page for the Georgetown 14 Digital Cinemas allowing for a more complete patron information center.  The new site is: www.georgetowncinemas.com.    Our patrons can now find us on Facebook and Twitter, and sign up for our weekly newsletter keeping them informed about the upcoming movies and news about our Georgetown improvements and community events.

In 2013, we began an upgrade to the Georgetown 14 Digital Cinemas, with more signage and a planned remodel of our concession and lobby areas, as well as new employee uniforms. Funding for these improvements has been difficult, but we have managed to begin the process with the assistance from major stockholders.  We plan to install new furniture, which will allow a place for our patrons to meet and enjoy our enhanced concession menu, as well as enjoy our new WiFi hot spots throughout the theater.  The progress has been slower than expected because of the shortage of stronger movies in 2013 and 2014.

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

During 2015 we plan to improve our theater operations to allow us to offer:

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

•

Business meetings requiring high-speed internet upload and download capabilities

•

Private party functions

During 2014, nationwide theater revenues were down compared to the preceding year, due principally to a series of poorly reviewed and disappointing movies that were released during this period.  We experienced a decline in attendance, so our ticket sale and concession revenues were below 2013 levels by 18.9%.

A portion of the building housing the Georgetown Digital Cinemas also includes a grocery store space, which we lease to an independent operator. The lease was set to expire in 2014, and in March 2014 we renewed the lease to Save-A-Lot Stores, a grocery store operator, for another 7 years with three 5-year options.

Our theatre operations are under the supervision of our General Manager who is responsible for overseeing the day-to-day operations of our controls, company procedures, company policies, film scheduling, employee training and scheduling.

The majority of our revenues come from the sale of movie tickets and concessions. For the year ended December 31, 2014, box office admissions and concession sales were approximately 81.9% of total revenues. We license our movies from distributors owned by the major studios.  In 2014 our film rental expense constituted 58% of our ticket sales, leaving 42% for overhead and operating expenses.

Most of the tickets we sell are sold at our theatre box offices immediately before the start of a film. Patrons can also buy tickets in advance on the Internet.

Our strategy emphasizes quick and efficient service in our concession stand built around a limited menu, primarily focused on higher margin items such as popcorn, soft drinks, flavored popcorn, candy, frozen drinks, hot dogs, pizza and pretzels.  Our concession inventory is purchased from a local supplier.  We are attempting to upgrade to digital menu boards. We believe that the installation of these menu boards will enhance customer service and may lead to incremental concessions revenue.

We plan to expand our food and beverage menus, including the sale of alcoholic beverages in the future, as well as a rollout of other theatre dining options, if funding is available.

Typically, movie studios release films with the highest expected revenues during the summer and the holiday period between Thanksgiving and Christmas, causing seasonal fluctuations in revenues.  Our slow season is January and February, usually because of weather, and August through October.

We believe that it is important to build patron loyalty through enhancing the benefits received by attending our theatre. We are finalizing our loyalty program where members earn points based on admissions and concessions purchases. Upon achieving designated point thresholds, members are eligible for specified awards, such as admission tickets, concession items and theater logo shirts and hats.

We obtain licenses to exhibit films by using our booking agent to negotiate directly with film distributors.  Our booking agent is located in Greenfield, Indiana and is familiar with our demographics. Prior to negotiating for a film license, our booking agent evaluates the prospects for upcoming films, applying criteria such as cast, director, plot, and performance of similar films, estimated film rental costs and expected revenues. Because we only license a portion of newly released first-run films, our success in licensing depends greatly upon the availability of commercially popular motion pictures, and the preferences of patrons in our market and insight into trends in those preferences.

The top ten movies for ticket sales for us in 2014 year were:

1.

Ride Along

2.

Teenage Mutant Ninja Turtles

3.

Dawn of the Planet of the Apes

4.

The Lego Movie

5.

No Good Deed

6.

Age of Transformers

7.

X-Men

8.

The Amazing Spider-Man 2

9.

Think Like a Man

10.

Rio 2

Negative economic conditions have adversely affected our business and financial results by reducing amounts consumers spend from expendable dollars on attending movies and purchasing concessions.

Our business depends on consumers voluntarily spending discretionary funds on leisure activities. Movie theatre attendance and concessions sales may be affected by prolonged negative trends in the general economy that adversely affect consumer spending.

Our customers may have less money for discretionary purchases because of negative economic conditions such as job losses, foreclosures, bankruptcies, sharply falling home prices, reduced availability of credit and other matters, resulting in a decrease in consumer spending or causing consumers to shift their spending to alternative forms of entertainment. This may affect the demand for movies or severely impact the motion picture production industry such that our business and operations could be adversely affected.

In 2013 and 2014 we have invested over $200,000 in upgrades to the building in Indianapolis.  More work is necessary but we believe that the facility is in better condition than during recent years.  Most of the funding for our upgrade project is being supplied by our largest shareholders.

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

Acquiring these businesses and covering the whole state of Louisiana should provide:

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

We are engaged in several acquisition negotiations, however, these negotiations have been delayed because of the severe drop in the market price of our stock.

We have received press coverage from HME (Home Medical Equipment) News that released an online article about us which was also published in the April issue of HME news.  We have received inquiries from Louisiana from that article.

In March we released a 130 piece mailing to the DME owners in Louisiana.  We have positive results from that mailing and are responding to each.  Another mailing is scheduled to go out in May.  Another visit to Louisiana is being scheduled to meet with the new candidates.

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

We have not completed any acquisitions at this time because of our current stock price and because of funding.

During 2014 we signed an agreement with Kodiak Capital for the purpose of acquiring equity funding to proceed with our acquisition plans.  Subsequent to December 31, 2014 we exercised a put for $100,000 in funding to begin the process of accessing $1.5 million in funding.

Because of the immediate drop in our stock price our put for funding only resulted in funds of $47,500, because Kodiak Capital reached their limit of 9.9% of our Common Stock.

Because of our current share price we are not able to continue our funding plans with Kodiak Capital until our share price returns to reasonable levels.

We believe that individuals or institutions that are engaged in a shorting process targeted us because of our very low float as well as our limited liquidity.

On April 2, 2015 we announced that we engaged Innovative Marketing to assist in disseminating information about the mission of our company and to assist in attracting more investors to increase our stockholder base, improve our stock price and provide additional liquidly of our stock in the market.

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

Successful medical supply businesses are profitable because the founders or managers devote their attention to customer service and inventory management, to ensure quick delivery to their patrons.  We plan to maintain this performance in businesses we acquire

Recently, Medicare has developed a competitive bidding process in larger cities that is squeezing margins of many DME businesses. We believe this trend will continue, and consequently will require better management and control of expenses to maintain profitability. We believe this situation will provide us an opportunity to acquire some of these businesses, and to provide the synergies to remain competitive and improve profits.  Initially, we plan to work in the more rural markets, which do not have competitive requirements from Medicare like New Orleans and Baton Rouge.

Debt:

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business. As of December 31, 2014, we have approximately $866,311 in unsecured notes payable. The majority of our unsecured notes is with insiders of the company and does not require any debt maintenance at this time, as interest is accrued.

We have a mortgage of $4,473,885 for our property in Indianapolis and $454,256 in the outstanding balance on our digital equipment lease, which is also secured.

Our amount of indebtedness could have important consequences. For example, it could:

•

increase our vulnerability to adverse economic, industry or competitive developments;

•

result in an event of default if we fail to satisfy our obligations with our mortgage, which requires debt maintenance of $34,434 per month.

•

require a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our mortgage indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•

increase our cost of borrowing;

•

restrict us from making strategic acquisitions

•

limit our ability to service our indebtedness;

•

limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions or general corporate purposes;

•

limit our flexibility in planning for, or reacting to, changes in our business or the industry in which we operate, placing us at a competitive disadvantage to less highly leveraged competitors who may be able to take advantage of opportunities that our leverage prevents us from exploiting; and

•

prevent us from raising the funds necessary to proceed with planned acquisitions in our Medical Supplies business model.

Employees:

FullCircle Registry, Inc., and its subsidiaries have employee levels ranging between 20 to 28 employees/officers depending on seasonal needs.   We have never experienced employment-related work stoppages and focus on good relations with our personnel and are continuing to attract stronger talent.

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

The following table sets forth, for the periods indicated, the high and low closing prices as reported by OTCBB for our common stock for fiscal years 2013 and 2014 and the latest information during the first quarter 2015. The OTCBB quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	High	Low	Close

2015
First Quarter	0.0465	0.0035	0.007

2014
First Quarter	0.07	0.028	0.036
Second Quarter	0.060	0.02	0.02
Third Quarter	0.03	0.015	0.0225
Fourth Quarter	0.0465	0.015	0.0465

2013
First Quarter	0.10	0.01	0.083
Second Quarter	0.083	0.025	0.035
Third Quarter	0.07	0.028	0.07
Fourth Quarter	0.07	0.03	0.04

From Yahoo Finance

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

The number of record holders of our common stock at March 31, 2015 was approximately 630.

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

Results of Operations

Revenue:

Revenues during the year ended December 31, 2014 were $1,497,813 with cost of sales of $589,176 yielding a gross profit of $908,637, 60.7% of revenue. This compares to revenues of $1,883,837 with cost of sales of $748,341 yielding a gross profit of $1,135,496, 60.3% of revenue, for the same period in 2013.

During the 2014 year nationwide theater revenues were down compared to the preceding year, due principally to a series of poorly reviewed and disappointing movies that were released.  We experienced a decline in attendance, so our theater revenues were below 2013 levels by 18.9%.  In addition to the less popular movies we continue to be impacted by the poor economy in the theater’s area.  Although the nation has begun to show signs of recovery, the expendable incomes with the people in this area have not improved.

Selling, general, and administrative expenses during the year ended December 31, 2014 were $957,831 resulting in a loss before depreciation and amortization of $49,194 Depreciation and amortization expense totaled $261,962, resulting in an operating loss of $311,156. Other expenses, including interest expense was $342,272, resulting in a net loss of $653,428. In 2013, selling, general, and administrative expenses were $977,036, resulting in income before depreciation and amortization of $158,460. Depreciation and amortization expense totaled $290,212, resulting in an operating loss of $131,752. Other expenses, including interest expense totaled $316,350, resulting in a net loss of $448,102.

Non-cash expenses during the year ending December 31, 2014 were $394,137, including depreciation expense of $261,962, and stock issued for services of $132,175. Non-cash expenses during the year ending December 31, 2013 were $431,040, including depreciation expense of $247,190, amortization expense of $43,022, and stock issued for services of $140,828.

Our 2014 revenues were down from 2013.  Our 2015 revenues are expected to improve because the economy around the theater is expected to improve as unemployment is starting to drop in the area.  However, we remain dependent on first run releases from the movie companies to generate revenues from the theater.   Providing that funding is obtained in 2015, additional revenues could occur from acquisitions in the DME business sector.

Legal, Accounting, Amortization and Depreciation Expenses:

A large portion of our 2014 parent company operating expenses was the result of SEC compliance requirements for our 2013 10K and three 10Q SEC filings in, accounting, and legal services.

Liquidity and Capital Resources:

As of December 31, 2014, the Company had total assets in the amount of $5,713,556 compared to total assets in the amount of $5,854,062 at December 31, 2013.  These assets principally consisted of $6,316 in cash, $28,584 in accounts receivable, $10,870 in utility deposits, $958 in prepaid expenses, $5,664,245 in property and equipment (including the Georgetown 14 Digital Cinemas property.).  Total assets at December 31, 2013 consisted of $14,267 in cash, $30,428 in accounts receivable, prepaid expenses of $5,126 and $5,793,371 in property and equipment.

On December 31, 2014, the Company had $6,327,444 in total liabilities.  Current liabilities included $79,997 in accounts payable, $5,543 in accrued expenses, $140,324 in accrued interest, $27,128 in preferred dividends payable, current notes payable of $30,000, $836,311 in notes payable – related party, current portion of mortgage and equipment loan of $312,593, $266,627 in property tax accrual, a long term portion of digital equipment note of $348,087, and long term portion of mortgage payable of $4,267,461.

On December 31, 2013 the Company had $5,995,651 in total liabilities.  Current liabilities included $70,974 in accounts payable, $7,628 in accrued expenses, $74,610 in accrued interest, $21,083 in preferred dividends payable, current notes payable of $35,000, $426,248 in notes payable – related party, current portion of mortgage and equipment loan of 309,586, $150,120 in property tax accrual, long term portion of digital equipment note of $464,875, and long term portion of mortgage payable of $4,435,527.

Net cash used by operating activities for the year ended December 31, 2014 was $53,331 compared to net cash provided of $26,547 in the year ended December 31, 2013.

During the year ended December 31, 2014, $178,216 was provided by financing activities compared to $11,531 provided by financing activities in 2013.

During the year ended December 31, 2014, $132,836 was used in investing activities and $58,280 was used in investing activities in 2013.

In January 2014 we had a remaining balance of $60,000 from our 2013 offering for working capital for shares at $.02 per share.  In June 2014 we issued 2,250,000 shares for $45,000 in funds.  In December 2014 the board approved a new offering for $100,000 in working capital at $.015 per share.  In December 2014 we collected $10,000 in cash for 666,667 shares of stock.  At the end of the year we had $90,000 remaining on our $.015 offering.

Also in 2014, in an effort to secure capital to cover operations at our Georgetown 14 Digital Cinemas, we borrowed $410,063 from certain major related stockholders, represented by promissory notes.

In 2014 we paid $5,000 on a promissory note to a non-related investor.

On December 31, 2014, our net worth was ($613,888) as compared to a net worth of ($141,589) on December 31, 2013.

We are currently focused on developing additional revenues from acquisitions in the DME business sector and from our entertainment division and reducing debt through converting notes payable to common stock when our common stock price provides a reasonable conversion ratio.

We continue to be engaged in negotiations with mezzanine financing and equity funding companies. In addition we continue to research a plan to conduct a private offering of Common Stock to obtain an additional $1,500,000 in funding from accredited investors. The proceeds of this funding will be for planned acquisitions, as well as to provide working capital. The terms of the agreement, in summary, are that Kodiak Capital would provide up to $1.5 million over a period of one year in working capital in return for an equity position in the company.  In part, the agreement limited Kodiak to owning no more than 9.9% of the total outstanding shares of our Common Stock and that Kodiak would not sell our Common Stock short.

On July 10, 2014 we announced that we had entered into a $1.5 million common stock purchase agreement with Kodiak Capital Group, LLC pending SEC approval.  A Registration Statement on S-1 was filed on July 10, 2014. On December 18, 2014 the SEC declared that the Registration effective.

Subsequent to December 31, 2014, on January 3rd, 2015 we issued a put for $100,000 to Kodiak Capital.  During the subsequent five-day pricing period our stock dropped from $.0465 to $.0035.  Consequently the put price of our shares was lowered to $.00391, which provided only $47,500 in funding.

Based on this difficult situation with the market price of our stock and the damages from the possible shorting activity we have refrained from further action regarding any additional funding requests from Kodiak Capital, and have engaged a marketing company to help bring our market price back to reasonable levels.

In early 2014 we received a letter of intent for the purpose of leasing our Georgetown 14 Theater.  We negotiated and accepted reasonable terms of a lease and after six months the company vacated the LOI.  Their broker informed us that they were unable to obtain the funds necessary for their planned $2.5 million conversion of the theater.

The interest resulted from the CEO’s solicitation of over 30 national theater companies beginning in 2013. In 2010, when we entered into this business segment we had plans to purchase several theaters but we vacated those plans after we took possession of the property in Indianapolis. At this time we do not believe we can operate just one theater in a cost-efficient manner.

In October 2014 we once again returned to seeking a theater company to lease or purchase our property.  As of March 31, 2014 we are engaged in discussions with eight different theater companies.

Provided that a lease will provide a positive cash flow experience with our investment in Indianapolis, we believe we should then be able to obtain funding to pursue our other missions.

No assurances can be made as to the success of the leasing or sale of our property; however we have paid down our mortgage by approximately $1 million since acquisition in 2010 so should this occur we would be in a better financial position.

At this time, we have no contracts, agreements, or understandings for additional funding, nor can any assurance be given that we will be able to obtain this capital on acceptable terms.  In such an event, this may have a materially adverse effect on our business, operating results and financial condition.  No assurance can be given that we will be able to obtain the total capital necessary to fund our new business plans.  In such an event, this may have a materially adverse effect on our business, operating results and financial condition.

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

•

Obtaining and expanding market acceptance of the products we offer,

•

Selling our property,

•

Leasing Georgetown 14 Cinemas; and

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

(a) Dismissal of Independent Registered Public Accounting Firm:

On October 8, 2014, our board of directors dismissed Rodefer Moss & Co, PLLC as the Company’s independent registered public accounting firm.  Rodefer Moss & Co., had been previously retained in 2009.

Rodefer Moss’s report on the financial statements for the fiscal years ended December 31, 2013 and 2012, contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle, other than for a going concern.

During the fiscal the years ended December 31, 2013 and 2012, and in the subsequent interim period through October 8, 2014, the date of dismissal of Rodefer Moss, there were no disagreements with Rodefer Moss on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Rodefer Moss, would have caused them to make reference to the subject matter of the disagreements in its reports on the financial statements for such year. During the fiscal years ended December 31, 2013 and 2012, and in the subsequent interim period through October 8, 2014, the date of dismissal of Rodefer Moss, there were no reportable events as defined in Item 304(a)(l)(v) of Regulation S-K,

We have provided a copy of the above disclosures to Rodefer Moss and requested Rodefer Moss to provide it with a letter addressed to the U.S. Securities and Exchange Commission stating whether or not Rodefer Moss agrees with the above disclosures. A copy of the 8K filed regarding the dismissal of Rodefer Moss is attached hereto as Exhibit 16.2.

(b) New Independent Registered Public Accounting Firm

On November 7, 2014, our board of directors approved the engagement of Somerset CPAs, P.C. (“Somerset”), as the Company’s new independent registered public accounting firm.

During the fiscal years ended December 31, 2013 and 2012, and the subsequent interim period prior to the engagement of Somerset, the Company has not consulted Somerset regarding (i) the application of accounting principles to any specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company’s financial statements, and either a written report was provided to the registrant or oral advice was provided that the new accountant concluded was an important factor considered by the registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(o)(l)(iv)) or a reportable event (as defined in Item 304(a)(l)(v)).

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

We will continue to engage an outside CPA with SEC related experience to assist in correction of these material weaknesses. In addition we will continue to appoint an accountant to provide financial statements on a monthly basis and to assist with the preparation of our SEC financial reports, which will allow for proper segregation of duties as well as additional manpower for proper documentation.

Because of the material weakness described above, management concluded that, as of December 31, 2014 our internal control over financial reporting was not effective based on the criteria established in Internal Control-Integrated Framework issued by COSO.

There has been no change in our internal controls that occurred during our most recent fiscal period that has materially affected, or is reasonably likely to affect, our internal controls.

In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") released an updated version of its Internal Control - Integrated Framework ("2013 Framework"), Initially issued in 1992, the original framework ("1992 Framework") provided guidance to organizations to design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 2013 Framework is intended to improve upon systems of internal control over external financial reporting by formalizing the principles embedded in the 1992 Framework, incorporating business and operating environment changes and increasing the framework ease of use and application. The 1992 Framework remained available until December 15, 2014, after which it was superseded by the 2013 Framework. As of December 31, 2014, the Company transitioned to the 2013 Framework. The Company did not experience significant changes to its internal control over financial reporting as a result from the transition to the 2013 Framework.

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

ITEM 9B.  Other Information.

None.

PART III

ITEM 10.  Directors, Executive Officers, and Corporate Governance

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Since
Alec G. Stone	73	Chairman of the Board	2012
Carl R. Austin	74	Director	2012
Norman Frohreich	72	Director, President, CEO/CFO	2007

Alec G. Stone, Chairman

Mr. Stone has been an attorney in private practice since 1968.  Mr. Stone is not currently serving on the Board of any other public company.  Mr. Stone is a major stockholder of the Company and holds multiple notes from the Company, representing loans for working capital.

Carl R. Austin.

Mr. Austin holds a B.S. degree from Indiana University. Mr. Austin is a retired developer and operator of supermarkets, shopping centers and various other businesses. He is not on the board of directors of any other public company.  Mr. Austin is a major stockholder of the Company and holds multiple notes from the Company, representing loans for working capital.

Norman L. Frohreich, President and CEO/CFO and Director.

Mr. Frohreich joined the Company as a consultant and the CFO in March 2007 to develop the new business plans and design the new infrastructure for the complete transition of the company into that new business model.  In August 2007 Mr. Frohreich was elected to the Board of Directors.  On December 5, 2007 Mr. Frohreich was appointed as President and CEO.  Mr. Frohreich owns his own consulting firm and prior to the FullCircle appointment he provided services to the business community for thirty-five years.  He holds a degree in Economics from Purdue University with emphasis in financial management.

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller.  Our Code of Ethics was included as an exhibit to our annual report on Form 10-K for the year ended December 31, 2004

ITEM 11.  Executive Compensation.

Compensation of Directors:

Directors will be paid 250,000 shares per year for their services. Each director received compensation of 250,000 shares in 2014 for services in 2013.

Compensation of Officers:

The following table lists the compensation received by our former and current officers over the last two years.

	Compensation of Officers and Directors
	For the Years Ended December 31, 2014 and 2013

Name	Position	Year	Salary	Stock	Other	Total
Alec Stone	Chairman	2014	-	$2,500	-	$2,500
Carl Austin	Director	2014	-	$2,500	-	$2,500
Norman Frohreich (1)	Dir/CEO/CFO	2014	-	$42,500	-	$42,500
Randall Clauson	VP Secretary	2014	-	$2,500	-	$2,500

Name	Position	Year	Salary	Stock	Other	Total
Alec Stone	Chairman	2013	-	$2,500	-	$2,500
Carl Austin	Director	2013	-	$2,500	-	$2,500
Norman Frohreich (2)	Dir/CEO/CFO	2013	-	$42,500	-	$42,500
Randall Clauson	VP Secretary	2013	-	$2,500	-	$2,500

(1) For services as CEO and CFO from April 2011 to March 2013
(2) For services as CEO and CFO from April 2009 to March 2011
(3) For services as VP Secretary
Compensation for Frohreich as CEO and CFO is 2,000,000 shares per year

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of December 31, 2014 the name and shareholdings of each director, officer and stockholders holding more than five percent of the Company’s outstanding shares.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

		Number of Shares
Name and Address	Title of Class	Beneficially Owned	% of Shares

Alec G. Stone (1)(2)	Common	19,151,855	13.34%

Norman Frohreich (2)(3)(4)(5)	Common	18,893,190	13.16%

Carl Austin (2)	Common	14,624,499	10.18%

Richard Davis	Common	13,079,247	9.11%

Randall Clauson (3)	Common	4,922,882	3.43%

All as a group	Common	70,671,673	49.21%

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

Somerset CPA’s, P.C. $3,000 in 2014

Roderfer Moss & Co, PLLC $26,000 in 2014

Rodefer Moss & Co, PLLC $29,000 in 2013

Tax Fees:

There were no fees for tax compliance, tax advice and tax planning to our auditors for the fiscal years 2014 and 2013.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Title	Location

3(i)	Articles of Incorporation*	Form SB-2 filed 2/15/00

3(ii)	Bylaws*	Form SB-2 filed 2/15/00

14	Code of Ethics*	Form 10-K for the Period

Ended December 31, 2004

31	Certification of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32	Certification of the Chief Executive Officer and Principal Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Attached

16.1	8K filing Item 4.01 Changes in Registrant’s Certifying Accountant	Attached

16.3	8K filing Item 7.01 Regulation FD Disclosure	Attached

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

Date:  April 15, 2015

FullCircle Registry, Inc.

By: /s/ Norman L. Frohreich

Norman L. Frohreich

President, Chief Executive Officer, and

Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  April 15, 2015

By: /s/ Alec G. Stone

Alec G. Stone

Director

Date:  April 15, 2015

By: /s/ Carl R. Austin

Carl R. Austin

Director

Date:   April 15, 2015

By: /s/ Norman L. Frohreich

Norman L. Frohreich

President

Chief Executive Officer

Principal Accounting Officer

Director

FullCircle Registry, Inc.

Consolidated Financial Statements for the Period Ended

December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

FullCircle Registry, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of FullCircle Registry, Inc. (a Nevada Corporation) as of December 31, 2014, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.   The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements; assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FullCircle Registry, Inc. and subsidiaries as of December 31, 2014, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/Somerset CPAs, P.C.

Indianapolis, Indiana

April 15, 2015

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

/s/ Rodefer Moss & Co., PLLC

Rodefer Moss & Co, PLLC

New Albany, Indiana

April 9, 2014

FullCircle Registry, Inc.
Consolidated Balance Sheets

	ASSETS
	December 31,	December 31,
	2014	2013
Current Assets
Cash	$6,316	$14,267
Inventory	2,583	-
Accounts receivable, net	28,584	30,428
Prepaid expenses	958	5,126
Total Current Assets	38,441	49,821
Fixed Assets
Property and equipment	6,563,277	6,430,441
Accumulated depreciation	(899,032)	(637,070)
Total Fixed Assets	5,664,245	5,793,371
Other Assets	10,870	10,870
TOTAL ASSETS	$5,713,556	$5,854,062

	LIABILITIES & STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Current portion of long term debt	$312,593	$309,586
Accounts payable	79,997	70,974
Deferred rental income	13,373	-
Accrued property taxes	266,627	150,120
Other accrued expenses	5,543	7,628
Preferred dividends payable	27,128	21,083
Note payable related parties	836,311	426,248
Note payable	30,000	35,000
Accrued interest	140,324	74,610
Total Current Liabilities	1,711,896	1,095,249
Long Term Liabilities
Equipment note payable, less current portion	348,087	464,875
Mortgage note payable, less current portion	4,267,461	4,435,527
Total Long Term Liabilities	4,615,548	4,900,402
Total Liabilities	6,327,444	5,995,651
Stockholders' Deficit
Preferred stock, authorized 10,000,000 shares of $.001 par value
Preferred A, issued and outstanding is 10,000	10	10
Preferred B, issued and outstanding is 300,600	300	300
Common stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding shares of 143,605,394 and 131,784,426 shares, respectively	143,606	131,784
Additional paid-in-capital	9,175,320	8,999,967
Accumulated deficit	(9,933,124)	(9,273,650)
Total Stockholders' Deficit	(613,888)	(141,589)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$5,713,556	$5,854,062

The accompanying notes are an integral part of these consolidated financial statements.

	FullCircle Registry, Inc.
	Consolidated Statements of Operations

	For the Years
	Ended December 31,
	2014	2013

Revenues	$1,497,813	$1,883,837

Cost of sales	589,176	748,341

Gross profit	908,637	1,135,496

Operating expenses

Selling, general & administrative	957,831	977,036

Total operating expenses	957,831	977,036

Income before depreciation and amortization	(49,194)	158,460

Depreciation and amortization

Amortization expense	-	(43,022)

Depreciation expense	(261,962)	(247,190)

Operating loss	(311,156)	(131,752)

Other expense

Interest expense	(342,272)	(316,350)

Total other expense	(342,272)	(316,350)

Net loss before income taxes	(653,428)	(448,102)

Income taxes	-	-

Net loss	$(653,428)	$(448,102)

Net basic and fully diluted loss per share	$(0.005)	$(0.003)

Weighted average shares outstanding - Basic	135,076,500	123,241,412

Weighted average shares outstanding - Diluted	150,753,583	137,030,495

The accompanying notes are an integral part of these financial statements

FullCircle Registry, Inc.
Consolidated Statements of Cash Flows

	For the Twelve Months
	Ended December 31,
	2014	2013
Cash flows from operating activities
Net loss	$(653,428)	$(448,102)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities
Depreciation & amortization	261,962	290,212
Stock issued for services	132,175	140,828
Change in assets and liabilities
(Increase) decrease in prepaid expenses	4,168	(15,461)
Decrease in accounts receivable	1,844	8,749
Increase in inventory	(2,583)	-
Increase in accounts payable	9,023	17,903
Increase in accrued interest	65,714	11,776
Increase in accrued expenses and other current liabilities	127,794	20,642
Net cash provided by (used in) operating activities	(53,331)	26,547

Cash flows from investing activities
Purchase of fixed assets	(132,836)	(58,280)
Net cash used in investing activities	(132,836)	(58,280)

Cash flows from financing activities
Payments on mortgage payable	(172,366)	(172,148)
Payments on digital equipment financing payable	(109,481)	(118,155)
Payments on notes payable	(5,000)	(5,000)
Proceeds from notes payable related parties	410,063	66,834
Proceeds from sale of common stock	55,000	240,000
Net cash provided by financing activities	178,216	11,531

Net decrease in cash	(7,951)	(20,202)

Cash at beginning of period	14,267	34,469
Cash at end of period	$6,316	$14,267
Supplemental cash flow information
Cash paid for:
Interest	$276,559	$304,574

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.
Consolidated Statements of Stockholders’ Deficit
For the Years Ended December 31, 2014 and 2013
					Additional
	Preferred Stock		Common Stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit

Balance, January 1, 2013	310,600	$310	112,743,016	$112,743	$8,638,180	$(8,819,536)

Stock issued for cash at .02 per share	-	-	12,000,000	12,000	228,000	-
Stock issued for services, fair value .02 per share	-	-	7,041,410	7,041	133,787	-
Preferred stock dividend	-	-	-	-	-	(6,012)
Net loss for the year ended December 31, 2013	-	-	-	-	-	(448,102)
Balance, January 1, 2014	310,600	$310	131,784,426	$131,784	$8,999,967	$(9,273,650)

Stock issued for cash at .02 per share	-	-	2,250,000	2,250	42,750	-
Stock issued for cash at .015 per share	-	-	666,667	667	9,333	-
Stock issued for services at .04 per share	-	-	281,770	282	10,989	-
Stock issued for services at .025 per share	-	-	1,500,000	1,500	36,000	-
Stock issued for services at .02 per share	-	-	1,217,905	1,218	23,140	-
Stock issued for services at .01 per share	-	-	5,904,626	5,905	53,141	-
Preferred stock dividend	-	-	-	-	-	(6,046)
Net loss for the year ended December 31, 2014	-	-	-	-	-	(653,428)
Balance, December 31, 2014	310,600	$310	143,605,394	$143,606	$9,175,320	$(9,933,124)

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.

For Year Ending December 31, 2014 and December 31, 2013

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

In 2008 the Company formed two new subsidiaries to begin to formulate the expansion of the new business model and the growth of FullCircle Registry, Inc.  FullCircle Prescription Services, Inc. and FullCircle Insurance Agency, Inc. were formed in 2008. FullCircle Entertainment, Inc. was formed in 2010 to engage in the operation of a movie theater. In 2013 the Company formed FullCircle Medical Supplies, Inc. to engage in the medical equipment supply business. The details of these companies and plans are identified in the section Item 1. Description of Business of our Form 10-K for 2014

b.

Accounting Method & Revenue Recognition

The Company's policy is to use the accrual method of accounting to prepare and present financial statements that conform to generally accepted accounting principles (“GAAP”).  Revenue is recognized for the performance of providing goods, services or other rights to customers.

c.

Principles of Consolidation

For the years ended December 31, 2014 and 2013, the consolidated financial statements include the books and records of FullCircle Registry, Inc., FullCircle Entertainment, Inc., FullCircle Medical Supplies, Inc., FullCircle Prescription Services, Inc. and FullCircle Insurance Agency, Inc. All inter-company transactions and accounts have been eliminated in the consolidation.

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

FullCircle Registry, Inc.

For Year Ending December 31, 2014 and December 31, 2013

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

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of convertible notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2014 and 2013.  At December 31, 2014 and 2013, the Company had no assets or liabilities that are measured at fair value on a recurring or non-recurring basis.

f.

Capital Structure

The Company’s capital structure is as follows:

The Company is authorized 10,000,000 shares of Preferred stock with a par value of $.001.  The Company’s Class A issued and outstanding shares is 10,000.  The Company’s Class B issued and outstanding is 300,600.

The Class A Preferred Stock is non-voting shares and are available for conversion into Class A Common Stock. The remaining 10,000 shares of Class A Preferred outstanding shares are convertible into 500,000 shares of Class A Common stock.

The Class B Preferred Stock is entitled to an annual cumulative dividend of $.02 per share, and each share is convertible into ten shares of Common Stock. Until converted, each share of Class B Preferred Stock is entitled to ten votes on any matter subject to a vote of the shareholders. The shares of Class B Preferred Stock are entitled to a liquidation preference equal to ten times the amount received per share of Common Stock upon liquidation.

Preferred dividends declared were $6,046 and $6,012 for each of the years ending December 31, 2014 and 2013, respectively for the Class B shares issued.

Common stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding 143,605,394 on December 31, 2014 and 131,784,426 on December 31, 2013.  The common stock has one vote per share.  The common stock is traded on the OTCBB under the symbol FLCR.

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

FullCircle Registry, Inc.

For Year Ending December 31, 2014 and December 31, 2013

Notes to Consolidated Financial Statements

g.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation of property and equipment is provided using the straight-line method over the respective useful lives ranging from 3-39 years. Depreciation expense for the years ended December 31, 2014 and 2013 totaled $261,962 and $247,190, respectively.

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

	Earnings (Loss) Per Share
	For the Twelve Months
	Ended December 31,

	2014	2013

Net loss	$(653,428)	$(448,102)

Net basic and fully diluted loss per share	$(0.005)	$(0.003)

Weighted average shares outstanding-Basic	135,076,500	123,241,412

Weighted average shares outstanding-Diluted	150,753,583	137,030,495

There are no outstanding common stock options and/or warrants.

FullCircle Registry, Inc.

For Year Ending December 31, 2014 and December 31, 2013

Notes to Consolidated Financial Statements

j.

Provision for Income Taxes

Deferred tax assets and the valuation account are as follows:

	12/31/2014	12/31/2013

Loss Carry Forward	$9,055,821	$8,402,821

Deferred tax asset:

NOL carryforward	3,260,096	3,025,016

Valuation allowance	(3,260,096)	(3,025,016)

Total deferred tax asset:	$-	$-

The components of current income tax expense are as follows:

	12/31/2014	12/31/2013

Current federal tax expense	$-	$-

Current state tax expense	-	-

Change in NOL benefits	235,080	207,539

Change in valuation allowance	(235,080)	(207,539)

Income tax expense	$-	$-

The Company has adopted FASB ASC 740-10 to account for income taxes. The Company currently has no items creating temporary differences that would give rise to deferred tax liabilities. Net operating losses give rise to possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards; an evaluation allowance has been made to the extent of any tax benefit that net-operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of $3,260,096 and $3,025,016 as of December 31, 2014 and December 31, 2013, respectively, which may be offset against future taxable income. These NOL carry-forwards begin to expire in the year 2020.   No tax benefit has been reported in the financial statements. Tax rates differ from statutory rates due to the uncertainty of the above.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 2014 and 2013, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are for the years ended December 31, 2014, 2013, and 2012.

FullCircle Registry, Inc.

For Year Ending December 31, 2014 and December 31, 2013

Notes to Consolidated Financial Statements

k.

Concentration of Risk

Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents. The Company places its cash with financial institutions deemed by management to be of high credit quality.

l.

Statements of Financial Accounting Standards

The Company does not believe that the recently issued Statements of Financial Accounting Standards will have any material impact on the Company’s Consolidated Statements of Operations or its Consolidated Balance Sheets.

m.

Advertising

Advertising costs are expensed as incurred.  Advertising expense was $500 and $3,875 for the years ending December 31, 2014 and 2013, respectively.

n.

Cash and Cash Equivalents

For the purposes of the Statements of Cash Flows, the Company considers cash and cash equivalents to be cash in all bank accounts, including money market and temporary investments that have an original maturity of three months or less.

o.

Reclassifications

None

p.

Subsequent events

During 2014 we signed an agreement with Kodiak Capital for the purpose of acquiring equity funding to proceed with our acquisition plans.  Subsequent to December 31, 2014 we exercised a put for $100,000 in funding to begin the process of accessing $1.5 million in funding.

Because of the immediate drop in our stock price our put for funding only resulted in funds of $47,500 because Kodiak Capital reached their limit of 9.9% holdings so the amount was capped because of the large number of shares to be issued.

NOTE 2.  GOING CONCERN

The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered recurring losses, negative working capital and is dependent upon raising capital to continue operations. The Company has incurred losses resulting in an accumulated deficit of $9,933,124 as of December 31, 2014 and $9,273,650 as of December 31, 2013, respectively.

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

FullCircle Registry, Inc.

For Year Ending December 31, 2014 and December 31, 2013

Notes to Consolidated Financial Statements

Raising new investment capital, either in the form of equity or loans, sufficient to meet the Company's operating expenses until the revenues are sufficient to meet operating expenses on an ongoing basis.

•

Leasing our Georgetown 14 Cinema or selling our Indianapolis property.

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

FullCircle Registry, Inc.

For Year Ending December 31, 2014 and December 31, 2013

Notes to Consolidated Financial Statements

NOTE 3.  NOTES PAYABLE

The Company's notes payable obligations, both related party and unrelated, are as follows:

	12/31/2014	12/31/2013
Current Liabilities
Demand Notes
Notes payable to related parties
for funds installed into Fullcircle Entertainment Inc. at 15% interest	$151,891	$-

Notes payable to related parties
for funds installed into Fullcircle Entertainment Inc. at 12% interest	50,000	-

Notes payable to related parties
for funds installed into Fullcircle Entertainment Inc. at 10% interest	557,794	349,622

Notes payable related parties current liabilities @ 8.0%	76,626	76,626

Notes payable to various individuals bears Interest at 8.0% per annum
principal and interest due on demand.	30,000	35,000

Total Demand Notes	866,311	461,248

Current portion of long term debt	312,593	309,586

Total current liabilities - notes	1,178,904	770,834

Long- term Liabilities

Mortgage payable assumed in acquisition; interest payable at 4.75%
monthly payments of $34,435 through July 2017 with balloon payment
of the balance upon maturity.	4,267,461	4,435,527

Digital equipment note payable, less current portion
Note payable exercised in January 2012; interest payable at 7%
with a term of five years; secured by the digital equipment	348,087	464,875

Total long-term liabilities-notes	4,615,548	4,900,402

Total liabilities notes	$5,794,452	$5,671,236

At the election of the lender, principal and interest under related party notes may be paid through the issuance of restricted shares of common voting stock of the Company at the price of $.04 per share.

Future minimum principal payments on notes payable are as follows:

2015  $   312,593

2016      331,986

2017   4,174,897

2018      108,665

Total $4,928,141

FullCircle Registry, Inc.

For Year Ending December 31, 2014 and December 31, 2013

Notes to Consolidated Financial Statements

NOTE 4. RELATED PARTY

The Company received advances from related parties for $410,063 for operating needs in 2014. The balance of the notes payable to related parties was $836,561 and $426,248 as of December 31, 2014 and 2013 respectively.

NOTE 5. COMMITMENTS

Our principal executive offices are located at 161 Alpine Drive, Shelbyville, KY 40065.  The facility consists of approximately 1,200 square feet of office space, leased for $750 per month. Our original lease expired on September 15, 2007 and we have maintained a verbal month-to-month lease agreement.

NOTE 6. INTANGIBLE ASSETS

The company’s intangible assets have been fully amortized.

NOTE 7-LEASES–LESSORS

The Company leases space to a Save A Lot grocery store at our Indianapolis location.

Save A Lot corporate assumed the lease in March 2014 for seven years with three five-year options.

Monthly rent charged to the tenant $13,280 per month. Total rental income relating to this lease is 159,360 for each of the years beginning with December 31, 2015. The following is a schedule for the next five years of future minimum rentals under the lease:

Year Ending December 31,
2015	$159,360
2016	159,360
2017	159,360
2018	159,360
2019	119,520
Total	$756,960

The initial lease terms ends September 30, 2020.  Save A Lot has the ability to exercise three five-year options, which would extend the maturity date to September 30, 2035.

FullCircle Registry, Inc.

For Year Ending December 31, 2014 and December 31, 2013

Notes to Consolidated Financial Statements

NOTE 8. STOCKHOLDERS EQUITY

During 2014, the Company issued 2,250,000 restricted shares of its common stock for $45,000 in cash at $.02 per share and 666,667 restricted shares for $10,000 at $.015 per share.

In 2013, the Company issued 12,000,000 restricted shares of its common stock for $240,000 in cash at $.04 per share.

In 2014, the Company issued 8,904,301 free trading and restricted shares of its common stock for services at the price of 132,175.  In 2013 the Company issued 7,041,410 free trading and restricted shares of its common stock for services at the price of 140,828 or $.02 per share.

The Company estimates the fair value of its free trading and restricted shares issued for services based on prices obtained for cash from non-related third parties or the bid price of the market of our stock.

Subsequent to December 31, 2014, in January 2015, the Company issued 12,153,358 shares to Kodiak Capital at the price of $.00391 for $47,500.

In February 2015, the Company issued 3,000,000 restricted shares for marketing services valued at $.005 or $15,000.