Form 10-Q
period 2015-03-31
FULLCIRCLE REGISTRY INC
filed 2015-05-15
CIK 1127993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes      . No  X .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 172,590,542 Class A common shares as of April 30, 2015.

FORM 10-Q

FULLCIRCLE REGISTRY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

FullCircle Registry, Inc.
Consolidated Balance Sheets
ASSETS
	March 31,	December 31,
	2015	2014
	Unaudited	Audited
Current Assets
Cash	$44,966	$6,316
Inventory	3,508	2,583
Accounts receivable, net	46,879	28,584
Prepaid expenses	524	958
Total Current Assets	95,877	38,441
Fixed Assets
Property and equipment	6,563,277	6,563,277
Accumulated depreciation	(965,631)	(899,032)
Total Fixed Assets	5,597,646	5,664,245
Other Assets	10,870	10,870
TOTAL ASSETS	$5,704,393	$5,713,556

LIABILITIES & STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Current portion of long term debt	$306,411	$312,593
Accounts payable	99,938	79,997
Deferred rental income	13,373	13,373
Accrued property taxes	286,741	266,627
Other accrued expenses	6,326	5,543
Preferred dividends payable	28,611	27,128
Note payable related parties	905,430	836,311
Note payable	30,000	30,000
Accrued interest	158,500	140,324
Total Current Liabilities	1,835,330	1,711,896
Long Term Liabilities
Equipment note payable, less current portion	320,028	348,087
Mortgage note payable, less current portion	4,236,235	4,267,461
Total Long Term Liabilities	4,556,263	4,615,548
Total Liabilities	6,391,593	6,327,444
Stockholders' Deficit
Preferred stock, authorized 10,000,000 shares of $.001 par value
Preferred A, issued and outstanding is 10,000	10	10
Preferred B, issued and outstanding is 300,600	300	300
Common stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding shares of 166,500,542 and 143,605,394 shares, respectively	166,501	143,606
Additional paid-in-capital	9,295,224	9,175,320
Accumulated deficit	(10,149,235)	(9,933,124)
Total Stockholders' Deficit	(687,200)	(613,888)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$5,704,393	$5,713,556

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months
	Ended March 31,
	2015	2014

Revenues	$316,079	$386,143

Cost of sales	108,798	149,963

Gross profit	207,281	236,180

Operating expenses

Selling, general & administrative	268,835	192,775

Total operating expenses	268,835	192,775

Income (loss) before depreciation and amortization	(61,554)	43,405

Depreciation and amortization

Depreciation expense	(66,599)	(63,252)

Operating loss	(128,153)	(19,847)

Other expense

Interest expense	(86,476)	(75,662)

Total other expense	(86,476)	(75,662)

Net loss before income taxes	(214,629)	(95,509)

Income taxes	-	-

Net loss	$(214,629)	$(95,509)

Net basic and fully diluted loss per share	$(0.001)	$(0.001)

Weighted average shares outstanding - Basic	155,770,554	131,784,426

Weighted average shares outstanding - Diluted	175,816,184	143,949,446

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.
Consolidated Statements of Cash Flows
Unaudited

	For the Three Months
	Ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(214,629)	$(95,509)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities
Depreciation	66,599	63,252
Stock issued for services	90,324	-
Change in assets and liabilities
Decrease in prepaid expenses	433	1,429
(Increase) decrease in accounts receivable	(18,295)	2,168
Increase in inventory	(925)	-
Increase in accounts payable	19,942	2,481
Increase in accrued interest	18,177	28,960
Increase in accrued expenses and other current liabilities	20,898	30,187
Net cash provided by (used in) operating activities	(17,476)	32,968

Cash flows from investing activities
Purchase of fixed assets	-	(945)
Net cash used in investing activities	-	(945)

Cash flows from financing activities
Payments on mortgage payable	(48,027)	(32,758)
Payments on digital equipment financing payable	(17,440)	(24,388)
Proceeds from notes payable related parties	69,119	34,684
Proceeds from sale of common stock	52,474	-
Net cash provided by(used in) financing activities	56,126	(22,462)

Net increase in cash	38,650	9,561

Cash at beginning of period	6,316	14,267
Cash at end of period	$44,966	$23,828
Supplemental cash flow information
Cash paid for:
Interest	$68,299	$46,702

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

The accompanying un-audited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2014, Annual Report on Form 10-K. Operating results for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

NOTE 2. GOING CONCERN.

The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered recurring losses, negative working capital and is dependent upon raising capital to continue operations. The Company has incurred losses resulting in an accumulated deficit of $10,149,235 and $9,933,124 as of March 31, 2015 and December 31, 2014, respectively.

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

NOTE 3. STOCKHOLDERS’ EQUITY

During the three-month period ended March 31, 2015 the company issued an aggregate amount of 23,895,148 shares of common stock.  The following is a listing of the common stock transactions.

12,153,358 shares of Common Stock were issued for $47,500 in cash, at $.00391 per share, for working capital.

3,000,000 shares of Common Stock were issued for $15,000, or $.005 per share, for consulting services.

2,500 shares of Common Stock were returned to treasury at $.01 per share.

288,040 shares of Common Stock were issued at $.02 per share, or $5,780.50 for consulting services

500,000 shares of Common Stock were issued at $.01, per share or $5,000, for working capital.

6,956,250 shares of Common Stock were issued at $.01 per share, or $69,562.50, for consulting services.

NOTE 4. SIGNIFICANT ACCOUNTING POLICIES

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

Common stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding 166,500,542 on March 31, 2015 and 143,605,394 on December 31, 2014. The common stock has one vote per share. The common stock is traded on the OTCBB under the symbol FLCR.

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

We have entered the “analysis” and “selection” phase of our M&A activities and will be announcing any progress through PR newswire releases.

New Business plan and new direction

In recent years we have established four operating subsidiaries.   In addition to the parent company, FullCircle Registry, Inc., we have added companies in the following business sectors: distribution of medical supplies, entertainment, insurance agency and prescription assistance services. In 2010 we purchased our first property, in Indianapolis, Indiana, that contains the Georgetown 14 Digital Cinemas.  Revenues for 2011, 2012, 2013, 2014 and 2015 were predominantly from the movie theater operations. Our medical supplies distribution company, FullCircle Medical Supplies, Inc., plans to commence operations in 2015 when funding is available. FullCircle Insurance Agency, Inc. and FullCircle Prescriptions, Inc. are currently inactive, pending national economic improvements and changes in the healthcare sector.

Funding for acquisitions, theater improvements and operating capital

On January 3rd, 2015 we issued a put for $100,000 to Kodiak Capital under our Stock Purchase Agreement with that firm.  During the subsequent five-day pricing period our stock dropped from $.0465 to $.0035.  Consequently the put price of our shares was lowered to $.00391, which provided only $47,500 in funding.

Based on this difficult situation with the market price of our stock, and the effect of possible short selling activity, we have refrained from further action regarding any additional funding requests from Kodiak Capital, and have engaged an investor relations company to maximize shareholder value.

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

•

Business meetings requiring high-speed internet upload and download capabilities

•

Private party functions

•

Adult beverages and increase food selections with our menu

During 2014, nationwide theater revenues were down approximately 18% compared to the preceding year, due principally to a series of poorly reviewed and disappointing movies that were released.  We experienced a decline in attendance, so our ticket sale revenues were below 2013 levels by approximately 17%.

During the quarter ended March 31, 2015 March we experienced further reduction in our attendance, causing a 10% reduction in ticket and concession revenues compared to the March quarter in 2014.  The quality of the movies during the quarter has been disappointing; however the industry as a whole is expecting some improved releases in June and July.

In early 2014 we received a letter of intent for the purpose of leasing our Georgetown 14 Theater.  We negotiated and accepted reasonable terms of a lease and after six months the company vacated the LOI.  Their broker informed us that they were unable to obtain the funds necessary for their planned $2.5 million conversion of the theater.

In October 2014 we once again returned to seeking a theater company to lease or purchase our property. Recently the company is engaged in level two discussions (Mutual Non Disclosure Agreements signed and exchange of financial documents) with two theater companies for the purpose of leasing Georgetown 14.  At the time of this release we are engaged in discussions with eight different theater companies.

The interest resulted from the CEO’s solicitation of over 30 national theater companies beginning in 2013. In 2010, when we entered into this business segment we had plans to purchase several theaters but we vacated those plans after we took possession of the property in Indianapolis. At this time we do not believe we can operate just one theater in a cost-efficient manner.

Provided that we are successful in consummating a lease of the property, we believe the lease payments will provide a positive cash flow experience with our investment in Indianapolis, we believe we should then be able to obtain funding to pursue our other missions.

No assurances can be made as to the success of our plan to lease or sell the property; however we have paid down our mortgage by approximately $800,000 since the acquisition of the property in 2010, so should this occur we would be in a better financial position to be able to refinance our mortgage and be able to use some of our equity for working capital.

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

A portion of the building housing the Georgetown Digital Cinemas also includes a grocery store space, which we lease to an independent operator. In 2014 we renewed our lease to Save-A-Lot Stores, a grocery store operator, for another seven years with three five year options.

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

We are engaged in several acquisition negotiations and expect to execute purchase agreements as soon as our stock price returns to respectable levels.

We released another mailing during the March quarter to prospective acquisition targets and received additional interest in the roll up business model.  Conversations are on going with these new prospects.  Also, during the March quarter we were featured in an article in HME News, a Newswire and magazine featuring articles about the DME business sector.  We received calls as a result of that article as well.

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

The theater business is changing.  With the new access to movies for home viewing shortly after new releases occur more people are viewing these releases four to five weeks after the theater has shown those released.  We believe that this is causing some of the decline in attendance as well as the poor movies being released.

A new business model is emerging.  We have witnessed two theaters in the Indianapolis market do theater conversions to provide VIP seating (luxury recliners), and serve food and adult beverages in the auditoriums during the movie.  One theater was converted and we understand it experienced a 400% increase in ticket sales in 2014.  Another theater converted and has experienced a 200% increase in ticket sales since December 2014.

We are reviewing this capability and if we are unable to lease we will look for capital to start the transition of Georgetown 14.  Given the limited capital we cannot convert the whole theater but may be able to accomplish one or two auditoriums at a time.

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

Results of Operations for the Three-Month Periods Ended March 31, 2015 and 2014.

Revenues during the three months ended March 31, 2015 were $316,079 with a cost of sales of $108,798, yielding a gross profit of $207,281. This compares to $386,143 in revenues for the same period in 2014, with a cost of sales of $149,963, yielding a gross profit of $236,180.  Our gross profit improved from 61% in the March quarter in 2014 to 66% in the March quarter 2015.

Selling, general, and administrative expenses during the current three-month period ended March 31, 2015 were $268,835, resulting in a loss before depreciation of 61,554, compared to selling, general and administrative expenses during the three month period ended March 31, 2014 of $192,775, resulting in operating income before depreciation and amortization of $43,405.

Our expenses for the March quarter 2015 were higher due to increased consulting expenses that were incurred, which were compensated via shares of our common stock, which were a non-cash expense of $90,324 compared to no common stock issued for services in 2014 during the same period.

Depreciation expense totaled $66,599 resulting an operating loss of $128,153 in the three-month period ended March 31, 2015. Depreciation and amortization expense in the same period in 2014 was $63,252 resulting in an operating loss of $19,847.

Interest expense for the three months ended March 31, 2015 was $86,476, producing a net loss for the period of $214,629, compared to interest expense of $75,662, resulting in a net loss of $95,509 during the same period in 2014.

Outside the direct theater operation expenses of FullCircle Entertainment, Inc., Our depreciation, interest, amortization, SEC compliance cost for auditors, accountants and attorneys continue to be the major part of our expenses.

The theater industry typically loses money during the first quarter because there are fewer new films released and many people are recovering from the expense of the holiday season at the end of the previous year.  During the first quarter of 2015 the national year over year period, the theater revenues were down by 10% and our Georgetown 14 Theater revenues were down 10%.  The national theater revenues were a direct reflection of less strong first run movies being released compared to the same period last year.

Liquidity and Capital Resources

At March 31, 2015 the Company had total assets of $5,704,393 compared to $5,713,556 on December 31, 2014. The Company had total assets consisting of $44,966 in cash, $3,508 in inventory, $46,879 in accounts receivable, $524 in prepaid expenses, $10,870 in utility deposits, $5,597,646 of net fixed assets in Georgetown 14, which includes accumulated depreciation of $965,631. Total assets at December 31, 2014 consisted of $6,316 in cash, $2,583 in inventory, $28,584 accounts receivable, $10,870 in utility deposits, $958 prepaid expenses, $5,664,245 of net fixed assets in Georgetown 14, which includes accumulated depreciation of $899,032.

At March 31, 2015 the Company had $6,391,593 in total liabilities.   Total liabilities include $99,938 in accounts payable, $13,373 in deferred income, $6,326 in accrued expenses, $158,500 in accrued interest, $28,611 in preferred dividends payable, $30,000 in notes payable, $905,430 notes payable-related party, $306,411 current portion of long-term debt, $286,741 accrued property taxes, $320,028 digital equipment note and $4,236,235 mortgage payable.

Total liabilities at December 31, 2014 were $6,327,444, which was comprised of $79,997 in accounts payable, $13,373 in deferred income, $5,543 accrued expenses, $140,324 accrued interest, $27,128 in preferred dividends payable, $30,000 in notes payable, $836311 note payable related party, current portion of long term debt $312,593, accrued property tax of $266,627, digital equipment note $348,087 and $4,267,461 mortgage payable.

Net cash used by operating activities for the three months ended March 31, 2015 was $17,476 compared to net cash provided by operating activities for the three months ended March 31, 2014 of $32,968. During the three months ended March 31, 2015, $0 was used on investing activities, and $56,126 was provided by financing activities. For the same period in 2014, $946 used in investing activities and $22,462 was used for financing activities.

As of March 31, 2015 we had capital commitments of a mortgage and the digital equipment loan for $4,862,674 for Georgetown 14 Theater. We are currently focused on increasing revenues from our operations and reducing debt through converting notes payable to common stock. We may also seek funding from securities purchases or from lenders offering favorable terms. No assurance can be given that we will be able to obtain the total capital necessary to fund our new business plans. In such an event, this may have a materially adverse effect on our business, operating results and financial condition.

We require additional capital to supplement our anticipated revenues and fund our continuing operations. We have relied upon advances from directors, officers and shareholders and we have issued stock to finance our operations to this point.

FullCircle currently owes $30,000 in notes payable and $905,430 notes payable to related parties. Our auditors have expressed concern that the Company has experienced losses from operations and negative cash flows from operations since inception. We have negative working capital and a capital deficiency at March 31, 2015. As of March 31, 2015 the stockholders deficit is $687,200 compared to a deficit of $613,888 on December 31, 2014.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s President and Chief Financial Officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15(d)-15(e)), which such disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no pending legal proceedings.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three-month period ending March 31, 2014 the company issued the following unregistered shares:

3,000,000 shares of Common Stock were issued for $15,000, or $.005 per share, for consulting services.

2,500 shares of Common Stock were returned to treasury at $.01 per share.

500,000 shares of Common Stock were issued at $.01, or $5,000, for working capital.

5,000,000 shares of Common Stock were issued at $.01, or $50,000, for consulting services.

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

Date: May 15, 2015

/s/ Norman L. Frohreich

Norman L. Frohreich

President

Chief Executive Officer

Chief Financial Officer