Form 10-Q
period 2015-06-30
FULLCIRCLE REGISTRY INC
filed 2015-08-19
CIK 1127993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes      . No  X .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 174,117,482 Class A common shares as of August 15, 2015.

FORM 10-Q

FULLCIRCLE REGISTRY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

FullCircle Registry, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	Unaudited	Audited
ASSETS

Current Assets
Cash	$2,768	$6,316
Inventory	3,933	2,583
Accounts receivable, net	25,880	28,584
Prepaid expenses	263	958
Total Current Assets	32,844	38,441
Fixed Assets
Property and equipment	6,563,277	6,563,277
Accumulated depreciation	(1,032,231)	(899,032)
Total Fixed Assets	5,531,046	5,664,245
Other Assets	10,870	10,870
TOTAL ASSETS	$5,574,760	$5,713,556

LIABILITIES & STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
Current portion of long term debt	$330,564	$312,593
Accounts payable	90,500	79,997
Deferred rental income	-	13,373
Accrued property taxes	291,241	266,627
Other accrued expenses	9,170	5,543
Preferred dividends payable	30,110	27,128
Note payable related parties	974,299	836,311
Note payable	30,000	30,000
Accrued interest	183,276	140,324
Total Current Liabilities	1,939,160	1,711,896
Long Term Liabilities
Equipment note payable, less current portion	291,008	348,087
Mortgage note payable, less current portion	4,164,149	4,267,461
Total Long Term Liabilities	4,455,157	4,615,548
Total Liabilities	6,394,317	6,327,444
Stockholders' Deficit
Preferred stock, authorized 10,000,000 shares of $.001 par value
Preferred A, issued and outstanding is 10,000	10	10
Preferred B, issued and outstanding is 300,600	300	300
Common stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding shares of 174,117,482 and 143,605,394 shares, respectively	174,118	143,606
Additional paid-in-capital	9,341,879	9,175,320
Accumulated deficit	(10,335,864)	(9,933,124)
Total Stockholders' Deficit	(819,557)	(613,888)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$5,574,760	$5,713,556

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014

Revenues	$314,470	$396,029	$630,549	$782,172

Cost of sales	114,319	153,908	223,117	303,871

Gross profit	200,151	242,121	407,432	478,301

Operating expenses

Selling, general & administrative	228,329	264,978	497,163	457,754

Total operating expenses	228,329	264,978	497,163	457,754

Income (loss) before depreciation and amortization	(28,178)	(22,857)	(89,731)	20,547

Depreciation and Amortization

Depreciation expense	(66,599)	(63,252)	(133,199)	(126,504)

Operating loss	(94,777)	(86,109)	(222,930)	(105,957)

Other expense

Interest expense	(90,353)	(79,401)	(176,829)	(155,062)

Total other expense	(90,353)	(79,401)	(176,829)	(155,062)

Net loss before income taxes	(185,130)	(165,510)	(399,759)	(261,019)

Income taxes	-	-	-	-

Net loss	$(185,130)	$(165,510)	$(399,759)	$(261,019)

Net basic and fully diluted loss per share	$(0.001)	$(0.001)	$(0.002)	$(0.002)

Weighted average shares outstanding - Basic	170,431,971	132,784,259	163,142,150	132,784,259

Weighted average shares outstanding - Diluted	191,653,021	149,012,629	183,778,737	146,495,024

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.
Consolidated Statements of Cash Flows
Unaudited

	For the Six Months
	Ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(399,759)	$(261,019)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities
Depreciation	133,199	126,504
Stock issued for services	139,595	53,771
Stock returned to treasury	(25)	-
Change in assets and liabilities
Decrease in prepaid expenses	695	2,634
(Increase) decrease in accounts receivable	2,704	(3,484)
(Increase) in inventory	(1,350)	-
Increase (decrease) in accounts payable	10,503	(7,024)
Increase in accrued interest	42,952	34,300
Increase in accrued expenses and other current liabilities	28,243	46,471
Increase (decrease) in prepaid rental income	(13,373)	12,265
Net cash provided by (used in) operating activities	(56,616)	4,418

Cash flows from investing activities
Purchase of fixed assets	-	(945)
Net cash used in investing activities	-	(945)

Cash flows from financing activities
Payments on mortgage payable	(98,092)	(73,991)
Payments on digital equipment financing payable	(44,328)	(49,520)
Payments on notes payable	-	(5,000)
Proceeds from notes payable related parties	137,988	104,684
Proceeds from sale of common stock	57,500	45,000
Net cash provided by financing activities	53,068	21,173

Net increase (decrease) in cash	(3,548)	24,646

Cash at beginning of period	6,316	14,267
Cash at end of period	$2,768	$38,913
Supplemental cash flow information
Cash paid for:
Interest	$133,877	$120,763
Non-cash transactions
Stock issued for services	$139,595	$53,771

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

The accompanying un-audited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2014, Annual Report on Form 10-K. Operating results for the six months ended June 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

NOTE 2. GOING CONCERN.

The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered recurring losses, negative working capital and is dependent upon raising capital to continue operations. The Company has incurred losses resulting in an accumulated deficit of $10,335,864 and $9,933,124 as of June 30, 2015 and December 31, 2014, respectively.

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

NOTE 3. STOCKHOLDERS’ EQUITY

During the six-month period ended June 30, 2015 the company issued an aggregate amount of 30,512,088 shares of common stock. The following is a listing of the common stock transactions.

12,153,358 shares of Common Stock were issued for $47,500 in cash, at $.00391 per share, for working capital.

3,000,000 shares of Common Stock were issued for $15,000, or $.005 per share, for consulting services.

2,500 shares of Common Stock were returned to treasury at $.01 per share.

738,280 shares of Common Stock were issued at $.02 per share, or $14,765 for consulting services.

1,000,000 shares of Common Stock were issued at $.01 per share in cash, or $10,000, for working capital.

8,122,950 shares of Common Stock were issued at $.01 per share, or $81,230, for consulting services.

5,500,000 shares of Common Stock were issued at $.0052 per share, or $28,600, for consulting services.

NOTE 4. SIGNIFICANT ACCOUNTING POLICIES

Capital Structure

In accordance with ASC 505, “Equity,” the Company’s capital structure is as follows:

Preferred Stock, authorized 10,000,000 shares of $.001 par value.   Class A issued and outstanding is 10,000. The Class A preferred shares have no voting rights. Class B issued and outstanding is 300,600 shares.  The Class B shares have voting rights of 10 votes for each Preferred B share.  There is no publicly traded market for our preferred shares.

Common Stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding 174,117,482 on June 30, 2015 and 143,605,394 on December 31, 2014. The common stock has one vote per share. The common stock is traded on the OTCBB under the symbol FLCR.

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

We have entered the “analysis” and “selection” phase of our M&A activities and will be announcing any major activities through PR newswire releases.  However, with recent rule changes we are now permitted to release news via our Announcements page on our web site:  www.fullCircleregistry.com.  Watch for updates on progress on our business model change on our web site.  These will also be broadcast via our email blasts to those stockholders who have registered their name and email address with the company.

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

FullCircle Entertainment, Inc.

In 2010 we established FullCircle Entertainment, Inc. (“FullCircle Entertainment”) for the purpose of acquiring movie theaters and other entertainment venues. We were initially considering the opportunity to purchase up to six theaters from one independent company.

On December 31, 2010, FullCircle Entertainment purchased Georgetown 14 Cinemas, a movie theater complex property at 3898 Lafayette Road, Indianapolis, Indiana 46224.

A summary of the Georgetown 14 acquisition follows:

•

The 8-acre property purchase price was $5.5 million.

•

The appraised value was $7.85 million, which included a lease for the theater to a third party operator.

•

Assumed mortgage was $5,047,841, with issuance of Company stock valued at $452,159.

•

24 employees.

In January 2012 we converted all of our screens to a digital format and installed 3D capability at a cost of $790,000, which we financed with a secured loan. The digital format offers a crisper view and allows the exhibition of 3D movies on three of our screens. Two of our theaters had been previously converted to digital prior to 2012.  We assumed the obligation to continue servicing those two older lease payments.

In June 2012 Republic Theaters vacated the operations and we began the management of the theater ourselves.  At that time we increased our activity to find a theater company to lease the theater.  Our original purchase intent was to have a positive cash flow investment with the property totally leased.

In 2012 we renegotiated the mortgage on the property, resulting in a reduction of ¾ percentage point in the interest rate. In March 2013 we again renegotiated the mortgage, resulting in a further reduction of ¼ percentage point. We are currently at a 4 ¾ interest rate on our mortgage.  Because of the poor movie revenues we have fallen behind in our mortgage payments with our bank. At this time the bank has assisted in changing to only interest payments for two months so that we have the time to acquire the necessary funding from LISC.

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

In 2013, we began a major upgrade to the Georgetown 14 Digital Cinemas, as well as providing new uniforms for our employees. Funding for these improvements has been difficult, but we have managed to begin the process with the assistance from major stockholders.  Our plans include new furniture in the lobby area, which will allow a place for our patrons to meet and enjoy our enhanced food and beverage menu, as well as enjoy our new WiFi hot spot in the lobby area of the theater.

We launched a gift card program as well as a Customer Rewards program.  Since its inception in January 2014 more than 500 patrons have enrolled in the Customer Rewards program.  This will allow us to identify the zip codes of our patrons, so that we can target specialized marketing materials and monitor our growth outside our immediate area.

We also added uniformed security from dusk to close on weekends, and increased our management compensation to be more commensurate with other local theaters.  We also improved our maintenance operations with a Maintenance Manager to improve the patron experience.   We moved our cleaning activity to our employees from an outside agency to improve our control and improve the theater cleanliness.

During 2015-2016 we plan, if financing is available, to improve our theater operations to allow us to offer:

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

•

Private party functions

•

Adult beverages and increase food selections with our menu

During 2014, nationwide theater revenues were down again compared to the preceding year, due principally to a series of poorly reviewed and disappointing movies that were released.  We experienced a decline in attendance, so our ticket sale revenues were below 2013 levels.

During the quarter ended June 30, 2015 we experienced further reduction in our attendance compared to the June quarter in 2014.  The quality of the movies during the quarter has been disappointing; however the industry as a whole is expecting some improved releases later in 2015.

In early 2014 we received a letter of intent for the purpose of leasing our Georgetown 14 Theater.  We negotiated and accepted reasonable terms of a lease and after six months the company terminated the LOI.  The prospective purchaser’s broker informed us that they were unable to obtain the funds necessary for their planned $2.7 million conversion into an “in theater dining” theater/restaurant.

We have been actively seeking a theater operating company to lease or purchase the property, and have been in active discussions with several operators.  However, the negative perception of the Indianapolis neighborhood in which the theater is located has hindered these discussions. We continue to be engaged in discussions with several theater companies.

The interest we received from other theater chains resulted from our CEO’s solicitation of 34 national theater companies beginning in 2012 with multiple emails and conversations with most of them. At this time we do not believe we can operate just one theater in a cost-efficient manner without a major business model correction.

New direction business model for Georgetown 14 Cinemas

In general, we do not receive the best first run movies anymore.  The cost of renting movies from Hollywood continues to increase. However, the quantity of major new releases each week has declined.

On the other hand, the casual restaurant business has been on the upswing in recent years, and consumer demand for restaurant meals has increased.

Because of these trends, we have been attempting to refinance the theater or acquire other funding to finance the conversion of the theater into an “In Theater Dining” experience and replace the stadium seating with recliner lounge seating.  As a result of changes in Hollywood’s direction and the popularity of Netflix and other movie aftermarket activity, the theater business model is changing, and many theater companies are converting to enhanced food and beverage services. In addition, many theaters are transforming their auditoriums to luxury reclining seating.    Fortunately, as of this date only two theaters in our marketplace have converted, so we believe that we need to move quickly to protect our investment.

We believe we have an ideal theater footprint for us to do a complete conversion, including a nice area for a lounge and a lobby large enough to install a destination area as well.  The plan would be to convert the smallest auditorium into a kitchen.   In our phase one plans we would convert four auditoriums into luxury recliner seating and begin serving an expanded menu and beverages.  In phase two more theaters would be converted as well.

Because of the increases in the restaurant business we believe that this trend will continue.  Economically, if a person and their spouse want to do a dinner and a movie it takes about four hours to do and if they have children the babysitting cost is very high.  Combining the theater and the restaurant reduces the time to about two hours and becomes more economically attractive.

Since October 2014 we have been working with agencies that are involved in economic development in the lower economic areas of Indianapolis.  We have had two meetings with representatives of the Mayor of Indianapolis, and a meeting with Mayor Ballard on July 28th. The Mayor’s office introduced us to LISC (Local Initiatives Support Corporation), which provides grants and financing for redevelopment of urban commercial properties, and. we are requesting a grant to provide the funding to convert the theater. Indianapolis is very interested in improving the Georgetown 14 area, and members of the city’s economic development staff are assisting us in our campaign.

The area has been economically damaged by the problems with the Lafayette Square Mall, adjacent to us, along with the recession. Currently, Lafayette Square Mall is less than 50% occupied. LISC is interested in helping the area to improve the business climate and begin a recovery.  Another mall area, Lafayette Shoppes, which is adjacent to our property, has also experienced a decline in tenants. Currently that center is only approximately 50% occupied.

Among other activities, we have been engaged in a property tax appeal since May 2012 and in late August we are presenting to the Tax Review Board of Marion County for the purpose of evaluation of our historical assessments and taxes on the theater property. We believe that we have been overcharged since 2011 compared to other business valuations and taxes in our area.

After we can resolve our appraisal differences with Marion County, then LISC can move forward with evaluating our proposal.  All of the required information, financial history and pro formas, along with details of the three phases of our plan, has been submitted to LISC.

If we receive a favorable response from LISC it is our goal that LISC would come in and provide the funding for the theater conversion and upgrade.  We are requesting a grant sufficient to complete the conversion.  Our pro forma with the conversion is estimated to take our FullCircle Entertainment revenues to the $2.7 to $3.0 million level in the first year after conversion, which is double our current revenue.  Performances of other existing theaters that have made this conversion have had even greater percentages increases. However, we cannot be assured that we will receive any grant or funding from LISC

No assurances can be made at this time as to the success of our plan to acquire the funding and lease or sell the property.

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

If the theater lease in 2014 had been consummated then we would have been able to proceed with our FullCircle Medical Supplies, Inc. plans.  We have a number of interested DME owners that are interested in our plans and if our theater issues are resolved we should be able to once again begin those merger activities.

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

•

Increased selection of products

•

Operational synergies between all stores

•

Improved margins and profitability

We are continuing to communicate with these DME candidates.

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

We are engaged in several acquisition negotiations and expect to execute purchase agreements as soon as our theater plans are working and our stock price returns to respectable levels.

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

FullCircle Insurance Agency, Inc.

The FullCircle Insurance Agency, Inc. was founded in August 2008, but is currently inactive.  In the past few years the insurance industry has experienced difficulties flowing from the financial problems of AIG and other major industry players, and the enactment of the Affordable Care Act has produced significant uncertainty in the healthcare insurance field.  Until these matters are stabilized, we have placed operations of this company on hold.   We believe that this industry will thrive once the Affordable Care Act is fully implemented, improved, and finalized. Increased agency knowledge and professionalism will be necessary to help businesses and individuals understand the new laws.   We believe there are opportunities to “roll up” several independent local agencies into regional agencies, for economies of scale in providing these professional services.

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

Competition

Movie Theater Entertainment:

The motion picture exhibition industry is fragmented and highly competitive. Our theaters compete against regional and independent operators as well as the larger theatre circuit operators.  The major movie theater companies have very strong marketing clout.

One of our advantages is that we have a radius of 7.5 miles without a competitive theater.  In a five-mile radius we have an estimated 240,000 wall-to-wall people available taken from the 2010 census.  No other theater location in Indianapolis has the exclusive large market area that we hold.

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

In addition to competition with other motion picture exhibitors, our theaters face competition from a number of alternative motion picture exhibition delivery systems, such as cable television, satellite and pay-per-view services and home video systems. The expansion of such delivery systems could have a material adverse effect upon our business and results of operations. We also compete for the public’s leisure time and disposable income with all forms of entertainment, including sporting events, concerts, live theaters and restaurants.

The movie theater industry is dependent upon the timely release of first run movies.  Ticket sales and concession sales are influenced by the availability of top producing movies.  At times, our revenues are impacted by the shortage of first run movies.  During the year we have experienced “slow” releases from the movie companies.

Durable Medical Equipment  (DME):

The durable medical equipment supply business is highly fragmented, consisting mainly of local pharmacies, small pharmacy chains, and local distributors and retail outlets. As a result, the business is not overly price competitive, and prices are generally comparable market to market and state to state.  Pricing is predominantly controlled by insurance companies and by Medicare / Medicaid reimbursement policies.  Revenue improvement depends on additional services and Internet marketing.  According to Forbes Magazine, in 2012 the medical supply business was the second most profitable of the top 20 small businesses in the United States.

Successful medical supply businesses are profitable because the founders or managers devote their attention to customer service and inventory management, to ensure quick delivery to their patrons.  We plan to maintain this performance in the businesses we acquire with a statewide distribution system.

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

Employees

FullCircle Registry, Inc., and its subsidiaries have employee levels generally ranging between 20 to 30 employees/officers depending on seasonal needs.   We have never experienced employment-related work stoppages and focus on good relations with our personnel and are continuing to attract stronger talent.

Results of Operations for the Three-Month and Six-Month Periods Ended June 30, 2015 and 2014.

Revenues during the three months ended June 30, 2015 were $314,470 with a cost of sales of $114,319, yielding a gross profit of $200,151 or 63.6%. This compares to $396,029 in revenues for the same period in 2014, with a cost of sales of $153,908, yielding a gross profit of $242,121 or 61.1%.  Revenues during the six months ended June 30, 2015 were $630,549, with a cost of sales of $223,117, yielding a gross profit of $407,432 or 64.6%. This compares with $782,172 in revenues for the same period in 2014, with cost of sales of $303,871, yielding a gross profit of $478,301 or 61.2%.

Selling, general, and administrative expenses during the current three-month period ended June 30, 2015 were $228,329, resulting in a loss before depreciation of $28,178, compared to selling, general and administrative expenses during the three month period ended June 30, 2014 of $264,978, resulting in operating loss before depreciation of $22,857.

Selling, general, and administrative expenses during the six-month period ended June 30, 2015 were $497,163, resulting in a loss before depreciation of $89,731, compared to selling, general and administrative expenses during the six-month period ended June 30, 2014 of $457,754, resulting in income before depreciation of $20,547.

Operating expenses for the six-month period have increased because of the improvements of the theater and increased employee hours to upgrade our security, maintenance and cleaning expenses in an attempt to improve our image.

Depreciation expense totaled $66,599, resulting an operating loss of $94,777, in the three-month period ended June 30, 2015. Depreciation expense in the same period in 2014 was $63,252, resulting in an operating loss of $86.109.  Depreciation expense during the six-month period ended June 30, 2015 was $133,199, resulting an operating loss of $222,930. Depreciation expense in the same period in 2014 was $126,504, resulting in an operating loss of $105,957.

Interest expense for the three months ended June 30, 2015 was $90,353, producing a net loss for the period of $185,130 compared to interest expense of $79,401, resulting in a net loss of $165,510 during the same period in 2014.  Interest expense during the six months ended June 30, 2015 was $176,829, producing a net loss for the period of $399,759 compared to interest expense of $155,062, resulting in a net loss of $261,019 during the same period in 2014.

Outside the direct theater operation expenses of FullCircle Entertainment, Inc., our depreciation, interest, SEC compliance cost for auditors, accountants and attorneys continue to be the major part of our expenses.

The industry revenues are contracting for those theaters that have not converted to luxury seating, and enhanced food and beverage after the first run dates, to the public through Netflix and other offerings has also had an impact on national theater revenues.

Liquidity and Capital Resources

At June 30, 2015 the Company had total assets of $5,574,760 compared to $5,713,556 on December 31, 2014. The Company had total assets consisting of $2,768 in cash, $3,933 in inventory, $25,880 in accounts receivable, $263 in prepaid expenses, $10,870 in utility deposits, $5,531,046 of net fixed assets in Georgetown 14, which includes accumulated depreciation of $1,032,231. Total assets at December 31, 2014 consisted of $6,316 in cash, $2,583 in inventory, $28,584 accounts receivable, $10,870 in utility deposits, $958 offerings.  In addition, we have been receiving lower rated movies in recent years.  The increase of the availability of movies faster, prepaid expenses, $5,664,245 of net fixed assets in Georgetown 14, which includes accumulated depreciation of $899,032.

At June 30, 2015 the Company had $6,394,317 in total liabilities.   Total liabilities include $90,500 in accounts payable, $9,170 in accrued expenses, $183,276 in accrued interest, $30,110 in preferred dividends payable, $30,000 in notes payable, $974,299 notes payable-related party, $330,564 current portion of long-term debt, $291,241 accrued property taxes, $291,008 digital equipment note and $4,164,149 mortgage payable.

Total liabilities at December 31, 2014 were $6,327,444, which was comprised of $79,997 in accounts payable, $13,373 in deferred income, $5,543 accrued expenses, $140,324 accrued interest, $27,128 in preferred dividends payable, $30,000 in notes payable, $836,311 note payable related party, current portion of long term debt $312,593, accrued property tax of $266,627, digital equipment note $348,087 and $4,267,461 mortgage payable.

Net cash used by operating activities for the six months ended June 30, 2015 was $56,616 compared to net cash provided by operating activities for the six months ended June 30, 2014 of $4,418. During the six months ended June 30, 2015, $0 was used on investing activities, and $53,068 was provided by financing activities. For the same period in 2014, $945 was used in investing activities and $21,173 was provided by financing activities.

As of June 30, 2015 we had capital commitments of a mortgage and the digital equipment loan for $4,785,271for Georgetown 14 Theater. We are behind in our mortgage payments and the bank has allowed us to make interest payments only for the next two months.  We have no knowledge that the bank will call the debt.  We are focused on increasing revenues from our operations and reducing debt through converting notes payable to common stock. We may also seek funding from securities purchases or from lenders offering favorable terms. No assurance can be given that we will be able to obtain the total capital necessary to fund our new business plans. In such an event, this may have a materially adverse effect on our business, operating results and financial condition.

If the Company is unable to resolve its excessive tax issues, (Marion County of Indiana Treasurer’s Office) could require the property to be liquidated in a tax sale in October.  Management believes such a tax sale is unlikely as the Company continues to negotiate a lower tax rate that would be in line with neighboring facilities with similar commercial operations.  The Company anticipates a meeting later this month with the (PTABOA of Marion County, Indiana) Tax Review Board in which Management expects the outcome of this meeting to result in a material change to its property tax liability going forward.

We require additional capital to supplement our anticipated revenues and fund our continuing operations and theater conversion. We have relied upon advances from directors, officers and shareholders and we have issued stock to finance our operations to this point.

FullCircle currently owes $30,000 in notes payable and $974,299 notes payable to related parties. Our auditors have expressed concern that the Company has experienced losses from operations and negative cash flows from operations since inception. We have negative working capital and a capital deficiency at June 30, 2015. As of June 30, 2015 the stockholders deficit is $819,557 compared to a deficit of $613,888 on December 31, 2014.  These conditions raise substantial doubt about our ability to continue as a going concern.

Factors That May Impact Future Results

At the time of this report, we had insufficient cash reserves and receivables necessary to meet forecast operating requirements for FullCircle Registry, Inc.

The current expansion of the Company’s business demands that significant financial resources be raised to fund capital expenditures, working capital needs, and debt service.  Current cash balances and the realization of accounts receivable will not be sufficient to fund the Company’s current business plan for the next twelve months. Consequently, the Company is currently seeking funds to provide the necessary capital to meet the Company’s expansion needs. Management continues to negotiate with existing shareholders, financial institutions, new investors, economic development organizations, and other accredited investors in order to obtain working capital necessary to meet current and future obligations and commitments.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the six months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no pending legal proceedings.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six-month period ended June 30, 2015 the company issued an aggregate amount of 13,664,200 unregistered shares of common stock.

The following is a listing of the unregistered common stock transactions.

3,000,000 shares of Common Stock were issued for $15,000, or $.005 per share, for consulting services.

2,500 shares of restricted Common Stock were returned to treasury at $.01 or $25.00.

1,000,000 shares of Common Stock were issued at $.01 per share for cash, or $10,000, for working capital.

6,166,700 shares of Common Stock were issued at $.01 per share, or $61,667, for consulting services.

3,500,000 shares of Common Stock were issued at $.0052 per share or $18,200, for consulting services.

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

Date: August 19, 2015

/s/ Norman L. Frohreich

Norman L. Frohreich

President

Chief Executive Officer

Chief Financial Officer