Form 10-Q
period 2015-09-30
FULLCIRCLE REGISTRY INC
filed 2015-11-20
CIK 1127993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes      . No  X .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 179,621,950 Class A common shares as of November 12, 2015.

FORM 10-Q

FULLCIRCLE REGISTRY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

FullCircle Registry, Inc.
Consolidated Balance Sheets
ASSETS
	September 30,	December 31,
	2015	2014
	Unaudited	Audited
Current Assets
Cash	$6,885	$6,316
Inventory	4,159	2,583
Accounts receivable, net	22,844	28,584
Prepaid expenses	264	958
Total Current Assets	34,152	38,441
Fixed Assets
Property and equipment	6,563,277	6,563,277
Accumulated depreciation	(1,098,830)	(899,032)
Total Fixed Assets	5,464,447	5,664,245
Other Assets	10,870	10,870
TOTAL ASSETS	$5,509,469	$5,713,556

LIABILITIES & STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Current portion of long term debt	$243,865	$312,593
Accounts payable	77,710	79,997
Deferred rental income	13,373	13,373
Accrued property taxes	107,809	266,627
Other accrued expenses	8,326	5,543
Preferred dividends payable	31,625	27,128
Note payable related parties	1,028,563	836,311
Note payable	30,000	30,000
Accrued interest	207,733	140,324
Total Current Liabilities	1,749,004	1,711,896
Long Term Liabilities
Equipment note payable, less current portion	272,899	348,087
Mortgage note payable, less current portion	4,234,533	4,267,461
Total Long Term Liabilities	4,507,432	4,615,548
Total Liabilities	6,256,436	6,327,444
Stockholders' Deficit
Preferred stock, authorized 10,000,000 shares of $.001 par value
Preferred A, issued and outstanding is 10,000	10	10
Preferred B, issued and outstanding is 300,600	300	300
Common stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding shares of 179,621,950 and 143,605,394 shares, respectively	179,622	143,606
Additional paid-in-capital	9,363,897	9,175,320
Accumulated deficit	(10,290,796)	(9,933,124)
Total Stockholders' Deficit	(746,967)	(613,888)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$5,509,469	$5,713,556

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014

Revenues	$287,858	$401,023	$918,407	$1,168,196

Cost of sales	80,159	154,285	303,276	458,157

Gross profit	207,699	246,738	615,131	710,039

Operating expenses

Selling, general & administrative	3,981	266,249	501,144	709,002

Total operating expenses	3,981	266,249	501,144	709,002

Income (loss) before depreciation and amortization	203,718	(19,511)	113,987	1,037

Depreciation and Amortization

Depreciation expense	(66,599)	(63,252)	(199,798)	(189,756)

Operating income (loss)	137,119	(82,763)	(85,811)	(188,719)

Other expense

Interest expense	(90,535)	(82,010)	(267,364)	(237,073)

Total other expense	(90,535)	(82,010)	(267,364)	(237,073)

Income (loss) before income taxes	46,584	(164,773)	(353,175)	(425,792)

Income taxes	-	-	-	-

Net income (loss)	$46,584	$(164,773)	$(353,175)	$(425,792)

Net basic and fully diluted income (loss) per share	$0.000	$(0.001)	$(0.002)	$(0.003)

Weighted average shares outstanding - Basic	174,117,482	136,750,030	166,840,797	134,120,709

Weighted average shares outstanding - Diluted	195,838,857	156,004,489	187,842,954	151,531,442

The accompanying notes are an integral part of these financial statements

FullCircle Registry, Inc.
Consolidated Statements of Cash Flows
Unaudited

	For the Nine Months
	Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(353,175)	$(425,792)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities
Depreciation	199,798	189,756
Stock issued for services	162,117	75,701
Stock returned to treasury	(25)	-
Change in assets and liabilities
Decrease in prepaid expenses	694	3,736
Decrease in accounts receivable	5,740	2,874
Increase in inventory	(1,576)	-
Decrease in accounts payable	(2,286)	(6,424)
Increase in accrued interest	67,409	46,606
Increase (decrease) in accrued expenses and other current liabilities	(156,035)	100,967
Net cash provided by (used in) operating activities	(77,339)	(12,576)

Cash flows from investing activities
Purchase of fixed assets	-	(945)
Net cash used in investing activities	-	(945)

Cash flows from financing activities
Payments on mortgage payable	(98,092)	(119,949)
Payments on digital equipment financing payable	(78,752)	(74,786)
Payments on notes payable	-	(5,000)
Proceeds from notes payable related parties	192,252	173,803
Proceeds from sale of common stock	62,500	45,000
Net cash provided by financing activities	77,908	19,068

Net increase in cash	569	5,547

Cash at beginning of period	6,316	14,267
Cash at end of period	$6,885	$19,814
Supplemental cash flow information
Cash paid for:
Interest	$199,955	$190,467
Non-cash transactions
Stock issued for services	$162,117	$75,701

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

The accompanying un-audited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2014, Annual Report on Form 10-K. Operating results for the nine months ended September 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

NOTE 2. GOING CONCERN.

The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered recurring losses, negative working capital and is dependent upon raising capital to continue operations. The Company has incurred losses resulting in an accumulated deficit of $10,290,796 and $9,933,124 as of September 30, 2015 and December 31, 2014, respectively.

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

NOTE 3. STOCKHOLDERS’ EQUITY

During the nine-month period ended September 30, 2015 the Company issued an aggregate amount of 36,016,556 shares of common stock.  The following is a listing of the common stock transactions.

12,153,358 shares of Common Stock were issued for $47,500 in cash, at $.00391 per share, for working capital.

7,504,468 shares of Common Stock were issued for $37,522, or $.005 per share, for consulting services.

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

1,000,000 shares of Common Stock were issued at $.005 per share or $5,000.00, for working capital

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

Common Stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding 179,621,950 on September 30, 2015 and 143,605,394 on December 31, 2014. The common stock has one vote per share. The common stock is traded on the OTCBB under the symbol FLCR.

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

New Business plan and new direction

In recent years we have established four operating subsidiaries.   In addition to the parent company, FullCircle Registry, Inc., we have added companies in the following business sectors: distribution of medical supplies, entertainment, insurance agency and prescription assistance services. In 2010 we purchased our first property, in Indianapolis, Indiana, that contains the Georgetown 14 Digital Cinemas.  Revenues for 2011, 2012, 2013, 2014 and 2015 were predominantly from the movie theater operations. Our medical supplies distribution company, FullCircle Medical Supplies, Inc., plans to commence operations in 2016 when funding is available. FullCircle Insurance Agency, Inc. and FullCircle Prescriptions, Inc. are currently inactive, pending national economic improvements and changes in the healthcare sector.

Funding for acquisitions, theater improvements and operating capital

On January 3rd, 2015 we issued a put for $100,000 to Kodiak Capital under our Stock Purchase Agreement with that firm.  During the subsequent five-day pricing period our stock dropped from $.0465 to $.0035.  Consequently the put price of our shares was lowered to $.00391, which provided only $47,500 in funding.

Based on this difficult situation with the market price of our stock, and the effect of possible short selling activity, we have refrained from further action regarding any additional funding requests from Kodiak Capital. We engaged a PR company for the purpose of distributing information about our company with a goal to improve the market value of our stock.  Unfortunately, we received no activity from them and our agreement was terminated.

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

In 2012 we renegotiated the mortgage on the property, resulting in a reduction of ¾ percentage point in the interest rate. In March 2013 we again renegotiated the mortgage, resulting in a further reduction of ¼ percentage point.   We are currently at a 4 ¾ interest rate on our mortgage.  Because of the poor movie revenues, we fell behind in our mortgage payments with our bank.  In June, the bank assisted in changing to interest-only payments for six months to allow us time to finalize funding from our grant application with LISC.

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

•

Private party functions

•

Adult beverages and increase food selections with our menu

In 2015, nationwide theater revenues were down again compared to the preceding year, due principally to a series of poorly reviewed and disappointing movies that were released.  We experienced a decline in attendance, so our ticket sale revenues are below 2014 levels.

During the quarter ended September 30, 2015 we experienced further reduction in our attendance compared to the September quarter in 2014.  The quality of the movies during the quarter has been disappointing; however the industry as a whole is expecting some improved releases in November and December this year.

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

Since October 2014 we have been working with agencies that are involved in economic development in the lower economic areas of Indianapolis.  We have had two meetings with representatives of the Mayor of Indianapolis, and a meeting with Mayor Ballard on July 28th. The Mayor’s office introduced us to Local Initiatives Support Corporation (“LISC”), which provides grants and financing for redevelopment of urban commercial properties and we are requesting a grant to provide the funding to convert the theater. Indianapolis has expressed interest in improving the Georgetown 14 area, and members of the city’s economic development staff are assisting us in our campaign.  Our applications for the conversion grant and the refinancing of the property have been submitted.

The area has been economically damaged by the problems with the Lafayette Square Mall, adjacent to us, along with the recession. Currently, Lafayette Square Mall is less than 50% occupied. LISC is interested in helping the area to improve the business climate and begin a recovery.  Another mall area, Lafayette Shoppes, which is adjacent to our property, has also experienced a decline in tenants. Currently that center’s shops are only approximately 50% occupied.

Among other activities, we have been engaged in a property tax appeal since May 2012 to correct our valuations, back to 2011.  In late August we made a presentation to the Tax Review Board of Marion County for the purpose of evaluation of our historical assessments and taxes on the theater property.  We won this appeal and consequently, we have received credits of $190,000 dating back to the assessments in 2011.  We have engaged in a payment plan to clear the remaining property tax balance in monthly payments of $4,010 through June of 2016.  We are still in the process of appealing the 2014 and 2015 assessments.

Since we have resolved the valuation and tax issues, we became cleared to submit our LISC application.  All of the required information, financial history and pro formas, along with details of the five phases of our plan, have been submitted to LISC.

If we receive a favorable response from LISC, it is our goal that LISC would provide the funding for the theater conversion and upgrade.  We are requesting a grant sufficient to complete the conversion.  Our pro forma with the conversion is estimated to take our FullCircle Entertainment revenues to the $2.7 to $3.0 million level in the first year after conversion, which is approximately double our current revenue.  Performances of other existing theaters that have made this conversion have had even greater percentages increases. However, we cannot be assured that we will receive any grant or funding from LISC

No assurances can be made at this time as to the success of our plan to acquire the funding and lease or sell the property.

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

If the theater lease in 2014 had been consummated then we would have been able to proceed with our FullCircle Medical Supplies, Inc. plans.  We have a number of interested DME owners that are interested in our plans and if our theater issues are resolved we should be able to once again begin those merger activities.  At such time as the theater operational and financing issues are resolved, we plan to again proceed with the proposed acquisition of DME businesses in Louisiana.

This plan is to acquire or establish DME businesses throughout the state of Louisiana with up to twelve DME locations, utilizing centralized warehousing, billing, and purchasing, and to provide all related DME services in each location.

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

We have been engaged in several acquisition negotiations and expect to execute purchase agreements as soon as our theater plans are working and our stock price returns to respectable levels.

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

Durable Medical Equipment (DME):

The durable medical equipment supply business is highly fragmented, consisting mainly of local pharmacies, small pharmacy chains, and local distributors and retail outlets. As a result, the business is not overly price competitive, and prices are generally comparable market to market and state to state.  Pricing is predominantly controlled by insurance companies and by Medicare / Medicaid reimbursement policies.  Revenue improvement depends on additional services and Internet marketing.  According to Forbes Magazine, in 2012 the medical supply business was the second most profitable of the top 20 small businesses in the United States. Since this time the Medicare and other insurance programs have been reducing the compensation for the DME services and products. Many DME businesses have become unprofitable and are closing.  We believe that the rollup of these businesses is the only solution to this loss in revenue.

Successful medical supply businesses often are profitable because the founders or managers devote their attention to customer service and inventory management, to ensure quick delivery to their patrons.  We plan to maintain this performance in the businesses we acquire with a statewide distribution system, but to reduce expenses and overheads with centralized purchasing, billings, and inventory.

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

Employees

FullCircle Registry, Inc., and its subsidiaries have employee levels generally ranging between 22 to 35 employees/officers depending on seasonal needs.   We have never experienced employment-related work stoppages and focus on good relations with our personnel and are continuing to attract stronger talent.

Results of Operations for the Three-Month and Nine-Month Periods Ended September 30, 2015 and 2014.

Revenues during the three months ended September 30, 2015 were $287,858 with a cost of sales of $80,159, yielding a gross profit of $207,699 or 72.2%. This compares to $401,023 in revenues for the same period in 2014, with a cost of sales of $154,285, yielding a gross profit of $246,738 or 61.5%.  Revenues during the nine months ended September 30, 2015 were $918,407, with a cost of sales of $303,276, yielding a gross profit of $615,131 or 67.0%. This compares with $1,168,196 in revenues for the same period in 2014, with cost of sales of $458,157, yielding a gross profit of $710,039 or 60.8%.

Selling, general, and administrative expenses during the three-month period ended September 30, 2015 were $3,981, resulting in a profit before depreciation of $203,718, compared to selling, general and administrative expenses during the three month period ended September 30, 2014 of $266,249, resulting in operating loss before depreciation of $19,511.

During the quarter ended September 30, 2015 we had a major shift in our selling, general and administrative expenses due to the large credits received on our accrued property taxes as a result of successfully appealing our assessment with the Tax Review Board of Marion County.

Selling, general, and administrative expenses during the nine-month period ended September 30, 2015 were $501,144, resulting in a profit before depreciation of $113,987, compared to selling, general and administrative expenses during the nine-month period ended September 30, 2014 of $709,002, resulting in income before depreciation of $1,037.

Operating expenses for the nine-month period have decreased because of the accrued property tax adjustments of our property in Indianapolis.

Depreciation expense totaled $66,599, resulting in operating income of $137,119, in the three-month period ended September 30, 2015.   Depreciation expense in the same period in 2014 was $63,252, resulting in an operating loss of $82,763.  Depreciation expense during the nine-month period ended September 30, 2015 was $199,798, resulting in an operating loss of $85,811. Depreciation expense in the same period in 2014 was $189,756, resulting in an operating loss of $188,719.

Interest expense for the three months ended September 30, 2015 was $90,535, producing a net profit for the period of $46,584 compared to interest expense of $82,010, resulting in a net loss of $164,773 during the same period in 2014.  Interest expense during the nine months ended September 30, 2015 was $267,364, producing a net loss for the period of $353,175 compared to interest expense of $237,073, resulting in a net loss of $425,792 during the same period in 2014.

Aside from the direct theater operation expenses of FullCircle Entertainment, Inc., our depreciation, interest, SEC compliance cost for auditors, accountants and attorneys continue to be the major part of our expenses.

Industry revenues are contracting for those theaters that have not converted to luxury seating, and enhanced food and beverage. Faster releases after the first run dates, to the public through Netflix and other offerings, have also had an impact on national theater revenues.

Liquidity and Capital Resources

At September 30, 2015 the Company had total assets of $5,509,469 compared to $5,713,556 on December 31, 2014. The Company had total assets consisting of $6,885 in cash, $4,159 in inventory, $22,844 in accounts receivable, $264 in prepaid expenses, $10,870 in utility deposits, $5,464,447 of net fixed assets in Georgetown 14, which includes accumulated depreciation of $1,098,830.

Total assets at December 31, 2014 consisted of $6,316 in cash, $2,583 in inventory, $28,584 accounts receivable, $10,870 in utility deposits, $958 prepaid expenses, $5,664,245 of net fixed assets in Georgetown 14, which includes accumulated depreciation of $899,032.

At September 30, 2015 the Company had $6,256,436 in total liabilities.   Total liabilities include $77,710 in accounts payable, $13,373 in deferred income, $8,326 in accrued expenses, $207,733 in accrued interest, $31,625 in preferred dividends payable, $30,000 in notes payable, $1,028,563 notes payable-related party, $243,865 current portion of long-term debt, $107,809 accrued property taxes, $272,899 digital equipment note and $4,234,533 mortgage payable.

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

Net cash used by operating activities for the nine months ended September 30, 2015 was $77,339 compared to net cash used by operating activities for the nine months ended September 30, 2014 of $12,576. During the nine months ended September 30, 2015, $0 was used on investing activities, and $77,908 was provided by financing activities. For the same period in 2014, $945 was used in investing activities and $19,068 was provided by financing activities.

As of September 30, 2015 we had capital commitments of a mortgage and the digital equipment loan for $4,571,297 for Georgetown 14 Theater. Due to the Company’s operating difficulties, the Company negotiated a change in terms agreement with the Company’s bank, which as a result of the agreement allowed us to make interest only payments monthly from June 2015 through November 2015. The monthly payment is scheduled to revert to the original principal plus interest payment on December 15, 2015.  We have no knowledge that the bank will call the debt.  We are focused on increasing revenues from our operations and reducing debt through converting notes payable to common stock. We may also seek funding from securities purchases or from lenders offering favorable terms. No assurance can be given that we will be able to obtain the total capital necessary to fund our new business plans. In such an event, this may have a materially adverse effect on our business, operating results and financial condition.

We require additional capital to supplement our anticipated revenues and fund our continuing operations and theater conversion. We have relied upon advances from directors, officers and shareholders and we have issued stock to finance our operations to this point.

FullCircle currently owes $30,000 in notes payable and $1,028,563 notes payable to related parties. Our auditors have expressed concern that the Company has experienced losses from operations and negative cash flows from operations since inception. We have negative working capital and a capital deficiency at September 30, 2015. As of September 30, 2015 the stockholders deficit is $746,967 compared to a deficit of $613,888 on December 31, 2014.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

Management is optimistic that these efforts will produce financing to further the growth of the Company. Nevertheless, there can be no assurance that the Company will be able to raise additional capital on satisfactory terms or at all.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the nine months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no pending legal proceedings.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine-month period ended September 30, 2015 the company issued an aggregate amount of 19,168,668 unregistered shares of common stock.

The following is a listing of the unregistered common stock transactions.

7,504,468 shares of Common Stock were issued for $37,522, or $.005 per share, for consulting services.

2,500 shares of restricted Common Stock were returned to treasury at $.01 or $25.00.

1,000,000 shares of Common Stock were issued at $.01 per share for cash, or $10,000, for working capital.

6,166,700 shares of Common Stock were issued at $.01 per share, or $61,667, for consulting services.

3,500,000 shares of Common Stock were issued at $.0052 per share or $18,200, for consulting services.

1,000,000 shares of Common Stock were issued at $.005 per share or $5,000, for working capital.

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

Date: November 20, 2015

/s/ Norman L. Frohreich

Norman L. Frohreich

President

Chief Executive Officer

Chief Financial Officer