Form 10-K
period 2015-12-31
FULLCIRCLE REGISTRY INC
filed 2016-04-14
CIK 1127993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

  X .Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

Yes      . No  X .

The aggregate market value of the voting stock of the registrant held by non-affiliates (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the registrant’s common stock) of the registrant as of June 30, 2015 was approximately $561,141 for 98,445,809 shares at $.0057 per share.

The number of shares outstanding of the issuer's Common Stock, as of December 31, 2015 was 185,754,300

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

New Business plan and new direction

We have established four subsidiaries.   In addition to the parent company, FullCircle Registry, Inc., we have added companies in the following business sectors: distribution of medical supplies, entertainment, insurance agency and prescription assistance services.   In 2010 we purchased our first property, in Indianapolis, Indiana, that contains the Georgetown 14 Digital Cinemas.  Revenues for 2011, 2012, 2013, 2014 and 2015 were predominantly from the movie theater operations. Our medical supplies distribution company, FullCircle Medical Supplies, Inc., plans to commence operations in 2016 when funding is available.  FullCircle Insurance Agency, Inc. and FullCircle Prescriptions, Inc. are currently inactive, pending national economic improvements and changes in the healthcare sector.

Funding for acquisitions, theater improvements and operating capital

On January 3rd, 2015 we issued a put for $100,000 to Kodiak Capital under our Stock Purchase Agreement with that firm.  During the subsequent five-day pricing period our stock dropped from $.0465 to $.0035.  Consequently the put price of our shares was lowered to $.00391, which provided only $47,500 in funding.

Based on this difficult situation with the market price of our stock, and the effect of possible short selling activity, we have refrained from further action regarding any additional funding requests from Kodiak Capital. Our arrangement with Kodiak Capital expired on June 30, 2015.

In July 2015 we entered into discussions with Local Initiatives Support Corporation (“LISC”) for the purpose of receiving funding assistance for the business model change of our theater in Indianapolis.  Additional information regarding those activities is reported under “New direction business model for Georgetown 14 Cinemas,” below.

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

In 2012 we renegotiated the mortgage on the property, resulting in a reduction of 3/4 percentage point in the interest rate. In March 2013 we again renegotiated the mortgage, resulting in a further reduction of 1/4 percentage point. Our mortgage currently is currently at a 4 ¾ % interest rate.  Due to the decline in movie revenues and related decline in operating cash flows, in 2015 it was difficult for us to maintain the current level of principal and interest payments.  On July 31, 2015, we entered into a change in terms agreement with our lender whereby our lender agreed to modify our payment schedule from a monthly fixed principal and interest payment in the amount of $34,435 to interest only payments beginning with payment due date of June 15, 2015 thru November 15, 2015.  The normal payment of principal and interest of $34,435 was to resume on December 15, 2015.  Due to the continued poor movie revenues, we are currently delinquent in our mortgage payments, as payments of interest only have been made in December 2015 and the January and February months subsequent to year-end.  In late 2015, the mortgage on our property was transferred to another lender, and we are in negotiations with our new lender to further revise our payment schedule so as to allow us to be in compliance with the payment provisions and avoid being delinquent on our loan obligation.

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

In 2013, we began an upgrade to the Georgetown 14 Digital Cinemas, with more signage and a planned remodel of our concession and lobby areas, as well as new employee uniforms. Funding for these improvements has been difficult, but we have managed to begin the process with the assistance from major stockholders.  We plan to install new furniture, which will allow a place for our patrons to meet and enjoy our enhanced concession menu, as well as enjoy our new WiFi hot spots throughout the theater.  The progress has been slower than expected because of the shortage of stronger movies in for the last three years.

We launched a gift card program as well as a Customer Rewards program.  Since its inception in January 2014 more than 500 patrons have enrolled in the Customer Rewards program.  This will allow us to identify the zip codes of our patrons, so that we can target specialized marketing materials and monitor our growth outside our immediate area.

We also added uniformed security from dusk to close on weekends, and increased our management compensation to be more commensurate with other local theaters.  We hired a maintenance manager to maintain the theater and to improve the patron experience.

If we are able to procure additional financing, we plan to improve our theater operations to allow us to offer:

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

The majority of our revenues come from the sale of movie tickets and concessions. For the year ended December 31, 2015, box office admissions and concession sales were 84% of total revenues. We license our movies from distributors generally owned by the major studios.  In 2015 our film rental expense constituted 58% of our ticket sales, leaving only 42% for overhead and operating expenses.

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

Typically, movie studios release films with the highest expected revenues during the summer and the holiday period between Thanksgiving and Christmas, causing seasonal fluctuations in revenues.  Our slow season is January through March, usually because of weather, and the period August through October.

We believe that it is important to build patron loyalty through enhancing the benefits received by attending our theatre. We are finalizing our loyalty program where members earn points based on admissions and concessions purchases. Upon achieving designated point thresholds, members are eligible for specified awards, such as admission tickets, concession items and theater logo shirts and hats.

We obtain licenses to exhibit films by using a booking agent to negotiate directly with film distributors. Prior to negotiating for a film license, the booking agent evaluates the prospects for upcoming films, applying criteria such as cast, director, plot, and performance of similar films, estimated film rental costs and expected revenues, as well  as the demographics of our market area. Because we only license a portion of newly released first-run films, our success in licensing depends greatly upon the availability of commercially popular motion pictures, and the preferences of patrons in our market and insight into trends in those preferences.

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

In 2014 and 2015 we have invested over $200,000 in upgrades to the building in Indianapolis.  More work is necessary but we believe that the facility is in better condition than during recent years.  Most of the funding for our upgrade work is being supplied by our largest shareholders with 15% notes.

New direction business model for Georgetown 14 Cinemas

The cost of renting movies from studios and filmmakers continues to increase. In addition, the quantity of major new releases each week has declined. In general, we do not receive the best first run movies anymore.

On the other hand, the casual restaurant business has been on the upswing in recent years, and consumer demand for restaurant meals has increased.

Because of these trends, we have been attempting to refinance the theater or acquire other funding to finance the conversion of the theater into an “In-Theater Dining” experience and replace the stadium seating with recliner lounge seating.  As a result of changes in Hollywood’s direction and the popularity of Netflix and other movie aftermarket activity, the theater business model is changing, and many theater companies are starting to convert to enhanced food and beverage services. In addition, many theaters are transforming their auditoriums to luxury reclining seating.    Fortunately, as of this date only two theaters in our marketplace have converted. Studio Movie Grill converted a facility 10 miles from us to full in-dining services and Circle Center has converted to just luxury recliners.  We believe that we need to move quickly to protect our investment.

We believe we have an ideal theater footprint for us to do a complete conversion, including a nice area for a lounge and a lobby large enough to install a food or beverage destination area as well.  The plan would be to convert the smallest auditorium into a kitchen.  In our phase one plans we would convert four auditoriums into luxury recliner seating and begin serving an expanded menu and beverages.  In phase two more theaters would be converted as well.

Because of the improved performance in the casual restaurant sector in past years, we believe that this trend will continue. Economically, if a person and their spouse want to do a dinner and a movie it takes about four hours to do and if they have children the babysitting cost is very high.  Combining the theater and the restaurant reduces the time to about two hours and becomes more economically attractive.

Since October 2014 we have been working with agencies that are involved in economic development in the depressed areas of Indianapolis.  We have had two meetings with representatives of the Mayor of Indianapolis, and a meeting with Mayor Ballard on July 28th. The Mayor’s office introduced us to Local Initiatives Support Corporation (“LISC”), which provides grants and financing for redevelopment of urban commercial properties and we are requesting a grant to provide the funding to convert the theater. Indianapolis has expressed interest in improving the Georgetown 14 area, and members of the city’s economic development staff are assisting us in our campaign.  Our applications for the conversion grant and the refinancing of the property have been submitted.

The area has been economically damaged by the problems with the Lafayette Square Mall, adjacent to us, along with the recession. Currently, Lafayette Square Mall is less than 50% occupied. LISC is interested in helping the area to improve the business climate and begin a recovery.  Another mall area, Lafayette Shoppes, which is adjacent to our property, has also experienced a decline in tenants. Currently that center’s shops are only 50% occupied.

Among other activities, we have been engaged in a property tax appeal since May 2012 to correct our valuations, back to 2011.  In late August we made a presentation to the Tax Review Board of Marion County for the purpose of evaluation of our historical assessments and taxes on the theater property.  We won this appeal and we have received credits of $190,000 dating back to the assessments in 2011.  We have engaged in a payment plan to clear the remaining property tax balance in monthly payments of $4,010 per month through June of 2016.  We are still in the process of appealing the 2014 and 2015 assessments.

Since we have resolved the valuation and tax issues, we became cleared to submit our LISC application.  All of the required information, financial history and pro formas, along with details of the five phases of our plan, have been submitted to LISC.

If we receive a favorable response from LISC, it is our goal that LISC would provide the funding for the theater conversion and upgrade.  We are requesting funds sufficient to complete the conversion of half the theater.  Our pro forma with the conversion is estimated to take our FullCircle Entertainment revenues to the $2.7 to $3.0 million level in the first year after conversion, which would be more than double our current revenue.  Performances of other existing theaters that have made this conversion have had even greater percentages increases. Of course, these pro forma estimates depend on a number of assumptions.

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

Subsequent to December 31, 2015 on February 20, 2016 we received a Letter of Intent (LOI) for the purpose of purchasing a portion of our parking lot.  The LOI purpose is to use the south end of the parking lot for a mixed-use building housing retail shops and millennium apartments.  At this time the developer is engaged in a feasibility study.  If this purchase for the development moves forward it will provide some working capital as well as improve the value of our remaining property.  The area being discussed is about one acre in size.

FullCircle Medical Supplies, Inc.

Until the theater funding is available the development of FullCircle Medical Supplies, Inc. has been put on hold.

In 2013 we established a new company, FullCircle Medical Supplies, Inc. (“FullCircle Medical”), for the purpose of entering into the durable medical equipment (“DME”) supply business sector, for the purpose of acquiring medical supply businesses and other related medical supply services in the Sun Belt states.

Our plan is to acquire or establish DME businesses throughout the state of Louisiana with up to twelve DME locations, utilizing centralized warehousing, billing, and purchasing, and to provide all related DME services in each location.

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

On April 2, 2015 we announced that we engaged Innovative Marketing to assist in disseminating information about the mission of our company and to assist in attracting more investors to increase our stockholder base, improve our stock price and provide additional liquidly of our stock in the market.  The performance of Innovative Marketing was unsatisfactorily so we vacated the agreement.

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

In addition to competition with other motion picture exhibitors, our theaters face competition from a number of alternative motion picture exhibition delivery systems, such as cable television, satellite and pay-per-view services, Netflix and home video systems. The expansion of such delivery systems could have a material adverse effect upon our business and results of operations. We also compete for the public’s leisure time and disposable income with all forms of entertainment, including sporting events, concerts, live theatre and restaurants.

The movie theater industry is dependent upon the timely release of first run movies.  Ticket sales and concession sales are influenced by the availability of top producing movies.  At times, our revenues are impacted by the shortage of first run movies.  During the year we experience “slow” releases from the movie companies in January through March and then again during the late summer from August through October.   In addition we are experiencing releases of more “B” rated movies.

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

The theater business model is in transition.  Since the rental cost of movies is increasing the concession sales is the only way for a theater to be profitable.  Movie rental fees now reach 58% of the ticket price.  Consequently theaters are evolving into restaurants. Instead of a theater with concessions the new model will become a restaurant with entertainment.  It is expected that the current theater business model will become obsolete in five years giving way to the restaurant business with entertainment in urban markets.

Durable Medical Equipment:

Because of the delay in the resolve of our theater the DME business model has been placed on hold.

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

Successful medical supply businesses are profitable because the founders or managers devote their attention to customer service and inventory management, to ensure quick delivery to their patrons.  We plan to maintain this performance in businesses we acquire.

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

Debt:

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business. As of December 31, 2015, we have approximately $1,112,000 in unsecured notes payable. The majority of our unsecured notes are with insiders of the company and does not require any debt maintenance at this time, as interest is accrued.

We have a mortgage of $4,373,000 for our property in Indianapolis and $361,295 in the outstanding balance on our digital equipment note, which is also secured.

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

We also own the Georgetown 14 Digital Cinemas movie complex located in Indianapolis, Indiana.  The property currently houses a 14 movie theatre complex, which is owned and operated by us. A portion of the building housing the Georgetown Digital Cinemas also includes a grocery store space, with a Save A Lot lease which we renewed in 2014 for seven years with three five year options.

ITEM 3. Legal Proceedings.

We are not currently subject to any material pending legal proceedings.

ITEM 4. Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the OTC Bulletin Board, or OTCBB, under the trading symbol FLCR.

The following table sets forth, for the periods indicated, the high and low closing prices as reported by OTCBB for our common stock for fiscal years 2014 and 2015 and the latest information during the first quarter 2016. The OTCBB quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.  We experienced a short attack on our stock in January 2015 and at this time we have been unable to recover from that manipulation.  It is expected that if we are able to acquire funding for the theater conversion our market price will return to more realistic values.

	High	Low	Close
2016
First Quarter	0.0035	0.0014	0.0014

2015
First Quarter	0.0465	0.0041	0.0043
Second Quarter	0.013	0.0043	0.0057
Third Quarter	0.0057	0.002	0.0039
Fourth Quarter	0.0039	0.0028	0.0032

2014
First Quarter	0.07	0.028	0.036
Second Quarter	0.060	0.02	0.02
Third Quarter	0.03	0.015	0.0225
Fourth Quarter	0.0465	0.015	0.0465

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

The number of record holders of our common stock at March 31, 2016 was approximately 612.

ITEM 6.  Selected Financial Data

As a “smaller reporting company” we are not required to respond to this item.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

New Business plan and new direction

In recent years we have established four operating subsidiaries.   In addition to the parent company, FullCircle Registry, Inc., we have added companies in the following business sectors: distribution of medical supplies, entertainment, insurance agency and prescription assistance services.   In 2010 we purchased our first property, in Indianapolis, Indiana, that contains the Georgetown 14 Digital Cinemas.  Revenues for 2011, 2012, 2013, 2014 and 2015 were predominantly from the movie theater operations. Our medical supplies distribution company, FullCircle Medical Supplies, Inc., plans to commence operations when the theater issues are resolved. FullCircle Insurance Agency, Inc. and FullCircle Prescriptions, Inc. are currently inactive, pending funding, national economic improvements and changes in the healthcare sector.

Results of Operations

Revenue:

Revenues during the year ended December 31, 2015 were $1,142,484 with cost of sales of $363,174 yielding a gross profit of $779,310, 68.2% of revenue. This compares to revenues of $1,497,813 with cost of sales of $589,176 yielding a gross profit of $908,637, 60.7% of revenue, for the same period in 2014.

During 2015 year nationwide theater revenues were down compared to the preceding year, due principally to a series of poorly reviewed and disappointing movies that were released.  We experienced a decline in attendance, so our theater revenues were below 2014 levels by 18.8%.  In addition to the less popular movies we continue to be impacted by the poor economy in the theater’s area. Although the nation has begun to show signs of recovery, the expendable incomes with the people in this area have not improved.

Selling, general, and administrative expenses during the year ended December 31, 2015 were $712,944 resulting in an income before depreciation and amortization of $66,366. Depreciation expense totaled $408,517, resulting in an operating loss of $342,151. Other expenses, including interest expense was $353,527, resulting in a net loss of $695,678. In 2014, selling, general, and administrative expenses were $957,831, resulting in a loss before depreciation of $311,156.  Depreciation expense totaled $261,962, resulting in an operating loss of $311,156. Other expenses, including interest expense totaled $342,272, resulting in a net loss of $653,428.

Non-cash expenses during the year ending December 31, 2015 were $603,403, including depreciation expense of $408,517, and stock issued for services of $194,886. Non-cash expenses during the year ending December 31, 2014 were $394,137, including depreciation expense of $261,962 and stock issued for services of $132,175.

Our 2015 revenues were down from 2014.  Our 2016 revenues are expected to remain consistent with 2015 because the economy around the theater is expected to stabilize as unemployment is starting to drop in the area.  However, we remain dependent on first run releases from the movie companies to generate revenues from the theater.   Providing that funding is obtained in 2016, improved revenues could occur.

Legal, Accounting, Amortization and Depreciation Expenses:

A large portion of our 2015 parent company operating expenses was the result of SEC compliance requirements for our 2014 10K and three 10Q SEC filings in, accounting, and legal services.

Liquidity and Capital Resources:

As of December 31, 2015, the Company had total assets in the amount of $5,315,979 compared to total assets in the amount of $5,713,556 at December 31, 2014.  These assets principally consisted of $17,313 in cash, $28,496 in accounts receivable, $10,870 in utility deposits, $3,267 in inventory, $305 in prepaid expenses, $5,255,728 in property and equipment (including the Georgetown 14 Digital Cinemas property.).  Total assets at December 31, 2014 consisted of $6,316 in cash, $28,584 in accounts receivable, $2,583 in inventory, prepaid expenses of $958 and $5,664,245 in property and equipment.

On December 31, 2015, the Company had $6,374,179 in total liabilities.  Current liabilities included $90,111 in accounts payable, $8,845 in accrued expenses, $13,373 in prepaid rental income, $234,588 in accrued interest, $33,124 in preferred dividends payable, current notes payable of $30,000, $1,081,653 in notes payable – related party, current portion of mortgage and equipment loan of $4,477,921, $148,190 in accrued property taxes, a long term portion of digital equipment note of $256,374.

On December 31, 2014 the Company had $6,327,444 in total liabilities.  Current liabilities included $79,997 in accounts payable, $5,534 in accrued expenses, $13,373 in prepaid rental income, $140,324 in accrued interest, $27,128 in preferred dividends payable, current notes payable of $30,000, $836,311 in notes payable – related party, current portion of mortgage and equipment loan of $312,593, $266,627 in accrued property taxes, long term portion of digital equipment note of $348,087, and long term portion of mortgage payable of $4,267,461.

Net cash used by operating activities for the year ended December 31, 2015 was $103,000 compared to net cash used of $53,331 in the year ended December 31, 2014.

During the year ended December 31, 2015, $113,997 was provided by financing activities compared to $178,216 provided by financing activities in 2014.

During the year ended December 31, 2015, $0 was used in investing activities and $132,836 was used in investing activities in 2014.

In 2015, in an effort to secure capital to cover operations at our Georgetown 14 Digital Cinemas, we borrowed $245,342 from certain major related stockholders, represented by promissory notes.

On December 31, 2015, our stockholders’ deficit was $1,058,200 as compared to a deficit of $613,888 on December 31, 2014.

We are currently focused on acquiring $1,500,000 in funds from LISC.org for the purpose of converting our theater to the “In-Dining Theater” concept with recliner seating.

On July 10, 2014 we announced that we had entered into a $1.5 million common stock purchase agreement with Kodiak Capital Group, LLC pending SEC approval.  A Registration Statement on S-1 was filed on July 10, 2014. On December 18, 2014 the SEC declared the Registration Statement effective.

Subsequent to December 31, 2014, on January 3rd, 2015 we issued a put for $100,000 to Kodiak Capital.  During the subsequent five-day pricing period our stock dropped from $.0465 to $.0035.  Consequently the put price of our shares was lowered to $.00391, which provided only $47,500 in funding.

Based on this difficult situation with the market price of our stock and the damages from the possible shorting activity we have refrained from further action regarding any additional funding requests from Kodiak Capital. Our arrangement with Kodiak Capital expired on June 30, 2015.

In early 2014 we received a letter of intent for the purpose of leasing our Georgetown 14 Theater.  We negotiated and accepted reasonable terms of a lease and after six months the company vacated the LOI.  Their broker informed us that they were unable to obtain the funds necessary for their planned $2.5 million conversion of the theater.

The interest resulted from the CEO’s solicitation of over 40 national theater companies beginning in 2013 which continues alongside our funding discussions.

In October 2014 we once again returned to seeking a theater company to lease or purchase our property.  We continue our mission to lease the theater before or after our planned conversion.  We are in discussion with several theater companies.  Many of those companies who believe in the new direction of the theater industry are very busy converting their own theaters.  The top majors have been slow to react.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraphs, attain profitable operations and acquire profitable companies.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The current expansion of the Company’s business demands that significant financial resources be raised to fund capital expenditures, working capital needs, debt service and the cash flow deficits expected to occur once we continue our acquisition program. Current cash balances and the realization of accounts receivable will not be sufficient to fund planned acquisitions.

Critical Accounting Policies and Estimates:

The Company’s discussion and analysis of its financial condition and results of operations are based upon its financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements may have required the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures.  On an ongoing basis the Company evaluates estimates, including those related to bad debts, inventories, fixed assets, contingencies and litigation.  If the company is profitable in 2016 our loss carry forward should eliminate cash needs for income taxes.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of the Company’s judgments on the carrying value of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.

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

•

Obtaining and expanding market acceptance of products,

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

None.

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

Because of the material weakness described above, management concluded that, as of December 31, 2015 our internal control over financial reporting was not effective based on the criteria established in Internal Control-Integrated Framework issued by COSO.

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

ITEM 9B.  Other Information.

None.

PART III

ITEM 10.  Directors, Executive Officers, and Corporate Governance

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Since
Alec G. Stone	74	Chairman of the Board	2012
Carl R. Austin	75	Director	2012
Norman Frohreich	73	Director, President, CEO/CFO	2007

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

Compensation of Directors:

Directors will be paid 250,000 shares per year for their services. Each director received compensation of 250,000 shares in 2015 for services in 2015.

Compensation of Officers:

The following table lists the compensation received by our former and current officers over the last two years.

SUMMARY COMPENSATION TABLE

Compensation of Officers and Directors
For the Years Ended December 31, 2015 and 2014

Name	Position	Year	Salary	Stock	Other	Total
Alec Stone (4)	Chairman	2015	-	$ 3,750	-	$ 3,750
Carl Austin (4)	Director	2015	-	$ 3,750	-	$ 3,750
Norman Frohreich (1)	Dir/CEO/CFO	2015	-	$ 53,750	-	$53,750
Randall Clauson (3)	VP Secretary	2015	-	$ 3,750	-	$ 3,750

Name	Position	Year	Salary	Stock	Other	Total
Alec Stone (5)	Chairman	2014	-	$ 2,500	-	$ 2,500
Carl Austin (5)	Director	2014	-	$ 2,500	-	$ 2,500
Norman Frohreich (2) (5)	Dir/CEO/CFO	2014	-	$ 42,500	-	$42,500
Randall Clauson (3)	VP Secretary	2014	-	$ 2,500	-	$ 2,500

(1) For services as CEO and CFO and board member from January 2014 to December 2015
(2) For services as CEO and CFO and board member from January 2012 to December 2013
(3) For services as VP Secretary
(4) For services as board member 2014 & 2015
(5) For services as board member 2013
Compensation for Frohreich as CEO and CFO is 2,000,000 shares per year

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of December 31, 2015 the name and shareholdings of each director, officer and stockholders holding more than five percent of the Company’s outstanding shares.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

		Number of Shares
Name and Address	Title of Class	Beneficially Owned	% of Shares

Norman Frohreich (2)(3)(4)(5)	Common	25,393,190	13.67%

Alec G. Stone (1)(2)	Common	19,651,855	10.58%

Carl Austin (2)	Common	15,124,499	8.14%

Richard Davis	Common	13,079,247	7.04%

Randall Clauson (3)	Common	5,422,882	2.92%

All as a group	Common	78,671,673	42.35%

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

Somerset CPA’s, P.C. $34,000 in 2015

Somerset CPA’s, P.C. $3,000 in 2014

Rodefer Moss & Co, PLLC $26,000 in 2014

Tax Fees:

There were no fees for tax compliance, tax advice and tax planning to our auditors for the fiscal years 2015 and 2014.

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

Date:  April 14, 2016

FullCircle Registry, Inc.

By: /s/ Norman L. Frohreich

Norman L. Frohreich

President, Chief Executive Officer, and

Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  April 14, 2016

By: /s/ Alec G. Stone

Alec G. Stone

Director

Date:  April 14, 2016

By: /s/ Carl R. Austin

Carl R. Austin

Director

Date:   April 14, 2016

By: /s/ Norman L. Frohreich

Norman L. Frohreich

President

Chief Executive Officer

Principal Accounting Officer

Director

FullCircle Registry, Inc.

Consolidated Financial Statements for the Period Ended

December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

FullCircle Registry, Inc. and Subsidiaries

Shelbyville, Kentucky

We have audited the accompanying consolidated balance sheets of FullCircle Registry, Inc. and Subsidiaries (a Nevada Corporation) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FullCircle Registry, Inc. and Subsidiaries as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Somerset CPAs, P.C.

Indianapolis, Indiana

April 14, 2016

FullCircle Registry, Inc.
Consolidated Balance Sheets
ASSETS
	December 31,	December 31,
	2015	2014

Current Assets
Cash	$17,313	$6,316
Inventory	3,267	2,583
Accounts receivable, net	28,496	28,584
Prepaid expenses	305	958
Total Current Assets	49,381	38,441
Fixed Assets
Property and equipment	6,563,277	6,563,277
Accumulated depreciation	(1,307,549)	(899,032)
Total Fixed Assets	5,255,728	5,664,245
Other Assets	10,870	10,870
TOTAL ASSETS	$5,315,979	$5,713,556

LIABILITIES & STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Current portion of long term debt	$4,477,921	$312,593
Accounts payable	90,111	79,997
Deferred rental income	13,373	13,373
Accrued property taxes	148,190	266,627
Other accrued expenses	8,845	5,543
Preferred dividends payable	33,124	27,128
Note payable related parties	1,081,653	836,311
Note payable	30,000	30,000
Accrued interest	234,588	140,324
Total Current Liabilities	6,117,805	1,711,896
Long Term Liabilities
Equipment note payable, less current portion	256,374	348,087
Mortgage note payable, less current portion	-	4,267,461
Total Long Term Liabilities	256,374	4,615,548
Total Liabilities	6,374,179	6,327,444
Stockholders' Deficit
Preferred stock, authorized 10,000,000 shares of $.001 par value
Preferred A, issued and outstanding is 10,000	10	10
Preferred B, issued and outstanding is 300,600	300	300
Common stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding shares of 185,754,300 and 143,605,394 shares, respectively	185,755	143,606
Additional paid-in-capital	9,390,532	9,175,320
Accumulated deficit	(10,634,797)	(9,933,124)
Total Stockholders' Deficit	(1,058,200)	(613,888)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$5,315,979	$5,713,556

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.
Consolidated Statements of Operations

	For the Years
	Ended December 31,
	2015	2014

Revenues	$1,142,484	$1,497,813

Cost of sales	363,174	589,176

Gross profit	779,310	908,637

Operating expenses

Selling, general & administrative	712,944	957,831

Total operating expenses	712,944	957,831

Income (loss) before depreciation and amortization	66,366	(49,194)

Depreciation and Amortization

Depreciation expense	(408,517)	(261,962)

Operating income loss	(342,151)	(311,156)

Other expense

Interest expense	(353,527)	(342,272)

Total other expense	(353,527)	(342,272)

Net loss before income taxes	(695,678)	(653,428)

Income taxes	-	-

Net loss	$(695,678)	$(653,428)

Net basic and fully diluted loss per share	$(0.004)	$(0.005)

Weighted average shares outstanding - Basic	170,062,348	135,076,500

Weighted average shares outstanding - Diluted	195,389,178	150,753,583

The accompanying notes are an integral part of these consolidated financial statements

FullCircle Registry, Inc.
Consolidated Statements of Cash Flows

	For the Years
	Ended December 31,
	2015	2014
Cash flows from operating activities
Net loss	$(695,678)	$(653,428)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation	408,517	261,962
Stock issued for services	194,886	132,175
Stock returned to treasury	(25)	-
Change in assets and liabilities
Decrease in prepaid expenses	653	4,168
Decrease in accounts receivable	88	1,844
Increase in inventory	(684)	(2,583)
Increase in accounts payable	10,114	9,023
Increase in accrued interest	94,264	65,714
Increase (decrease) in accrued expenses	(115,135)	127,794
Net cash provided by (used in) operating activities	(103,000)	(53,331)

Cash flows from investing activities
Purchase of fixed assets	-	(132,836)
Net cash used in investing activities	-	(132,836)

Cash flows from financing activities
Payments on mortgage payable	(100,885)	(172,366)
Payments on digital equipment financing payable	(92,960)	(109,481)
Payments on notes payable	-	(5,000)
Proceeds from notes payable related parties	245,342	410,063
Proceeds from sale of common stock	62,500	55,000
Net cash provided by financing activities	113,997	178,216

Net increase in cash	10,997	(7,951)

Cash at beginning of period	6,316	14,267
Cash at end of period	$17,313	$6,316
Supplemental cash flow information
Cash paid for:
Interest	$259,263	$276,559
Non-cash transactions
Stock issued for services	$194,866	$132,175

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.
Consolidated Statements of Stockholders’ Deficit
For the Years Ended December 31, 2015 and 2014

					Additional
	Preferred Stock		Common Stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit

Balance, January 1, 2014	310,600	$ 310	131,784,426	$ 131,784	$ 8,999,967	$ (9,273,650)

Stock issued for cash at .02 per share	-	-	2,250,000	2,250	42,750	-
Stock issued for cash at .015 per share	-	-	666,667	667	9,333	-
Stock issued for services at .04 per share	-	-	281,770	282	10,989	-
Stock issued for services at .025 per share	-	-	1,500,000	1,500	36,000	-
Stock issued for services at .02 per share	-	-	1,217,905	1,218	23,140	-
Stock issued for services at .01 per share	-	-	5,904,626	5,905	53,141	-
Preferred stock dividend	-	-	-	-	-	(6,046)
Net loss for the year ended December 31, 2014	-	-	-	-	-	(653,428)
Balance, January 1, 2015	310,600	$ 310	143,605,394	$ 143,606	$ 9,175,320	$ (9,933,124)

Stock issued for services at .005 per share	-	-	13,215,588	13,215	52,863	-
Stock issued for services at .02 per share	-	-	738,280	738	14,028	-
Stock issued for cash at .01 per share	-	-	1,000,000	1,000	9,000	-
Stock issued for services at .01 per share	-	-	8,544,180	8,544	76,898	-
Stock issued for cash from S-1 at .00391 per share	-	-	12,153,358	12,154	35,346	-
Stock returned to Treasury at .01 per share	-	-	(2,500)	(2)	(23)	-
Stock issued for services at .0052 per share	-	-	5,500,000	5,500	23,100	-
Stock issued for cash at .005 per share	-	-	1,000,000	1,000	4,000	-
Preferred stock dividend	-	-	-	-	-	(5,995)
Net loss for the year ended December 31, 2015	-	-	-	-	-	(695,678)
Balance, December 31, 2015	310,600	$ 310	185,754,300	$ 185,755	$ 9,390,532	$ (10,634,797)

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.

For the Years Ended December 31, 2015 and December 31, 2014

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

In 2008 the Company elected to revise the mission statement that it would become a holding company for the purpose of acquiring small profitable businesses to provide exit plans for those companies’ owners.

In 2008 the Company formed two new subsidiaries to begin to formulate the expansion of the new business model and the growth of FullCircle Registry, Inc.  FullCircle Prescription Services, Inc. and FullCircle Insurance Agency, Inc. were formed in 2008. FullCircle Entertainment, Inc. was formed in 2010 to engage in the operation of a movie theater. In 2013 the Company formed FullCircle Medical Supplies, Inc. to engage in the medical equipment supply business. The details of these companies and plans are identified in the section Item 1. Description of Business of our Form 10-K for 2015

b.

Accounting Method & Revenue Recognition

The Company's policy is to use the accrual method of accounting to prepare and present financial statements that conform to generally accepted accounting principles (“GAAP”).  Revenue is recognized for the performance of providing goods, services or other rights to customers.

c.

Principles of Consolidation

For the years ended December 31, 2015 and 2014, the consolidated financial statements include the books and records of FullCircle Registry, Inc., FullCircle Entertainment, Inc., FullCircle Medical Supplies, Inc., FullCircle Prescription Services, Inc. and FullCircle Insurance Agency, Inc. All inter-company transactions and accounts have been eliminated in the consolidation.

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

FullCircle Registry, Inc.

For the Years Ended December 31, 2015 and December 31, 2014

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

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of convertible notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2015 and 2014.  At December 31, 2015 and 2014, the Company had no assets or liabilities that are measured at fair value on a recurring or non-recurring basis.

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

Preferred dividends declared were $5,995 and $6,046 for each of the years ended December 31, 2015 and 2014, respectively for the Class B shares issued.

Common stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding 185,754,300 on December 31, 2015 and 143,605,394 on December 31, 2014.  The common stock has one vote per share.  The common stock is traded on the OTCBB under the symbol FLCR.

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

FullCircle Registry, Inc.

For the Years Ended December 31, 2015 and December 31, 2014

Notes to Consolidated Financial Statements

g.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation of property and equipment is provided using the straight-line method over the respective useful lives ranging from 3-40 years. Depreciation expense for the years ended December 31, 2015 and 2014 totaled $408,517 and $261,962, respectively.

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

	For the Years
	Ended December 31,
	2015	2014

Net loss	$(695,678)	$(653,428)

Net basic and fully diluted loss per share	$(0.004)	$(0.005)

Weighted average shares outstanding - Basic	170,062,348	135,076,500

Weighted average shares outstanding - Diluted	195,389,178	150,753,583

There are no outstanding common stock options and/or warrants.

FullCircle Registry, Inc.

For the Years Ended December 31, 2015 and December 31, 2014

Notes to Consolidated Financial Statements

j.

Provision for Income Taxes

Deferred tax assets and the valuation account are as follows:

	12/31/2015	12/31/2014

Net operating loss carry forward	$9,821,617	$9,055,821

Deferred tax asset:

NOL carryforward	3,535,783	3,260,096

Valuation allowance	(3,535,783)	(3,260,096)

Total deferred tax asset:	$-	$-

The components of current income tax expense are as follows:

	12/31/2015	12/31/2014

Current federal tax expense	$-	$-

Current state tax expense	-	-

Change in NOL benefits	275,687	235,080

Change in valuation allowance	(275,687)	(235,080)

Income tax expense	$-	$-

The Company has adopted FASB ASC 740-10 to account for income taxes. The Company currently has no items creating material temporary differences that would give rise to deferred tax assets or liabilities. Net operating losses give rise to possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards; a valuation allowance has been made to the extent of any future tax benefit that the net operating losses may generate. A provision for income taxes has not been made due to the deferred tax asset associated with the net operating loss carry-forwards of $3,535,783 and $3,260,096 as of December 31, 2015 and December 31, 2014, respectively, which may be offset against future taxable income. These net operating loss carry-forwards begin to expire in the year 2020.   No tax benefit has been reported in the financial statements. Tax rates differ from statutory rates due to the uncertainty of the above.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 2015 and 2014, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are for the years ended December 31, 2015, 2014, 2013 and 2012.

k.

Concentration of Risk

Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents. The Company places its cash with financial institutions deemed by management to be of high credit quality.

FullCircle Registry, Inc.

For the Years Ended December 31, 2015 and December 31, 2014

Notes to Consolidated Financial Statements

l.

Statements of Financial Accounting Standards

The Company does not believe that the recently issued Statements of Financial Accounting Standards will have any material impact on the Company’s Consolidated Statements of Operations or its Consolidated Balance Sheets except:

On February 25, 2016, the FASB issued ASU 2016-02, its highly-anticipated leasing standard for both lessees and lessors. Under its core principle, a lessee will recognize lease assets and liabilities on the balance sheet for all arrangements with terms longer than 12 months. The new standard takes effect in 2019 for public business entities.

m.

Advertising

Advertising costs are expensed as incurred.  Advertising expense was $546 and $500 for the years ending December 31, 2015 and 2014, respectively.

n.

Cash and Cash Equivalents

For the purposes of the Statements of Cash Flows, the Company considers cash and cash equivalents to be cash in all bank accounts, including money market and temporary investments that have an original maturity of three months or less.

o.

Subsequent events

The Company evaluated subsequent events through the date the consolidated statements were issued and filed with the annual report.  In February 2016, a Letter of Intent (LOI) was received for the purchase or lease of the unused portion of the Georgetown 14 Digital Cinemas movie complex parking lot for the purpose of retail shops and millennium apartments. Negotiations as a result of the LOI are ongoing.  The Company has been soliciting for the lease or sale of the unused parcel since 2012.  Progress on these discussions will be announced when agreements are consummated.

NOTE 2. GOING CONCERN

The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered recurring losses, negative working capital and is dependent upon raising capital to continue operations. The Company has incurred losses resulting in an accumulated deficit of $10,634,797 as of December 31, 2015 and $9,933,124 as of December 31, 2014, respectively.

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

•

Maintaining the Company mission of minimal overhead costs while sourcing services in consulting roles to keep overhead costs at a minimum.

FullCircle Registry, Inc.

For the Years Ended December 31, 2015 and December 31, 2014

Notes to Consolidated Financial Statements

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3.  NOTES PAYABLE

The Company's notes payable obligations are as follows:

	12/31/2015	12/31/2014
Current Liabilities
Demand Notes

Notes payable to a related party for funds installed into FullCircle Entertainment Inc. at 15% interest.	$151,891	$151,891

Note payable to a related party for funds installed into FullCircle Entertainment Inc. at 12% interest. The note payable principal and interest at the election of the lender can be converted to restricted shares of common voting stock at $.04 per share.	50,000	50,000

Notes payable to related parties for funds installed into FullCircle Registry and FullCircle Entertainment Inc. at 10% interest. The notes payable principal and interest at the election of the lenders can be converted to restricted shares of common voting stock at $.04 per share.	803,136	557,794

Notes payable to a related party for funds installed into Fullcircle Entertainment Inc. at 8% interest.	76,626	76,626

Notes payable to various individuals at 8.0% interest per annum.	30,000	30,000

Total Demand Notes	1,111,653	866,311

Current portion of long-term debt	4,477,921	312,593

Total current liabilities - notes	5,589,574	1,178,904

Long-term Liabilities
Long-term Debt

Mortgage payable assumed in acquisition, less current portion; interest payable at 4.75% monthly payments of $34,435 through July 2017 with balloon payment of the balance upon maturity. The outstanding balance of $4,373,000 at December 31, 2015 has been classified as a current liability. The mortgage payable is secured by the building and land as well as guarantees by related parties.	-	4,267,461

Digital equipment note payable, less current portion; interest payable at 7% through January 2018; secured by the digital equipment.	256,374	348,087

Total long-term liabilities - notes	256,374	4,615,548

Total notes payable obligations	$5,845,948	$5,794,452

FullCircle Registry, Inc.

For the Years Ended December 31, 2015 and December 31, 2014

Notes to Consolidated Financial Statements

At the election of the lenders, principal and interest under related party notes as described above may be paid through the issuance of restricted shares of common voting stock of the Company at the price of $.04 per share.

On July 31, 2015, the Company entered into a change in terms agreement with the lender associated with the mortgage payable whereby the lender modified the payment schedule from a monthly fixed principal and interest payment in the amount of $34,435 to interest only payments beginning with the payment due date of June 15, 2015 thru November 15, 2015.  The normal payment of principal and interest of $34,435 was to resume of December 15, 2015.  The Company is currently delinquent in the mortgage payments, as payments of interest only have been made in December 2015 and the January and February months subsequent to year-end.  The lender has not amended the terms of the agreement to allow for interest only payments and as a result the mortgage payable obligation has been classified as a current liability.

Future minimum principal payments on notes payable are as follows:

2016	$4,477,921
2017	122,706
2018	133,668
Total	$4,734,295

NOTE 4. RELATED PARTY

The Company received advances from related parties for $245,342 and $410,063 for operating needs in 2015 and 2014, respectively. The balance of the notes payable to related parties was $1,081,653 and $836,311 as of December 31, 2015 and 2014 respectively.

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

NOTE 7 - LEASES – LESSORS

The Company leases space to a Save A Lot grocery store at our Indianapolis location.

Save A Lot corporate assumed the lease in March 2014 for seven years with three five-year options.

Monthly rent charged to the tenant $13,280 per month. Total rental income relating to this lease is 159,360 for each of the years beginning with December 31, 2015. The following is a schedule of future minimum rentals under the lease:

Year Ending December 31,
2016	159,360
2017	159,360
2018	159,360
2019	159,360
2020	159,360
Thereafter	129,337
Total	926,137

The initial lease terms ends September 30, 2021.  Save A Lot has the ability to exercise three five-year options, which would extend the maturity date to September 30, 2036.

FullCircle Registry, Inc.

For the Years Ended December 31, 2015 and December 31, 2014

Notes to Consolidated Financial Statements

NOTE 8. STOCKHOLDERS EQUITY

In 2015, the Company issued 738,280 shares of common stock for $14,766 in consulting work at $.02 per share.

In 2015, the Company returned to treasury 2,500 shares of common stock for $25 at $.01 per share.

In 2015, the Company issued 2,377,480 shares of common stock for $23,774 in consulting work at $.01 per share.

In 2015, the Company issued 6,166,700 restricted shares of common stock for $61,667 in consulting work at $.01 per share.

In 2015, the Company issued 1,000,000 and 1,000,000 restricted shares of its common stock for a total of $15,000 at $.01 and $.005 per share for working capital, respectively.

In 2015, the Company issued 2,000,000 shares of common stock for $10,400 in consulting work at $.0052 per share.

In 2015, the Company issued 3,500,000 restricted shares of common stock for $18,200 in consulting work at $.0052 per share.

In 2015, the Company issued 13,215,588 restricted shares of common stock for $66,078 in consulting work at $.005 per share.

In 2015, the Company issued 12,153,358 shares of common stock for $47,500 at $.00391 per share for working capital.

In 2014, the Company issued 2,250,000 restricted shares of its common stock for $45,000 in cash at $.02 per share and 666,667 restricted shares of common stock for $10,000 at $.015 per share.

In 2014, the Company issued 8,904,301 shares of its common stock for services at the price of 132,175.

The Company estimates the fair value of its shares issued for services based on prices obtained for cash from non-related third parties or the bid price of the market of our stock.