Form 10-Q
period 2016-03-31
FULLCIRCLE REGISTRY INC
filed 2016-05-23
CIK 1127993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes      . No  X .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 187,443,238 Class A common shares as of May 16, 2015.

FORM 10-Q

FULLCIRCLE REGISTRY, INC.

Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

FullCircle Registry, Inc.
Consolidated Balance Sheets
ASSETS
	March 31,	December 31,
	2016	2015

Current Assets
Cash	$7,466	$17,313
Inventory	3,934	3,267
Accounts receivable, net	26,376	28,496
Prepaid expenses	0	305
Total Current Assets	37,776	49,381
Fixed Assets
Property and equipment	6,563,277	6,563,277
Accumulated depreciation	(1,382,675)	(1,307,549)
Total Fixed Assets	5,180,602	5,255,728
Other Assets	10,870	10,870
TOTAL ASSETS	$5,229,248	$5,315,979

LIABILITIES & STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Current portion of long term debt	$4,477,921	$4,477,921
Accounts payable	98,364	90,111
Deferred rental income	-	13,373
Accrued property taxes	156,601	148,190
Other accrued expenses	7,495	8,845
Preferred dividends payable	34,606	33,124
Note payable related parties	1,116,273	1,081,653
Note payable	30,000	30,000
Accrued interest	281,493	234,588
Total Current Liabilities	6,202,753	6,117,805
Long Term Liabilities
Equipment note payable, less current portion	236,732	256,374
Total Long Term Liabilities	236,732	256,374
Total Liabilities	6,439,485	6,374,179
Stockholders' Deficit
Preferred stock, authorized 10,000,000 shares of $.001 par value
Preferred A, issued and outstanding is 10,000	10	10
Preferred B, issued and outstanding is 300,600	300	300
Common stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding shares of 187,443,238 and 185,754,300 shares, respectively	187,443	185,755
Additional paid-in-capital	9,398,089	9,390,532
Accumulated deficit	(10,796,079)	(10,634,797)
Total Stockholders' Deficit	(1,210,237)	(1,058,200)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$5,229,248	$5,315,979

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.
Consolidated Statements of Operations

	For the Three Months
	Ended March 31,
	2016	2015

Revenues	$248,584	$316,079

Cost of sales	64,034	108,798

Gross profit	184,550	207,281

Operating expenses

Selling, general & administrative	182,122	268,835

Total operating expenses	182,122	268,835

Income (Loss) before depreciation	2,428	(61,554)

Depreciation

Depreciation expense	(75,126)	(66,599)

Operating loss	(72,698)	(128,153)

Other expense

Interest expense	(87,101)	(86,476)

Total other expense	(87,101)	(86,476)

Net loss before income taxes	(159,799)	(214,629)

Income taxes	-	-

Net loss	$(159,799)	$(214,629)

Net basic and fully diluted loss per share	$(0.001)	$(0.001)

Weighted average shares outstanding - Basic	185,754,300	155,770,554

Weighted average shares outstanding - Diluted	214,882,663	175,816,184

The accompanying notes are an integral part of these financial statements

FullCircle Registry, Inc.
Consolidated Statements of Cash Flows

	For the Three Months
	Ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(159,799)	$(214,629)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	75,126	66,599
Stock issued for services	4,245	90,324
Change in assets and liabilities
Decrease in prepaid expenses	305	433
Decrease (increase) in accounts receivable	2,120	(18,295)
(Increase) in inventory	(667)	(925)
Increase in accounts payable	8,252	19,942
Increase in accrued interest	46,905	18,177
Increase (decrease) in accrued expenses	(6,312)	20,898
Net cash provided by (used in) operating activities	(29,825)	(17,476)

Cash flows from financing activities
Payments on mortgage payable	-	(48,027)
Payments on digital equipment financing payable	(19,642)	(17,440)
Proceeds from notes payable related parties	34,620	69,119
Proceeds from sale of common stock	5,000	52,474
Net cash provided by financing activities	19,978	56,126

Net increase (decrease) in cash	(9,847)	38,650

Cash at beginning of period	17,313	6,316
Cash at end of period	$7,466	$44,966
Supplemental cash flow information
Cash paid for:
Interest	$40,196	$68,299

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

The accompanying un-audited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2015, Annual Report on Form 10-K. Operating results for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

NOTE 2. GOING CONCERN.

The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered recurring losses, negative working capital and is dependent upon raising capital to continue operations. The Company has incurred losses resulting in an accumulated deficit of $10,796,079 and $10,634,797 as of March 31, 2016 and December 31, 2015, respectively.

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

•

Leasing our Georgetown 14 Cinema, or selling or developing a portion of its parking area.

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

NOTE 3. STOCKHOLDERS’ EQUITY

During the three-month period ended March 31, 2016 the company issued an aggregate amount of 1,688,938 shares of common stock. The following is a listing of the common stock transactions.

1,000,000 shares of Common Stock were issued for $5,000 in cash, at $.005 per share, for working capital.

528,768 shares of Common Stock were issued for $2,645, or $.005 per share, for consulting services.

160,170 shares of Common Stock were issued at $.01 per share, or $1,601.70 for consulting services.

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

Common stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding 187,443,238 on March 31, 2016 and 185,754,300 on December 31, 2015. The common stock has one vote per share. The common stock is traded on the OTCBB (now “OTC Pink”) under the symbol FLCR.

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

General:

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

New Business plan and new direction

In recent years we have established four operating subsidiaries.   In addition to the parent company, FullCircle Registry, Inc., we have established companies to operate in the following business sectors: distribution of medical supplies, entertainment, insurance agency and prescription assistance services. In 2010 we purchased our first property, in Indianapolis, Indiana, that contains the Georgetown 14 Digital Cinemas.  Revenues for 2011, 2012, 2013, 2014 and 2015 were predominantly from the movie theater operations. Our medical supplies distribution company, FullCircle Medical Supplies, Inc., plans to commence operations in 2016 when funding is available.  FullCircle Insurance Agency, Inc. and FullCircle Prescriptions, Inc. are currently inactive, pending national economic improvements and changes in the healthcare sector.

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

We continue to receive additional requirements to qualify for consideration of funding from LISC.  We have accomplished all of those demands and are in the final stages of revising the application and pro formas to include those revisions.  We have been informed that our application should proceed to the LISC committee in June for its recommendation to LISC corporate offices.  This has been a very difficult process as there has been no assistance on how to proceed with the application process.  There are specialists that perform these functions for companies; however, FullCircle does not have sufficient capital to hire these services so our CEO has had to perform these application revisions himself along with the tax appeal process, SEC filings and the general management of the Company.

Our CEO met with our property mortgage holder and was able to obtain a mortgage payment moratorium until July 31, 2016 when it is expected that our LISC funding application will be resolved.

It is our intent to lease the theater once the funding and theater conversion is completed.

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

20 employees.

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

In late 2015, the mortgage on our property was transferred to another lender, and recently we have negotiated a mortgage payment moratorium until July 31, 2016 expecting that our funding application with LISC will be resolved by then.

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

In 2013, we began an upgrade to the Georgetown 14 Digital Cinemas; with more signage and a complete remodel of our concession and lobby areas, as well as new employee uniforms. Funding for these improvements has been difficult, but we have managed to begin the process with the assistance from major stockholders.  We plan to install new furniture, which will allow a place for our patrons to meet and enjoy our enhanced concession menu, as well as enjoy our new WiFi hot spots throughout the theater.

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

During 2016, contingent on our funding application, we plan to improve our theater operations to allow us to offer:

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

•

Business meetings requiring high-speed internet upload and download capabilities

•

Private party functions

•

Adult beverages and in-theater dining

•

New recliner seating

During 2015, nationwide theater revenues were down compared to the preceding year, due principally to a series of poorly reviewed and disappointing movies that were released.  Because of the first run movies that are predominately class B movies, we experienced a further decline in attendance.  Our first quarter ticket sales and concession revenues dropped by 26.5% compared to the first quarter 2015.

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

In October 2014 we once again returned to seeking a theater company to lease or purchase our property. Those conversations continued throughout 2015 and remain active at the time of this filing.  We continue to discuss leasing opportunities with major theater companies.  Several have visited but have declined due to the high crime image in our area next to the Lafayette Square Mall, which is predominately vacant and in disrepair.

Provided that we are successful in acquiring funding and completing the conversion into a dine-in theater we believe that we will become attractive to a major movie theater company for the purpose of leasing our remodeled facility.

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

Our theater General Manager elected to retire and relocate to Idaho during the March Quarter. Currently the theater and property is being managed by the FullCircle CEO and we are reviewing candidates to hire a new general manager.

Recently we received notification that our appeal for the property tax assessment was approved. This appeal reduced our annual property tax payments by $46,087 to $38,000 for the 2015 assessment year.

We received a new assessment for 2016 that did not take into consideration our 2015 assessment adjustment so we have started the appeal process again. Working on these appeals for each year since 2011 is extremely time consuming and frustrating.  Due to the degree of difficulty working with a bureaucracy requires engaging an experienced tax attorney. Given that there is insufficient funding to hire those services the CEO has been required to perform all of those appeals since 2011. The savings has been substantial with approximately $240,000 in tax savings with the 2016 appeal remaining.

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

Since October 2014 we have been working with agencies that are involved in economic development in the depressed areas of Indianapolis.  We have had two meetings with representatives of the Mayor of Indianapolis, and a meeting with former Mayor Ballard on July 28th 2015. The Mayor’s office introduced us to Local Initiatives Support Corporation (“LISC”), which provides grants and financing for redevelopment of urban commercial properties and we are requesting a grant to provide the funding to convert the theater.  Indianapolis has expressed interest in improving the Georgetown 14 area, and members of the city’s economic development staff are assisting us in our campaign.  Our applications for the conversion grant and the refinancing of the property have been submitted.

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

Recently, on May 2nd we received a support letter from the Director of the International Marketplace Coalition, which was one of the requirements from LISC for us to complete our application requirements.  This allows us to now proceed to committee action for our funding application.

FullCircle Medical Supplies, Inc.

In 2013 we established a new company, FullCircle Medical Supplies, Inc. (“FullCircle Medical”), for the purpose of entering into the durable medical equipment (“DME”) supply business sector, for the purpose of acquiring medical supply businesses and other related medical supply services in the Sun Belt states.

At the time we started to move into the DME acquisition direction we believed that the theater would be leased out which would free up our time and financial resources to begin that project.  Unfortunately this company development had to be placed on hold until we can get out from under the financial burden of the theater.

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

•

Increased selection of products

•

Operational synergies between all stores

•

Improved margins and profitability

Once we can begin we are considering several existing DME businesses, with an average of approximately $1.1 million in revenues. At such time as we complete some acquisitions, we plan to employ a state manager with experience in the medical supply industry to supervise the managers of the purchased stores and to manage the operations in the state.

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

Our Corporate Information:

Our principal executive offices are located at 161 Alpine Drive, Shelbyville, Kentucky, 40065, and our telephone number is (502) 410-4500. Our current website address is www.fullcircleregistry.com.  Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this report.

SEC Compliance and Regulations:

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

A new business model is emerging.  We have witnessed a theater in the Indianapolis market do a theater conversion to provide VIP seating (luxury recliners), and serve food and adult beverages in the auditoriums during the movie.  This theater was converted and we can see that it experienced a 700% increase in revenues since 2013.  Another theater converted to recliner seating without a kitchen and has experienced a 300% increase in ticket sales since December 2014.  We are working in the direction to provide this capability. Given the limited capital we cannot convert the whole theater but may be able to accomplish one or two auditoriums at a time.

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

We have a mortgage of $4,373,000 for our property in Indianapolis and $351,653 in the outstanding balance on our digital equipment lease, which is also secured.

Our amount of indebtedness could have important consequences. For example, it could:

•

increase our vulnerability to adverse economic, industry or competitive developments;

•

result in an event of default if we fail to satisfy our obligations with our mortgage, which requires debt maintenance of $34,434 per month after our July 31, 2016 moratorium expires.

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

Employees:

FullCircle Registry, Inc., and its subsidiaries have employee levels generally ranging between 18 to 28 employees/officers depending on seasonal needs.   We have never experienced employment-related work stoppages and focus on good relations with our personnel and are continuing to attract stronger talent.

Results of Operations for the Three-Month Periods Ended March 31, 2016 and 2015.

Revenues during the three months ended March 31, 2016 were $248,584 with a cost of sales of $64,034, yielding a gross profit of $184,550. This compares to $316,079 in revenues for the same period in 2015, with a cost of sales of $108,798, yielding a gross profit of $207,281.

Selling, general, and administrative expenses during the current three-month period ended March 31, 2016 were $182,122, resulting in an income before depreciation of $2,428, compared to selling, general and administrative expenses during the three month period ended March 31, 2015 of $268,835, resulting in operating loss before depreciation and amortization of $61,554.

Depreciation expense totaled $75,126 resulting an operating loss of $75,126 in the three-month period ended March 31, 2016. Depreciation and amortization expense in the same period in 2015 was $66,599 resulting in an operating loss of $128,153.

Interest expense for the three months ended March 31, 2016 was $87,101, producing a net loss for the period of $159,799, compared to interest expense of $86,476, resulting in a net loss of $214,629 during the same period in 2015.

Outside the direct theater operation expenses of FullCircle Entertainment, Inc., depreciation, interest, SEC compliance cost for auditors, accountants and attorneys continue to be the major part of our expenses.

The theater industry typically loses money during the first quarter because there are fewer new films released and many people are recovering from the expense of the holiday season at the end of the previous year.

Liquidity and Capital Resources

At March 31, 2016 the Company had total assets of $5,229,248 compared to $5,315,979 on December 31, 2015. The Company had total assets consisting of $7,466 in cash, $3,934 in inventory, $26,376 in accounts receivable, $10,870 in utility deposits, $5,180,602 of net fixed assets in Georgetown 14, which includes accumulated depreciation of $1,382,675. Total assets at December 31, 2015 consisted of $17,313 in cash, $3,267 in inventory, $28,496 accounts receivable, $10,870 in utility deposits, $305 prepaid expenses, $5,255,728 of net fixed assets in Georgetown 14, which includes accumulated depreciation of $1,307,549.

At March 31, 2016 the Company had $6,439,485 in total liabilities. Total liabilities include $98,364 in accounts payable, $7,495 in accrued expenses, $281,493 in accrued interest, $34,606 in preferred dividends payable, $30,000 in notes payable, $1,116,273 notes payable-related party, $4,477,921 current portion of long-term debt, $156,601 accrued property taxes, $236,732 digital equipment note.

Total liabilities at December 31, 2015 were $6,374,179, which was comprised of $90,111 in accounts payable, $13,373 in deferred income, $8,845 accrued expenses, $234,588 accrued interest, $33,124 in preferred dividends payable, $30,000 in notes payable, $1,081,653 note payable related party, current portion of long term debt $4,477,921, accrued property tax of $148,190, digital equipment note $256,374.

Net cash used by operating activities for the three months ended March 31, 2016 was $29,825 compared to net cash used by operating activities for the three months ended March 31, 2015 of $17,476. During the three months ended March 31, 2016, $0 was used on investing activities, and $19,978 was provided by financing activities. For the same period in 2015, $0 was used in investing activities and $56,126 was provided by financing activities.

As of March 31, 2016 we had capital commitments of a mortgage and the digital equipment loan for $4,714,653 for Georgetown 14 Theater. We are currently focused on increasing revenues from our operations and reducing debt through converting notes payable to common stock. We may also seek funding from securities purchases or from lenders offering favorable terms. No assurance can be given that we will be able to obtain the total capital necessary to fund our new business plans. In such an event, this may have a materially adverse effect on our business, operating results and financial condition.

We require additional capital to supplement our anticipated revenues and fund our continuing operations. We have relied upon advances from directors, officers and shareholders and we have issued stock to finance our operations to this point.

FullCircle currently owes $30,000 in notes payable and $1,116,273 notes payable to related parties. Our auditors have expressed concern that the Company has experienced losses from operations and negative cash flows from operations since inception. We have negative working capital and a capital deficiency at March 31, 2016. As of March 31, 2016 the stockholders deficit is $1,210,237 compared to a deficit of $1,058,200 on December 31, 2015.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no pending legal proceedings.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three-month period ending March 31, 2016 the company issued the following unregistered shares:

1,528,768 shares of Common Stock were issued for $7,646, or $.005 per share.

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

Date: May 20, 2015

/s/ Norman L. Frohreich

Norman L. Frohreich

President

Chief Executive Officer

Chief Financial Officer