Form 10-Q
period 2016-06-30
FULLCIRCLE REGISTRY INC
filed 2016-08-23
CIK 1127993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes      . No  X .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 187,443,238 Class A common shares as of August 15, 2016.

FORM 10-Q

FULLCIRCLE REGISTRY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FullCircle Registry, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
	2016	2015
	Unaudited	Audited
ASSETS
Current Assets
Cash	$4,759	$17,313
Inventory	4,892	3,267
Accounts receivable, net	24,256	28,496
Prepaid expenses	-	305
Total Current Assets	33,907	49,381

Fixed Assets
Property and equipment	6,563,277	6,563,277
Accumulated depreciation	(1,457,801)	(1,307,549)
Total Fixed Assets	5,105,476	5,255,728
Other Assets	10,870	10,870
TOTAL ASSETS	$5,150,253	$5,315,979

LIABILITIES & STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Current portion of long term debt	$4,500,182	$4,477,921
Accounts payable	94,487	90,111
Deferred rental income	-	13,373
Accrued property taxes	96,822	148,190
Other accrued expenses	5,931	8,845
Preferred dividends payable	35,891	33,124
Note payable related parties	1,121,273	1,081,653
Note payable	30,000	30,000
Accrued interest	361,399	234,588
Total Current Liabilities	6,245,985	6,117,805
Long Term Liabilities
Equipment note payable, less current portion	174,249	256,374
Total Long Term Liabilities	174,249	256,374
Total Liabilities	6,420,234	6,374,179

Stockholders' Deficit
Preferred stock, authorized 10,000,000 shares of $.001 par value
Preferred A, issued and outstanding is 10,000	10	10
Preferred B, issued and outstanding is 300,600	300	300
Common stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding shares of 187,443,238 and 185,754,300 shares, respectively	187,443	185,755
Additional paid-in-capital	9,398,089	9,390,532
Accumulated deficit	(10,855,823)	(10,634,797)
Total Stockholders' Deficit	(1,269,981)	(1,058,200)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$5,150,253	$5,315,979

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015

Revenues	$303,015	$314,470	$559,099	$630,549

Cost of sales	91,246	114,319	155,280	223,117

Gross profit	211,769	200,151	403,819	407,432

Operating expenses

Selling, general & administrative	104,529	228,329	294,151	497,163

Total operating expenses	104,529	228,329	294,151	497,163

Income (loss) before depreciation and amortization	107,240	(28,178)	109,668	(89,731)

Depreciation

Depreciation expense	(75,126)	(66,599)	(150,252)	(133,199)

Operating income (loss)	32,114	(94,777)	(40,584)	(222,930)

Other expense

Interest expense	(90,573)	(90,353)	(177,674)	(176,829)

Total other expense	(90,573)	(90,353)	(177,674)	(176,829)

Net loss before income taxes	(58,460)	(185,130)	(218,258)	(399,759)

Income taxes	-	-	-	-

Net loss	$(58,460)	$(185,130)	$(218,258)	$(399,759)

Net basic and fully diluted loss per share	$(0.000)	$(0.001)	$(0.001)	$(0.002)

Weighted average shares outstanding - Basic	187,443,238	170,431,971	186,598,769	163,142,150

Weighted average shares outstanding - Diluted	216,734,771	191,653,021	215,808,717	183,778,737

The accompanying notes are an integral part of these financial statements

FullCircle Registry, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months
	Ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(218,258)	$(399,759)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	150,252	133,199
Stock issued for services	4,245	139,595
Stock returned to treasury	-	(25)
Change in assets and liabilities
Decrease in prepaid expenses	305	695
Decrease in accounts receivable	4,240	2,704
Increase in inventory	(1,625)	(1,350)
Increase in accounts payable	4,376	10,503
Increase in accrued interest	126,811	42,952
Increase (decrease) in accrued expenses and other current liabilities	(54,283)	28,243
Increase (decrease) in prepaid rental income	(13,373)	(13,373)
Net cash provided by (used in) operating activities	2,690	(56,616)

Cash flows from financing activities
Payments on mortgage payable	-	(98,092)
Payments on digital equipment financing payable	(59,864)	(44,328)
Proceeds from notes payable related parties	39,620	137,988
Proceeds from sale of common stock	5,000	57,500
Net cash provided by (used in) financing activities	(15,244)	53,068

Net increase (decrease) in cash	(12,554)	(3,548)

Cash at beginning of period	17,313	6,316
Cash at end of period	$4,759	$2,768
Supplemental cash flow information
Cash paid for:
Interest	$50,863	$133,877
Non-cash transactions
Stock issued for services	$4,245	$139,595

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

The accompanying un-audited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2015, Annual Report on Form 10-K. Operating results for the three-months and six-months ended June 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

NOTE 2. GOING CONCERN.

The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered recurring losses, negative working capital and is dependent upon raising capital to continue operations. The Company has incurred losses resulting in an accumulated deficit of $10,855,823 and $10,634,797 as of June 30, 2016 and December 31, 2015, respectively.

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

•

Leasing or developing our Georgetown 14 Cinema, or selling or developing a portion of its parking area.

•

Locating and merging with other profitable private companies where the owners are seeking liquidity and exit plans.

•

Maintaining the Company mission of minimal overhead costs while sourcing services in consulting roles to keep overhead costs at a minimum.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually attain profitable operations. The Company’s President and Chief Financial Officer, Norman Frohreich, died on August 16, 2016, and Mr. Frohreich was our only executive actively involved in pursuing many of the plans described above. His death may have a material effect on our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3. STOCKHOLDERS’ EQUITY

During the six-month period ended June 30, 2016 the company issued an aggregate amount of 1,688,938 shares of common stock. The following is a listing of the common stock transactions.

1,000,000 shares of Common Stock were issued for $5,000 in cash, at $.005 per share, for working capital.

528,768 shares of Common Stock were issued for $2,644, or $.005 per share, for consulting services.

160,170 shares of Common Stock were issued for $1,601, or $.01 per share, for consulting services.

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

Common stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding 187,443,238 on June 30, 2016 and 185,754,300 on December 31, 2015. The common stock has one vote per share. The common stock is traded on the OTCBB (now “OTC Pink”) under the symbol FLCR.

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

NOTE 5. SUBSEQUENT EVENT.

Norman Frohreich, the Company’s President and Chief Financial Officer, died on August 16, 2016. The Company’s Board of Directors appointed Matthew T. Long as Acting President and Chief Financial Officer, and plans to seek a permanent replacement to fill these positions.

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

•

Competition in our market; and

•

Identifying and hiring a replacement for our recently deceased President and Chief Financial Officer, Norman Frohreich.

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

New business plan and new direction

In recent years we have established four operating subsidiaries. In addition to the parent company, FullCircle Registry, Inc., we have established companies to operate in the following business sectors: distribution of medical supplies, entertainment, insurance agency and prescription assistance services. In 2010 we purchased our first property, in Indianapolis, Indiana, that contains the Georgetown 14 Digital Cinemas. Revenues for 2011, 2012, 2013, 2014, 2015 and 2016 were predominantly from the movie theater operations. Our medical supplies distribution company, FullCircle Medical Supplies, Inc., plans to commence operations when funding is available. FullCircle Insurance Agency, Inc. and FullCircle Prescriptions, Inc. are currently inactive, pending national economic improvements and changes in the healthcare sector.

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

We continue to receive additional requirements to qualify for consideration of funding from LISC. Our LISC application is not dead but it is just taking too long to move through the bureaucracy to be considered for our funding requirements. We are burdened with lengthy bureaucratic and committee schedules. We have recently received communication from LISC that they wished for us to again revise some of our application’s content. We have provided information and application amendments since July 2015 and have had multiple meetings with the LISC management.

This has been a very difficult process as there has been no assistance on how to proceed with the application. There are specialists that perform these functions for companies; however, FullCircle does not have sufficient capital to hire these services so our CEO has had to perform these application revisions himself along with the tax appeal process, SEC filings and the general management of the Company.

Most of our professional consulting services have been paid for with our Common Stock. We are nearing the 200 million authorized share amount and will need to increase that level to enable us to continue to issue shares for services.

We are proceeding with counsel to process the increase in authorized shares according to our bylaws and Articles of Incorporation.

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

15 to 22 employees depending on season.

In January 2012 we converted all of our screens to a digital format and installed 3D capability at a cost of $790,000, which we financed with a secured loan. The digital format offers a crisper view and allows the exhibition of 3D movies on three of our screens.

Our mortgage is currently at a 4 ¾ % interest rate. Due to the decline in movie revenues and related decline in operating cash flows, in 2015 it was difficult for us to maintain the current level of principal and interest payments. On July 31, 2015, we entered into a change in terms agreement with our lender whereby our lender agreed to modify our payment schedule from a monthly fixed principal and interest payment in the amount of $34,435 to interest only payments beginning with payment due date of June 15, 2015 thru November 15, 2015. The normal payment of principal and interest of $34,435 was to resume on December 15, 2015.

In late 2015, the mortgage on our property was transferred to another lender, and we negotiated a mortgage payment moratorium until July 31, 2016. The revenues from the theater are not sufficient for us to remain current with our mortgage payments. Subsequent to June 30, 2016, as of August 1, 2016 we are delinquent in payment of our real estate note, but we continue negotiations with the lender.

We have a web page for the Georgetown 14 Digital Cinemas allowing for a more complete patron information center. The site is: www.georgetowncinemas.com. Our patrons can find us on Facebook and Twitter, and sign up for our weekly newsletter keeping them informed about the upcoming movies and news about our Georgetown improvements and community events.

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

During 2016, contingent on our funding status, we plan to improve our theater operations to allow us to offer:

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

•

Business meetings requiring high-speed internet upload and download capabilities

•

Private party functions

•

Adult beverages and in-theater dining

•

New recliner seating

Wide release of first run new movies have been declining over the last several years. In 2016 we are still experiencing declines. Our ticket sales are down by 23.9% for the six month period ended June 30, 2016 compared to the same period in 2015. Revised menus and efforts to up sale our concession products have proved to be encouraging as we have increased our per person concession revenue over last year. The ticket sales are down by 23.9% as described above, however, our concession revenues are down by only 11.9% for the six month period ended June 30, 2016 as compared to the same period in 2015. The quality of the movies during the June quarter continues to be disappointing. Our concession sales per ticket sold has increased from $3.50 to $3.90 over the past two years.

In October 2014 we once again returned to seeking a theater company to lease or purchase our property. Those conversations continued throughout 2015 and we remain active at the time of this filing. We continue to discuss leasing opportunities with major theater companies. Several have visited but have declined due to the high crime image in our area next to the Lafayette Square Mall, which is predominately vacant and in disrepair.

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

We received a new real estate tax assessment for 2016 that did not take into consideration our 2015 assessment adjustment so we have started the appeal process again. Working on these appeals for each year since 2011 is extremely time consuming and frustrating. Due to the degree of difficulty working with a bureaucracy requires engaging an experienced tax attorney. Given that there is insufficient funding to hire those services the CEO has been required to perform all of those appeals for each year since 2011. The savings has been substantial with approximately $200,000 in tax savings with the 2016 appeal remaining.

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

We believe we have an ideal theater footprint for us to do a complete conversion, including a nice area for a lounge and a lobby large enough to install a food or beverage destination area as well. The plan would be to convert the smallest auditorium into a kitchen. In our phase one plans we would convert four auditoriums into luxury recliner seating and begin serving an expanded menu and beverages. Initially, before the kitchen is installed we plan to obtain catering services from local restaurants and set up a destination area with tables and chairs in our lobby. In phase two more theaters would be converted as well.

Because of the improved performance in the casual restaurant sector in past years, we believe that this trend will continue. Economically, if a person and their spouse wish to do a dinner and a movie it takes about four hours and if they have children the babysitting cost is very high. Combining the theater and the restaurant reduces the time to about two hours and becomes more economically attractive.

Since October 2014 we have been working with agencies that are involved in economic development in the depressed areas of Indianapolis. We have had multiple meetings with city representatives attempting to acquire some assistance since we are located in an economically depressed area. In two years we have been unable to attract any interest in our area from the city. Most of the economic funding is installed in downtown Indianapolis to attract businesses and conventions.

The area continues to be economically depressed with the adjacent Lafayette Shoppes at 50% occupancy and the Lafayette Square Mall across the Lafayette Road from us is less than 50% occupied.

FullCircle Entertainment, Inc. has recently engaged the services of Jon Findley of Stage1 Development, LLC in Indianapolis to assist us in creating development plans for our Movie Theater and property. Mr. Findley has considerable experience with developmental activities in our immediate area and will be helping us coordinate the extensive “down the stretch” activities to proceed with our plans.

Our continued goal is to change our business model and convert the theater into a restaurant and lounge with entertainment (movies). The plans include substantial remodeling events including turning our parking lot into daylight at night to help with our security issues. Mr. Findley will be assisting the Company with detailed planning related to these initiatives along with our search for funding.

These plans were originally developed in 2013 and we have been attempting to source funding since then. The only interruption in this mission was when we believed that the theater would be leased by a movie theater company that did not materialize.

Our LISC application for funding is still pending, but we have decided to forge ahead independently, seeking capital by offering investors an opportunity to purchase up to 25% of FullCircle Entertainment, Inc.

This investment will allow us to begin converting our auditoriums to the dine-in cinema model that is beginning to become so successful nationwide.

The reason for this major change is:

1.

Restaurant attendance and revenue is increasing nationally. Less and less families are dining at home.

2.

Theaters that have converted to recliner seating have doubled their attendance,

3.

Theaters that have converted to recliner seating AND began “in-theater” food and beverage service have realized increases of 400% to 700% in ticket sales and higher levels in total revenues.

4.

We believe that in just a few years the theater business model that we know today will be gone or drastically changed.

5.

We need to be proactive to deal with the movie companies releasing the movies for distribution to satellite, Cable, Netflix, etc. earlier every year.

The plans for conversion of the theaters to the dine-in cinema model include:

1.

Converting nine of our auditoriums from stadium seating to recliner seating, one auditorium at a time. Given the size of the recliner space required, we will be dropping our current 1,839 seats to approximately 1,145 seats.

2.

Changing our #4 auditorium into a full service kitchen.

3.

Adding a cocktail lounge.

4.

Adding a separate restaurant.

5.

A major remodel of the theater with increased lighting and new glow in the dark carpet in our auditoriums for safety issues.

6.

Upgrade all sound systems to current technology.

7.

Substantially increase our lighting in and around our facility. We wish to turn our parking lot into daylight to improve our security image.

8.

Modernize the face of our theater and tie in an apartment complex and retail shops to present a new look to our area.

9.

Change the name of the theater to identify our restaurant and lounge services.

Even with doing one auditorium at a time we believe that this movement will generate improved attendance sufficient to enable us to work on some of the remodeling plans with our operations cash flow along with the lighting project which will also add to the area image correction. We believe that once a few of the auditoriums are converted, the results will generate a “snowball effect” for additional funding.

Moving forward, our plans combines two industries (restaurant and theater) into one. This provides us with two different marketing and revenue directions with one overhead structure.

One competitor, Studio Movie Grill, has experienced a 700% increase in revenues from their conversion in 2013 of a theater on 86th street, just ten miles from us. This theater did a complete revision to not only recliner seating but added a kitchen and provides in-theater dining and beverage services. Another example is Circle Center in downtown Indianapolis, seven miles from us, which experienced a 200% increase in revenues after just a conversion from standard stadium seating to recliner seating in late 2014. At this time these are the only two theaters in greater Indianapolis that have made any substantial changes.

A key point to consider is that Studio Movie Grill has experienced this revenue increase with a total of four theaters inside five miles. Georgetown 14 has no competition within 7.5 miles, servicing a population of 240,000 according to the 2010 census.

According to our forecasts, once we convert the theaters to a dine-in model similar to Studio Movie Grill, FullCircle Entertainment Inc. revenue is forecasted to increase to approximately $4.5 million, with forecasted net income of approximately $870,000 in 2018 after a full year of operating as a restaurant with entertainment.

Recently we have had meetings with a locally owned bank that wishes to have a presence on the west side of Indianapolis.

Our meetings have been focused on four activities:

1.

They have interest in purchasing our mortgage so that they are involved on the ground floor of our conversion.

2.

They wish to locate a small bank branch on our property so they can have a presence on the west side of Indianapolis.

3.

They have interest in participating in our private memorandum to assist in the initial funding to begin the conversions.

4.

They have interest in providing funding for the building conversion to a restaurant and some additional shops.

We have scheduled another meeting to take place within the next 30 days after they have completed their due diligence and have reviewed our financial documents.

We continue to struggle with theater attendance especially at night since our area still has a high crime image. Actually, the crime in the area is very low compared to the past because of the new developments, but the image lingers.

It is important to note that as part of our property “renewal” plans we will substantially increase the lighting and camera surveillance of our parking lot. To properly identify the “turning our parking lot into daylight” this would be similar to the many car dealerships around the country that are very bright at night. We wish to provide the most secure parking area of any theater in Indianapolis.

Performances of other existing theaters that have made this conversion have had even greater percentages increases. Of course, these forecasted estimates depend on a number of assumptions.

No assurances can be made at this time as to the success of our plan to acquire the funding and lease or sell the property.

On February 20, 2016 we received a Letter of Intent (LOI) for the purpose of leasing or purchasing a portion of our parking lot. The LOI purpose is to use the south end of the parking lot for a mixed-use building housing retail shops and millennium apartments. At this time the developer is engaged in a feasibility study. If this purchase for the development moves forward it will provide some working capital as well as improve the value of our remaining property. The area being discussed is approximately one acre in size.

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

We have signed consulting agreements with two Acquisition Managers for the purpose of assisting in our acquisition process in Louisiana and South Carolina and to assist the CEO in the due diligence requirements necessary to determine each DME’s suitability to become part of our mission. Obviously, we cannot be in two places at once so everything with our Louisiana Medical is primed ready to go but we cannot move forward with this plan until the theater has become profitable.

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

Debt:

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business. As of June 30, 2015, we have approximately $1,151,000 in unsecured notes payable. The majority of our unsecured notes are with insiders of the company and does not require any debt maintenance at this time, as interest is accrued.

We have a mortgage of approximately $4,373,000 for our property in Indianapolis and approximately $301,000 of an outstanding balance on our digital equipment lease, which is also secured.

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

•

increase our cost of borrowing;

•

restrict us from making strategic acquisitions;

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

Results of Operations for the Three-Month and Six-Month Periods Ended June 30, 2016 and 2015.

Revenues during the three months ended June 30, 2016 were $303,015 with a cost of sales of $91,246, yielding a gross profit of $211,769 or 70%. This compares to $314,470 in revenues for the same period in 2015, with a cost of sales of $114,319, yielding a gross profit of $200,151 or 64%.

Revenues during the six months ended June 30, 2016 were $559,099, with a cost of sales of $155,280, yielding a gross profit of $403,819 or 72%. This compares with $630,549 in revenues for the same period in 2015, with cost of sales of $223,117, yielding a gross profit of $407,432 or 65%.

Selling, general, and administrative expenses during the current three-month period ended June 30, 2016 were $104,529, resulting in an income before depreciation of $107,240, compared to selling, general and administrative expenses during the three month period ended June 30, 2015 of $228,329, resulting in an operating loss before depreciation and amortization of $28,178. Operating expenses have decreased in 2016 because of the credits received on our property taxes from our appeals.

Depreciation expense totaled $75,126 resulting in operating income of $32,114 for the three-month period ended June 30, 2016. Depreciation expense in the same period in 2015 was $66,599 resulting in an operating loss of $94,777. Depreciation expense during the six-month period ended June 30, 2016 was $150,252, resulting in an operating loss of $40,584. Depreciation expense in the same period in 2015 was $133,199, resulting in an operating loss of $222,930.

Interest expense for the three months ended June 30, 2016 was $90,573, producing a net loss for the period of $58,460, compared to interest expense of $90,353, resulting in a net loss of $185,130 during the same period in 2015. Interest expense during the six months ended June 30, 2016 was $177,674, producing a net loss for the period of $218,258 compared to interest expense of $176,829, resulting in a net loss of $399,759 during the same period in 2015.

Outside the direct theater operation expenses of FullCircle Entertainment, Inc., depreciation, interest expense, SEC compliance cost for auditors, accountants, consultants and attorneys continue to be the major part of our expenses.

The theater industry typically does well during the May and June months because local schools are out during these months with July being considered our high season. However, again this year we did not receive any strong movies which severely impacted our revenues during the high season.

Liquidity and Capital Resources

At June 30, 2016 the Company had total assets of $5,150,253 compared to $5,315,979 on December 31, 2015. The Company had total assets consisting of $4,759 in cash, $4,892 in inventory, $24,256 in accounts receivable, $10,870 in utility deposits, $5,105,476 of net fixed assets in Georgetown 14, which includes accumulated depreciation of $1,457,801. Total assets at December 31, 2015 consisted of $17,313 in cash, $3,267 in inventory, $28,496 accounts receivable, $10,870 in utility deposits, $305 in prepaid expenses, and $5,255,728 of net fixed assets in Georgetown 14, which includes accumulated depreciation of $1,307,549.

At June 30, 2016 the Company had $6,420,234 in total liabilities. Total liabilities include $94,487 in accounts payable, $5,931 in accrued expenses, $361,399 in accrued interest, $35,891 in preferred dividends payable, $30,000 in notes payable, $1,121,273 of notes payable-related party, $4,500,182 of current portion of long-term debt, $96,822 in accrued property taxes and $174,249 of the long term portion of our digital equipment note.

Total liabilities at December 31, 2015 were $6,374,179, which was comprised of $90,111 in accounts payable, $13,373 in deferred income, $8,845 in accrued expenses, $234,588 in accrued interest, $33,124 in preferred dividends payable, $30,000 in notes payable, $1,081,653 of notes payable-related party, $4,477,921 of current portion of long-term debt, $148,190 in accrued property taxes and $256,374 of the long term portion of our digital equipment note.

Net cash provided by operating activities for the six months ended June 30, 2016 was $2,690 compared to net cash used by operating activities for the six months ended June 30, 2015 of $56,616. During the six months ended June 30, 2016, $0 was used on investing activities, and $15,244 was used by financing activities. For the same period in 2015, $0 was used in investing activities and $53,068 was provided by financing activities.

As of June 30, 2016 we had capital commitments of a mortgage and the digital equipment loan for $4,674,431 for Georgetown 14 Theater. We are currently focused on increasing revenues from our operations and reducing debt through converting notes payable to common stock. We may also seek funding from securities purchases or from lenders offering favorable terms. No assurance can be given that we will be able to obtain the total capital necessary to fund our new business plans. In such an event, this may have a materially adverse effect on our business, operating results and financial condition.

We require additional capital to supplement our anticipated revenues and fund our continuing operations. We have relied upon advances from directors, officers and shareholders and we have issued stock to finance our operations to this point.

The Company also currently owes $30,000 in notes payable and $1,121,273 in notes payable to related parties. Our auditors have expressed concern that the Company has experienced losses from operations and negative cash flows from operations since inception. We have negative working capital and a capital deficiency at June 30, 2016. As of June 30, 2016 the stockholders deficit is $1,269,981 compared to a deficit of $1,058,200 on December 31, 2015. These conditions raise substantial doubt about our ability to continue as a going concern.

Factors That May Impact Future Results

At the time of this report, we had insufficient cash reserves and receivables necessary to meet forecasted operating requirements for FullCircle Registry, Inc.

The current expansion of the Company’s business demands that significant financial resources be raised to fund capital expenditures, working capital needs, conversion of the theater into a restaurant with entertainment and debt service. Current cash balances and the realization of accounts receivable will not be sufficient to fund the Company’s current business plan for the next twelve months. Consequently, the Company is currently seeking funds to provide the necessary capital to meet the Company’s expansion needs. Management continues to negotiate with existing shareholders, financial institutions, new investors, and other accredited investors in order to obtain working capital necessary to meet current and future obligations and commitments.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no pending legal proceedings.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three-month period ending June 30, 2016 the company issued no shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We have been delinquent in payments on the first mortgage on our property; however, we negotiated a mortgage payment moratorium until July 31, 2016. The revenues from the theater are not sufficient for us to remain current with our mortgage payments. As of the date of this Report we are delinquent in payment of our real estate note, but we continue negotiations with the lender.

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

FULLCIRCLE REGISTRY, INC.

Date: August 22, 2016

/s/ Matthew T. Long

Matthew T. Long

Acting President and Acting Chief Financial Officer

Chief Executive Officer

Chief Financial Officer