Form 10-Q
period 2016-09-30
FULLCIRCLE REGISTRY INC
filed 2016-11-21
CIK 1127993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-51918

FULLCIRCLE REGISTRY, INC.

(Exact Name of Registrant as Specified in Its Charter)

NEVADA (State or Other Jurisdiction of Incorporation or Organization)	61-1363026 (I.R.S. Employer Identification No.)

1125 Summit Drive, Shelbyville, KY 40065-9540

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

Yes      . No  X .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 187,606,258 Class A common shares as of November 17, 2016.

FORM 10-Q

FULLCIRCLE REGISTRY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FullCircle Registry, Inc.
Consolidated Balance Sheets
ASSETS
	September 30,	December 31,
	2016	2015
	Unaudited	Audited
Current Assets
Cash	$-	$17,313
Inventory	4,227	3,267
Accounts receivable, net	26,615	28,496
Prepaid expenses	445	305
Total Current Assets	31,287	49,381
Fixed Assets
Property and equipment	6,574,608	6,563,277
Accumulated depreciation	(1,532,927)	(1,307,549)
Total Fixed Assets	5,041,681	5,255,728
Other Assets	10,870	10,870
TOTAL ASSETS	$5,083,838	$5,315,979
LIABILITIES & STOCKHOLDERS DEFICIT
Liabilities
Current Liabilities
Current portion of long term debt	$4,501,873	$4,477,921
Accounts payable	98,277	90,111
Deferred rental income	-	13,373
Accrued property taxes	139,218	148,190
Other accrued expenses	5,534	8,845
Preferred dividends payable	37,407	33,124
Note payable related parties	1,147,480	1,081,653
Note payable	30,000	30,000
Accrued interest	428,864	234,588
Total Current Liabilities	6,388,653	6,117,805
Long Term Liabilities
Equipment note payable, less current portion	134,141	256,374
Total Long Term Liabilities	134,141	256,374
Total Liabilities	6,522,794	6,374,179
Stockholders' Deficit
Preferred stock, authorized 10,000,000 shares of $.001 par value
Preferred A, issued and outstanding is 10,000	10	10
Preferred B, issued and outstanding is 300,600	300	300
Common stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding shares of 187,443,238 and 185,754,300 shares respectively	187,444	185,755
Additional paid-in-capital	9,398,089	9,390,532
Accumulated deficit	(11,024,799)	(10,634,797)
Total Stockholders’ Deficit	(1,438,956)	(1,058,200)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$5,083,838	$5,315,979
The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015

Revenues	$261,568	$287,858	$820,667	$918,407
Cost of sales	81,378	80,159	236,658	303,276
Gross profit	180,190	207,699	584,009	615,131
Operating expenses
Selling, general & administrative	194,250	3,981	488,401	501,144
Total operating expenses	194,250	3,981	488,401	501,144
Income (loss) before depreciation & amortization	(14,060)	203,718	95,608	113,987
Depreciation
Depreciation expense	(75,126)	(66,599)	(225,378)	(199,798)
Operating income (loss)	(89,186)	137,119	(129,770)	(85,811)
Other expense
Interest expense	(78,275)	(90,535)	(255,949)	(267,364)
Total other expense	(78,275)	(90,535)	(255,949)	(267,364)
Net income (loss) before income taxes	(167,461)	46,584	(385,719)	(353,175)
Income taxes	-	-	-	-
Net income (loss)	$(167,461)	$46,584	$(385,719)	$(353,175)
Net basic and fully diluted income (loss) per share	$(0.001)	$0.000	$(0.002)	$(0.002)
Weighted avg shares outstanding/Basic	187,443,238	174,117,482	186,882,313	166,840,797
Weighted avg shares outstanding/Diluted	216,734,771	195,838,857	216,216,791	187,842,954
The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months
	Ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(385,719)	$(353,175)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	225,378	199,798
Stock issued for services	4,246	162,117
Stock returned to treasury	-	(25)
Change in assets and liabilities
(Increase) decrease in prepaid expenses	(140)	694
Decrease in accounts receivable	1,881	5,740
Increase in inventory	(960)	(1,576)
Increase (decrease) in accounts payable	8,166	(2,286)
Increase in accrued interest	194,276	67,409
Decrease in accrued expenses and other current liabilities	(12,283)	(156,035)
Decrease in prepaid rental income	(13,373)	-
Net cash provided by (used in) operating activities	21,472	(77,339)

Cash flows from investing activities
Purchase of property and equipment	(11,331)	-
Net cash used in operating activities	(11,331)	-

Cash flows from financing activities
Payments on mortgage payable	-	(98,092)
Payments on digital equipment financing payable	(98,281)	(78,752)
Proceeds from notes payable related parties	65,827	192,252
Proceeds from sale of common stock	5,000	62,500
Net cash provided by (used in) financing activities	(27,454)	77,908
Net increase (decrease) in cash	(17,313)	569
Cash at beginning of period	17,313	6,316
Cash at end of period	$-	$6,885

Supplemental cash flow information
Cash used for:
Interest	$61,673	$199,955
Non-cash transactions
Stock issued for services	$4,246	$162,117
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

The accompanying un-audited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2015 Annual Report on Form 10-K. Operating results for the three-months and nine-months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

NOTE 2. GOING CONCERN.

The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered recurring losses, negative working capital and is dependent upon raising capital to continue operations. The Company has incurred losses resulting in an accumulated deficit of $11,024,799 and $10,634,797 as of September 30, 2016 and December 31, 2015, respectively

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to generate additional working capital by increasing revenue as a result of new sales and marketing initiatives and by raising additional capital from investors.

Management's plans with regards to these issues are as follows:

•

Raising new investment capital in the form of loans, sufficient to invest in theater operations improvements that will result in continual quarterly revenue growth until revenues are sufficient to meet operating expenses on an ongoing basis.

•

Leasing or developing our Georgetown 14 Cinema property, which may involve developing a portion of our parking area.

•

Maintaining the Company mission of minimal overhead costs while sourcing services in consulting roles to keep overhead costs at a minimum.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually attain profitable operations. The latter part of this 3rd quarter was focused on installing the new management team of Jon R. Findley, CEO and Matthew T. Long, President and CFO, to replace the Company’s former President and CFO, Norman Frohreich. This new team has successfully established strong working relationships with the Company’s Board and theater staff, focused on the transition of the theater to Mr. Findley’s new “Dine-In Lite” business model. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3. STOCKHOLDERS’ EQUITY

During the nine-month period ended September 30, 2016 the company issued an aggregate amount of 1,688,938 shares of common stock. The following is a listing of the common stock transactions.

1,000,000 shares of Common Stock were issued for $5,000 in cash, at $.005 per share, for working capital.

528,768 shares of Common Stock were issued for $2,645 or $.005 per share, for consulting services.

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

Common stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding 187,443,238 on September 30, 2016 and 185,754,300 on December 31, 2015. The common stock has one vote per share. The common stock is traded on the OTCBB (now “OTC Pink”) under the symbol FLCR.

The Company has not paid, nor declared, any dividends associated with its common stock since its inception and does not intend to declare any such dividends in the foreseeable future. The Company's ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that the corporation's assets exceed its liabilities and the Company can to pay its debts as they become due in the usual course of business.

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

NOTE 5. SUBSEQUENT EVENT

The Company evaluated subsequent events through the date the financial statements were issued and filed with the SEC. There were no subsequent events that required recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General Information

Where this Form 10-Q includes “forward-looking” statements within the meaning of Section 27A of the Securities Act, we desire to take advantage of the “safe harbor” provisions thereof. Therefore, FullCircle Registry, Inc., is including this statement for the express purpose of availing itself of the protections of such safe harbor provisions with respect to all of such forward-looking statements. The forward-looking statements in this Form 10-Q reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. In this Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “future” and similar expressions identify forward-looking statements. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section. We have based these forward-looking statements on our current expectations and projections about future events, including, among other things:

•

Attracting immediate financing to fund new investments in theater operations targeted at increasing revenue;

•

Improving the number of new Hollywood releases the theater receives;

•

Improving the overall attractiveness and appeal of the theater to better deliver on customer expectations;

•

Better serving our target market and surrounding community with film scheduling and special events; and

•

Creating a more competitive position by transitioning to our new Dine-In Lite business model.

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

In addition to the parent company, FullCircle Registry, Inc., we previously have established subsidiaries to operate in the following business sectors: entertainment, distribution of medical supplies, insurance agency and prescription assistance services.  Our entertainment subsidiary, FullCircle Entertainment, Inc. is currently our only active subsidiary, whereas FullCircle Medical Supplies, Inc., FullCircle Insurance Agency, Inc. and FullCircle Prescriptions, Inc. are currently inactive.

In 2010, within our FullCircle Entertainment, Inc. subsidiary, we purchased our first property, in Indianapolis, Indiana, that contains the Georgetown 14 Digital Cinemas.  Revenues within FullCircle Entertainment, Inc. since the purchase of Georgetown 14 Digital Cinemas,  were predominantly from the movie theater operations. The Company’s Board and executive team is entirely focused on movie theater entertainment as the Company’s sole primary business.

New Business Plan and Direction

Our new business plan is to create a “recipe for success” incorporating our new mission statement:

FullCircle Registry, Inc.’s, mission is to develop a more lucrative model for dine-in cinema that uniquely fits our urban market setting, offering comfortable recliner seating, international cuisine as well as popular food menu selections and film scheduling that caters to our diverse community – but without the high overhead cost of full kitchen service and in-theater wait staff.

We have actively begun our transition to this new business model and will be announcing our progress through PR newswire releases.

Funding for Theater Improvements and Operating Capital

The Company is preparing to raise funding that will be allocated specifically for theater improvements. These planned uses will be targeted to increasing revenue from increased attendance and food concessions sales.

Most of our professional consulting services have been paid for with our Common Stock. We are nearing the 200 million authorized share amount and may need to increase that level to enable us to continue to issue shares for services. We continue to monitor authorized shares in the event we need to increase shares in accordance with our Bylaws and Articles of Incorporation.

FullCircle Entertainment, Inc.

In 2010 we established FullCircle Entertainment, Inc. (“FullCircle Entertainment”) for the purpose of acquiring movie theaters and other entertainment venues.

On March 31, 2010, FullCircle Entertainment purchased Georgetown 14 Cinemas, a movie theater complex property at 3898 Lafayette Road, Indianapolis, Indiana 46224.

A summary of the Georgetown 14 acquisition follows:

•

The 8-acre property purchase price was $5.5 million.

•

The appraised value was $7.85 million.

•

Assumed mortgage was $5,047,841 with issuance of Company stock valued at $452,159.

•

15 to 22 employees depending on season.

In January 2012, we converted all of our screens to a digital format and installed 3D capability at a cost of $790,000, which we financed with a secured loan. The digital format offers a crisper view and allows the exhibition of 3D movies on three of our screens.

In late 2015, the mortgage on our property was transferred to another lender, and we negotiated a mortgage payment moratorium until July 31, 2016. For some time, revenues from theater operations have not been sufficient for us to remain current with our mortgage payments. Subsequent to September 30, 2016, as of the date of this Report we remain delinquent in payment of our real estate note, but we continue negotiations with the lender. Building theater net profits to the point where we can pay all monthly liabilities is the first milestone of the Board and the executive team. After reaching this goal, the theater will be in position to increase net profits and improve shareholder value.

During 2016, contingent on our funding status, we plan to improve our theater operations to allow us to offer:

•

Brighter LED lighting in our parking lot for the added security and convenience of our customers

•

Film festival and private party events

•

Dine-in cinema with new recliner seating and new food cuisine

•

Scheduling more Spanish language films from Hollywood and Mexico

•

Expanding film offerings to attract our Asian-Indian community, including Bollywood titles

Although our new “Dine-In Lite” business model, as discussed below, greatly reduces the amount of capital required to drive this transition, we remain at a pre-funding stage and currently have no contracts, agreements, or understandings for additional funding. In such an event, this may have a materially adverse effect on our business, operating results and financial condition. No assurance can be given that we will be able to obtain the total capital necessary to fund our new business plans. In such an event, this may have a materially adverse effect on our business, operating results and financial condition.

A portion of the building housing the Georgetown Digital Cinemas also includes a grocery store space, which we lease to an independent operator. In 2014 we renewed our lease to Save-A-Lot Stores, a grocery store operator, for another seven years with three five year options.

We received a new real estate tax assessment for 2016 that did not take into consideration our 2015 assessment adjustment so we have started the appeal process again. The Company believes it will soon confirm all possible tax adjustments so that we can better budget our annual costs in this area.

Our New Business Model for Georgetown 14 Cinemas

For several years, large theater chains such as AMC and industry start-ups like Studio Movie Grill have been reinventing the theater business – with more restaurant-style food choices and greater comfort. Audiences at an ever-growing number of “dine-in theaters” can order such dishes as chicken salad rolls or limoncello-tossed shrimp. More middle-of-the-road fare is also available, like cheeseburgers and chicken Caesar salads. Seats in these in-theater dining cinemas are big and plush. Lobbies are luxurious. A full bar is standard.

The dine-in theater business concept has been validated, with increased theater revenues following conversion to in-theater dining and quickly trending up. Different theater groups have developed different styles of food services. Some allow customers to order food and drinks throughout the movie presentation, while some limit food and beverage ordering to before the start of the film. But they all share certain similarities: 1) a complete kitchen operation, like a restaurant inside of a theater, 2) a full “meal menu”, often with higher-priced cuisine, and 3) in-theater wait staff.

FullCircle Entertainment’s business concept follows the successful growth of dine-in cinema, but we’re implementing a different strategy called “Dine-in Lite,” which is carefully designed to provide superior seating and food service, but eliminates the expense of our competitors’ restaurant-in-theater concepts.

Conversion to “Dine-In Lite”

After extensive brand name research, the Company filed for the service mark “Cinema Lounge” with the United States Patent & Trademark Office covering International Classifications 041 (movie theaters) and 043 (bar & restaurant services). The Company also owns the cinemalounge.net domain name. In early 2017, the Company will be complete the re-branding process and Georgetown 14 Cinemas begin operations as Cinema LoungeTM.

The Cinema Lounge logo will be prominently displayed on a new theater entrance façade, taking advantage of a matching grant we expect to receive from the International Marketplace Coalition. The new entrance would extend twelve feet above the current building roofline, giving the theater a recognizable identity it has lacked since its original design in 1983. Skylightsare to be affixed the top of the façade tower, broadcasting our location in a traditional “show biz” fashion.

Conversion to Recliner Seating

The Company’s plan is to convert 10 of the 14 theaters to luxury recliner seating as part of a comprehensive interior upgrade. The remaining auditoriums will stay in a stadium seating configuration to better fit the theater’s special event and film festival strategies. The seating conversion should be completed during 2017, using a roll-out schedule that reduces impact to revenue.

We are anticipating making our first order of new recliner seating near the end of 2016. Our selected seating vendor, Irwin Seating Company, builds all their extremely durable seating products in Grand Rapids, MI. Irwin clients include Regal Theaters, Cinemark and Alamo Drafthouse. They will be assisting us in theater conversion design as well as installation.

Catering Services Instead of Kitchen Facilities

A key part of our Dine-In Lite strategy is to eliminate the need of a restaurant-style kitchen while still providing a unique new dining experience. Our new menu will present unique international food items, working with popular ethnic restaurants within the International Marketplace to present theater patrons with a wider variety of innovative food choices. Select menu items from these restaurants are brought into the theater’s new International Cuisine serving area every Friday, Saturday and Sunday evening.

Bringing Theater Back to Full Operations

Georgetown Cinemas has been operating with just 11 of our 14 theaters available for film presentation. In order to cope with decreasing revenues, critical projector and related technology repairs have been postponed. The Board and executive team are committed to getting all theaters fully-functional. With all 14 theaters scheduling films, rentals or special promotional events, the Company is confident in its ability to generate revenue margins that will result from targeting newly proposed investor funding for the designated expenditures that will permit the theater to perform at its peak potential.

Our Corporate Information

Our principal executive offices are located at 1125 Summit Drive, Shelbyville, Kentucky, 40065, and our telephone number is (502) 410-4500. Our current website address is www.fullcircleregistry.com. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this report.

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

The theater business has changed. With the new access to movies for home viewing shortly after new releases occur more people are viewing these releases four to five weeks after the theater has shown those released. We believe that this is causing some of the decline in attendance as well as the poor movies being released. The Company’s new “Dine-In Lite” business model will fine-tune the proven dine-in cinema success model that is the future of movie theater entertainment – greater comfort with greater food selection.

Debt

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business. As of September 30, 2016, we have approximately $1,177,480 in unsecured notes payable. The majority of our unsecured notes are with insiders of the company and does not require any debt maintenance at this time, as interest is accrued.

We have a mortgage of approximately $4,373,001 for our property in Indianapolis and approximately $263,013 of an outstanding balance on our digital equipment lease, which is also secured.

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

Results of Operations

Revenues during the three months ended September 30, 2016 were $261,568 with a cost of sales of $81,378, yielding a gross profit of $180,190 or 69%. This compares to $287,858 in revenues for the same period in 2015, with a cost of sales of $80,159, yielding a gross profit of $207,699 or 72%.

Revenues during the nine months ended September 30, 2016 were $820,667, with a cost of sales of $236,658, yielding a gross profit of $584,009 or 71%. This compares with $918,407 in revenues for the same period in 2015, with cost of sales of $303,276, yielding a gross profit of $615,131 or 67%.

Selling, general, and administrative expenses during the current three-month period ended September 30, 2016 were $194,250, resulting in a loss before depreciation of ($14,060), compared to selling, general and administrative expenses during the three month period ended September 30, 2015 of $3,981, resulting in operating income before depreciation and amortization of $203,718. Operating expenses have increased in 2016 as compared to 2015, as in 2015 we received a significant credit on property tax we owed as a result of our successful property tax assessment appeal, no such credit was received in 2016.

Depreciation expense totaled ($75,126) resulting in operating loss of ($89,186) for the three-month period ended September 30, 2016. Depreciation expense in the same period in 2015 was ($66,599) resulting in an operating income of $137,119. Depreciation expense during the nine-month period ended September 30, 2016 was ($225,378), resulting in an operating loss of ($129,770). Depreciation expense in the same period in 2015 was ($199,798), resulting in an operating loss of ($85,811).

Interest expense for the three months ended September 30, 2016 was ($78,275), producing a net loss for the period of ($167,461), compared to interest expense of ($90,535), resulting in a net income of $46,584 during the same period in 2015. Interest expense during the nine months ended September 30, 2016 was ($255,949), producing a net loss for the period of ($385,719) compared to interest expense of ($267,364), resulting in a net loss of ($353,175) during the same period in 2015.

Outside the direct theater operation expenses of FullCircle Entertainment, Inc., depreciation, interest expense, SEC compliance cost for auditors, accountants, consultants and attorneys continue to be the major part of our expenses.

Liquidity and Capital Resources

At September 30, 2016 the Company had total assets of $5,083,838 compared to $5,315,979 on December 31, 2015. The Company had total assets consisting of $0 in cash, $4,227 in inventory, $26,615 in accounts receivable, $10,870 in utility deposits, $445 in prepaid expenses and $5,041,681 of net fixed assets in Georgetown 14, which includes accumulated depreciation of ($1,532,927). Total assets at December 31, 2015 consisted of $17,313 in cash, $3,267 in inventory, $28,496 accounts receivable, $10,870 in utility deposits, $305 in prepaid expenses, and $5,255,728 of net fixed assets in Georgetown 14, which includes accumulated depreciation of ($1,307,549).

At September 30, 2016 the Company had $6,522,794 in total liabilities. Total liabilities include $98,277 in accounts payable, $5,534 in accrued expenses, $428,864 in accrued interest, $37,407 in preferred dividends payable, $30,000 in notes payable, $1,147,480 of notes payable-related party, $4,501,873 of current portion of long-term debt, $139,218 in accrued property taxes and $134,141 of the long term portion of our digital equipment note.

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

Net cash provided by operating activities for the nine months ended September 30, 2016 was $21,472 compared to net cash used by operating activities for the nine months ended September 30, 2015 of ($77,339). During the nine months ended September 30, 2016, ($11,331) was used on investing activities, and ($27,454) was used by financing activities. For the same period in 2015, $0 was used in investing activities and $77,908 was provided by financing activities.

As of September 30, 2016 we had capital commitments of a mortgage and the digital equipment loan for $4,636,014 for Georgetown 14 Theater. We are currently focused on increasing revenues from our operations and reducing debt through converting notes payable to common stock. We may also seek funding from securities purchases or from lenders offering favorable terms. No assurance can be given that we will be able to obtain the total capital necessary to fund our new business plans. In such an event, this may have a materially adverse effect on our business, operating results and financial condition.

The Company also currently owes $30,000 in notes payable and $1,147,480 in notes payable to related parties. Our auditors have expressed concern that the Company has experienced losses from operations and negative cash flows from operations since inception. We have negative working capital and a capital deficiency at September 30, 2016. As of September 30, 2016 the stockholders deficit is $1,438,956 compared to a deficit of $1,058,200 on December 31, 2015. These conditions raise substantial doubt about our ability to continue as a going concern.

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

The Company does not anticipate that any of the recently issued Statement of Financial Accounting Standards will have a material impact on its Statement of Operations or its Balance Sheet.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine-month period ended September 30, 2016 the company issued an aggregate amount of 1,000,000 unregistered shares of common stock. The following is a listing of the unregistered common stock transactions.

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

Date: November 21, 2016

/s/ Jon R. Findley

Jon R. Findley

Chief Executive Officer