Form 10-K
period 2016-12-31
FULLCIRCLE REGISTRY INC
filed 2017-04-17
CIK 1127993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

  X .Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

      .Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 333-51918

FULLCIRCLE REGISTRY, INC.

(Exact name of registrant as specified in its charter)

NEVADA	87-0653761
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1125 Summit Drive, Shelbyville, Kentucky 40065

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

The aggregate market value of the voting stock of the registrant held by non-affiliates (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the registrant’s common stock) of the registrant as of June 30, 2016 was approximately $336,209 for 112,444,447 shares at $.00299 per share.

The number of shares outstanding of the issuer's Common Stock, as of April 10, 2017 was 191,954,084.

PART I

ITEM 1.  Business.

Current Mission Statement

Our mission is to build shareholder value through new business development within the parent Company and by maximizing the potential of the Company's movie theater holdings.

History

Our initial business began in 2000 with the formation of FullCircle Registry, Inc (“FullCircle” or the “Company”).  At that time, FullCircle was a technology-based business that provided emergency document and health record retrieval services.

The Company’s records retrieval technology was sound, but our marketing strategy targeted individuals as our potential customers, not health-based companies. As the records and documents retrieval business model emerged, competitors seized upon the opportunity to provide retrieval services to businesses. As a result of these industry trends, the Company’s individual-based records retrieval solution became unmarketable.

The Company then initiated a series of new business models intended to provide value for the Company’s shareholders. Since 2008, the Company has created four subsidiaries to focus on additional business opportunities in the distribution of insurance agency, prescription assistance services, medical supplies, and movie theater entertainment.

The FullCircle Registry website is www.fullcircleregistry.com, which has links to all SEC filings, updates on the theaters continued conversion to our new Dine-In Cinema LITE business model and information on the Company’s other business developments.

FullCircle Insurance Agency, Inc.

In 2008, we established the wholly-owned subsidiary FullCircle Insurance Agency, Inc. for the purpose of assisting businesses and individuals acquire health insurance coverage. The Company never had more than one licensed insurance agent. Financial problems in the health insurance industry with AIG and other major industry players, along with uncertainty surrounding the Affordable Care Act, led to the Company’s decision to suspend business operations. This subsidiary was dissolved on March 6, 2017.

FullCircle Prescription Services, Inc.

Also in 2008, the wholly-owned subsidiary FullCircle Prescription Services, Inc. was established for the purpose of handling prescription assistance services programs. Its mission was to assist consumers in finding medications at discounted rates. As political trends evolved, largely influenced by large pharmaceutical companies, the re-importation of generic drugs manufactured by U.S. companies became disfavored by the U.S. Government. These industry changes led to the suspension of business and the dissolution of the subsidiary on March 6, 2017.

FullCircle Medical Supplies, Inc.

In 2013, we established the wholly-owned subsidiary FullCircle Medical Supplies, Inc for the purpose of entering into the durable medical equipment (“DME”) supply business sector. The expected business opportunity, acquiring medical supply businesses and other related medical supply services in the Sun Belt states, never materialized, leading to suspended operations and dissolution on March 6, 2017.

FullCircle Entertainment, Inc.

The Company’s entertainment subsidiary, FullCircle Entertainment, Inc. (“FullCircle Entertainment”), was established in 2010 for the purpose of acquiring movie theaters and other entertainment venues. On December 31, 2010, FullCircle Entertainment purchased Georgetown 14 Cinemas, a fourteen-theater movie complex located on eight acres at 3898 Lafayette Road, Indianapolis, IN 46254 for a purchase price of $5.5 million. Currently, the operation of this theater (and the lease of a grocery store within the structure) is the Company’s sole business and source of revenue.

Company’s Financial Performance

As the Company suspended operations of all other subsidiaries, Company revenue became solely dependent upon FullCircle Entertainment’s theater business.  Gross revenues declined from $1,497,813 in 2014, to $1,142,484 in 2015. Lower revenues impacted operations at Georgetown 14 Cinemas, including staffing and the maintenance of digital servers and projectors. By August, 2016, the theater had only 10 of 14 projectors in service, severely affecting our revenue potential. In September, 2016, new management quickly addressed badly needed projector repairs, placing two of the four inoperable digital projectors back in service by late Fall, FullCircle Entertainment ended 2016 with an uptrend in ticket sales, finishing 2016 with gross revenue of $1,087,650.

Movie Theater Competition

As the Company is currently dependent upon FullCircle Entertainment as its sole source of revenue, the ability of Georgetown 14 Cinemas to successfully attract and sustain customers is the Company’s highest priority. The motion picture exhibition industry is highly competitive. Our theaters compete against regional and independent operators as well as the larger theater circuit operators. In addition to competition with other motion picture exhibitors, our theaters face competition from a number of alternative motion picture exhibition delivery systems, such as cable television, satellite and pay-per-view services, Netflix and home video systems. The expansion of such delivery systems could have a material adverse effect upon our business and results of operations. We also compete for the public’s leisure time and disposable income with all forms of entertainment, including sporting events, concerts, live theatre and restaurants.

We believe that we enjoy a competitive advantage in that there are no competitive theaters within a 7.5 mile radius of our theater.  In a five-mile radius of our theater, there are an estimated 240,000 wall-to-wall people, according to the 2010 census.  No other theater location in Indianapolis has a comparable market area.

“Dine-In Cinema LITE” Business Model

In recent years, the movie theater business model has changed, responding to the need to attract customers who now have extensive home entertainment sources for watching theatrical films. Beginning in 2010, many U.S. theater companies started converting to enhanced food and beverage services. This transition to improved food offerings was quickly followed by theaters transforming their auditoriums to luxury reclining seating. In the Indianapolis area, the rapid growth of theater chain Studio Movie Grill has demonstrated the viability of offering new food choices, recliner seating and alcoholic beverage service. The Studio Movie Grill/College Park theater located at 3535 W. 86th Street, Indianapolis, IN achieved a 700% increase in annual food and beverage sales since their conversion to a dine-in cinema between October, 2013 and June, 2016 (Source: Rentrak).

Recognizing the value of this new emerging business model, and the need to competitively reposition the theater, the Company’s former CEO, Norman L. Frohreich, initiated a new strategic direction to convert Georgetown 14 Cinemas into an “In-Theater Dining” experience and replace the stadium seating with recliner lounge seating. The first phase of the transition plan was to convert the theater’s smallest auditorium into a full-service kitchen and convert four auditoriums into luxury recliner seating and begin serving an expanded menu and beverages. Phase two called for the additional theaters to be converted to recliner seating, with the vision of converting all theaters over a period of a two years. Mr. Frohreich’s financial projections called for an investment of approximately $1.5 million, and estimated that FullCircle Entertainment revenues could be increased to $2.7 to $3.0 million level in the first year after conversion, which would be more than double the theater’s revenue at the time of the initial plan.  Of course, these pro forma estimates depended on a number of assumptions.

Jon Findley began consulting with Mr. Frohreich in December, 2015 to assist in the development of the dine-in cinema business model. After Mr. Frohreich’s unexpected death in August, 2016, the Board appointed Mr. Findley CEO and charged him with the responsibility of moving forward as quickly as possible to implement the new business strategy. By the end of 2016, Mr. Findley refocused the theater’s transitional strategy to “Dine-In Cinema LITE.”

The primary differences between the earlier conversion strategy and Dine-In Cinema LITE include:

•

Smaller Kitchen. Construction of a smaller kitchen in existing space adjacent to the theater lobby, resulting in retention of the theater which had been planned to be taken out of service for the full-service restaurant kitchen envisioned as part of the initial plan. Our LITE model reduces capital funding requirements and maintains revenue from the retained theater.

•

Smaller and More Affordable Food Menu. Many dine-in cinemas have opted to present a full-service restaurant menu with higher-priced fare. Our LITE model focuses on providing a more limited “comfort food” offering that is priced within a more acceptable range for our urban customers.

•

Carry-In vs. In-Theater Service. Many dine-in cinemas have wait staff to take orders from customers inside the theater. Our LITE model reduces the high labor cost of having staff service customers in the same manner as a restaurant. Instead, our plan is similar to NFL food service, in which customers carry-in their own food items. We will also explore a modified plan to deliver food items to a central pickup location within each theater.

•

Alcohol Service. We are waiting to add beer, wine and liquor until our new food service is firmly established. Our LITE model eliminates the separate bar area that many theaters have opted to build, which are largely unoccupied. Instead, our emphasis will be serving alcoholic beverages to our customers as part of their initial food and beverage order at the time tickets are purchased.

•

Recliner Seating Rows. Instead of converting all theaters to luxury recliner seating, we will only convert a limited number of rows of our traditional stadium seating to recliners. Initially, recliner seating rows will only be added to our larger auditoriums. Once we achieve consistent sellout of these rows, we will add some additional rows of recliners. Our LITE model greatly reduces the cost of luxury recliner seating in two ways: 1) far fewer recliner chairs required to equip rows instead of full auditoriums, and 2) leasing instead of purchasing the recliner chairs. We plan to wait to add recliner seating until both food and alcoholic services are well established.

We believe our Dine-In Cinema LITE strategy is particularly well-suited to our urban location and the customers we serve. The Company is focused on proving that these new approaches to the movie theater industry’s current in-theater dining models can be implemented in a manner which controls costs while still upgrading our revenue potential. We also see the opportunity to extend the LITE strategy to other urban markets based on future analysis of possible market expansion. Although the business model is somewhat different from that of Studio Movie Grill, we believe we can experience a similar robust growth as we implement our Dine-In Cinema LITE strategy.

Company Operations

Since September, 2016, the Company’s CEO, Jon Findley, has directly supervised all financial and theater operations, principally from Indianapolis. Financial operations are managed by our CFO, Matthew Long, who works from the Company’s headquarters in Shelbyville, KY. FullCircle Registry, Inc., and FullCircle Entertainment, Inc. have employee levels ranging between 20 to 28 employees/officers, depending on seasonal needs. We have never experienced employment-related work stoppages and focus on good relations with our personnel and are continuing to attract stronger talent.

Theater Operations

Our General Manager is responsible for overseeing day-to-day operations staff, including cash management and deposits, film scheduling, technical projection operations, employee scheduling and training, food and beverage inventory management, supply and repair vendor management, IT systems, security, and grounds keeping. The Company is currently analyzing changes to the organizational structure that will strengthen theater management.

Typically, movie studios release films with the highest expected revenues during the summer and the holiday period between Thanksgiving and Christmas, causing seasonal fluctuations in revenues.  Traditionally, our slow season is January through March, usually because of weather, and the period August through October.

We obtain licenses to exhibit films by using a booking agent to negotiate directly with film distributors. Prior to negotiating for a film license, the booking agent evaluates the prospects for upcoming films, applying criteria such as cast, director, plot, and performance of similar films, estimated film rental costs and expected revenues, as well as the demographics of our market area. Because we only license a portion of newly released first-run films, our success in licensing depends greatly upon the availability of commercially popular motion pictures, and the preferences of patrons in our market and insight into trends in those preferences. In 2016, we changed booking agents in order to improve access to first-run releases as well as to schedule Spanish language films.

Theater revenues come from the sale of movie tickets and concessions, as well as special events. Most of the tickets we sell are sold at our theater box offices immediately before the start of a film. Patrons can also buy tickets in advance on our website and Fandango. For the year ended December 31, 2016, box office admissions and concession sales were 80.9% of total revenues. We license our movies from distributors generally owned by the major studios.  In 2016, our film rental expense constituted 43% of our ticket sales, leaving only 57% for overhead and operating expenses.

Our theater business depends on consumers voluntarily spending discretionary funds on leisure activities. Movie theater attendance and concessions sales may be affected by any prolonged negative trends in the general economy that adversely affect consumer spending. During these negative economic conditions, our customers may have less money for discretionary purchases because of job losses, foreclosures, bankruptcies and other matters. This could result in a decrease in general consumer spending or cause consumers to shift their spending to alternative forms of entertainment. Such factors could affect the demand for movies or severely impact the motion picture production industry, such that our business and operations could be adversely affected.

In the past, our concession stand was built around a limited menu, primarily focused on higher margin items such as popcorn, soft drinks, flavored popcorn, candy, frozen drinks, hot dogs and pretzels. The goal of our new food service is to upgrade food choices and increase food sales as a percentage of total revenue. Concession inventory is purchased from a local supplier. Our new culinary chef also provides food supplies for our expanded menu.

Marketing

The Georgetown 14 Digital Cinemas website is www.georgetowncinemas.com, which features up-to-date listings of all movie show times and the ability to pre-purchase tickets online. In October, 2016, the theater purchased approximately 19,000 emails for African-American households and approximately 7,000 emails for Latino households within a 10-mile radius of the theater. Since that time, we have sent a weekly email in both English and Spanish with news on theater improvements, special promotions, movie trailer links and links to purchasing tickets on the website. The theater also has a Facebook page with 2,000 likes which is used for special event marketing. The Company is reviewing additional marketing plans focused on social media, including Short Text Messaging to mobile phones.

We believe that it is important to build patron loyalty through enhancing the benefits received by attending our theater. We are finalizing our loyalty program where members earn points based on admissions and concessions purchases. Upon achieving designated point thresholds, members are eligible for specified awards, such as reduced price admission tickets and discounts on concession items.

Implementing New Operational and Strategic Plans

At the close of 2016, the Company was prioritizing the implementation of several strategies:

•

The planned launch of our new “Cinema Lounge” food service, the first phase of our Dine-In Cinema LITE strategy, which has since been implemented.

•

New organizational structure to add senior staff positions as well as concession personnel. The theater has been running very lean during times of poor performance. The pace of increased ticket sales toward the end of 2016 has shown the need to add employees in order to assure quality of service.

•

Repair of digital projector systems, which began in late 2016, has been completed. We once again have all 14 theaters back in operation after approximately three years of neglect due to limited financial resources.

•

The additional theaters have permitted resumed presentation of films from India as well as Spanish language versions of popular Hollywood films. Offering multi-language films and hosting multi-cultural events to target the local demographic is a key part of our future strategy.

We plan to offer updates to shareholders on the success of our Cinema Lounge food service as well as other strategic improvements on www.fullcircleregistry.com and through Press releases.

Past Sources of Funding

Prior to 2010, when the Company created FullCircle Entertainment, the Company’s funding came from sales of the Company’s stock, loans from shareholders, loans form Board members/major shareholders and other debt secured by the Company’s Board members/major shareholders as guarantors.

On January 3rd, 2015, we issued a put for $100,000 to Kodiak Capital under our Stock Purchase Agreement with that firm.  During the subsequent five-day trading period our stock dropped from $.0465 to $.0035.  Consequently, the put price of our shares was lowered to $.00391, which provided only $47,500 in funding. Based on this difficult situation with the market price of our stock, and the effect of possible short selling activity, the Company refrained from further funding requests from Kodiak Capital. Our arrangement with Kodiak Capital expired on June 30, 2015.

In July, 2015, we entered into discussions with Local Initiatives Support Corporation (“LISC”) for the purpose of receiving funding assistance for the business model change of our theater in Indianapolis. The funding from LISC never materialized. LISC’s funding model focuses on helping build local communities by working with Community Development Corporations. Their various forms of funding include a limited number of grants, but are mostly debt instruments Combined with their general lending focus on working with community groups, not individual businesses, LISC proved not to be a good match for FullCircle Entertainment. Their review of our funding request determined that the Georgetown 14 Cinemas net revenues could not support an additional debt burden. However, there may be future opportunities to seek funding from LISC for specific purposes, such as a façade grant when FullCircle Entertainment is prepared to do exterior renovations to the Georgetown 14 Cinemas.

Present Sources of Funding

In September 2016, the Company’s new management was assigned the task of refining the theater’s “dine-in cinema” business strategy. At that time, management determined that the Company needed to move quickly to turn around Georgetown 14 Cinemas and create a new direction that could excite and secure new sources of funding.

Previously, when FullCircle Entertainment experienced revenue shortfalls, the Company’s issued stock to pay certain vendors for services in lieu of cash payments. Management has determined that using stock in lieu of cash for vendor services is a practice which needlessly dilutes current shareholder interests.

Instead, management sought other sources of funding. Initially, the funding burden fell solely on the Company’s founders and Board members, who once again stepped forward to provide funding in the form of loans represented by promissory notes. The Board has also assisted in presenting FullCircle Entertainment’s “Round One” investment proposal to individual promissory note investors, principally from Kentucky where the Company is headquartered. These promissory note investors receive 6.25% interest, compounded annually with interest to be paid quarterly. Payment of the interest on these promissory notes is a line item in FullCircle Entertainment’s budget, which is prioritized to provide timely interest payments to our investors. From September 1, 2016 through December 31, 2016, FullCircle Entertainment received $91,942 in funding promissory notes from our founders and $50,000 from other individual investors located in Kentucky.

Future Sources of Funding

Our need for future funding sources has been greatly reduced from our previous projections requiring $1.5 million to complete the original concepts for our “In-Theater Dining” conversion. Our new “Dine-In Cinema LITE” concept will require approximately one-third of this projected capital. The savings from our new “LITE” model come from: 1) reducing the size of the planned kitchen to 25% of the initial plan (estimated cost $250,000), to a smaller space more the size of a large food truck (approximately $30,000), 2) retaining a theater that had previously been planned to be used for the larger kitchen, and retaining the revenues from that theater, 3) leasing, not purchasing, recliner seating, and 4) reducing the anticipated number of recliner seats  by approximately 90%, with a strategy to install rows of recliners in selected theaters instead of completely changing out all current stadium seating.

While the new “LITE” concept reduces the Company’s overall need for capital, our rapid rollout of this concept also increases our potential to use theater revenues to pay for improvements needed to complete the theater transition. The Company plans to use anticipated increased rising theater profits to both supplement planned improvements and to ensure that we meet our payment obligations to our note holders

FullCircle Entertainment is now preparing an updated investment proposal for additional individual promissory note investors.

In the future, the Company may also consider sales of Company stock if the market value of the Company’s shares supports this strategy.

At this time, we have no contracts, agreements, or understandings for additional funding, nor can any assurance be given that we will be able to obtain this capital on acceptable terms.  In such an event, this may have a materially adverse effect on our business, operating results and financial condition.

Debt Management

As of December 31, 2016, we have approximately $1,306,300 in unsecured notes payable. The majority of our unsecured notes are with founders or shareholders of the Company. In the past, interest on these notes was accrued and no debt maintenance was performed. However, new management views the payment of current note interest, as well as payment of accrued note interest, to be one of the Company’s most important financial obligations. The Company is reviewing a new pro forma which includes timely payment of current note interest.

At the end of 2016, we had a mortgage note of $4,373,001 for our property in Indianapolis and $242,450 in the outstanding balance on our digital equipment note, both of which are secured debts. In 2016, the Company successfully renegotiated the payment structure of these debts, as described in “Mortgage Expense Reduction.” below.

Failure to acceptably manage our amount of indebtedness could have important consequences, including:

•

Increase our vulnerability to adverse economic, industry or competitive developments;

•

Result in an event of default if we fail to satisfy our obligations with our mortgage;

•

Require a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our mortgage indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•

Increase our cost of borrowing;

•

Restrict us from implementing strategic improvements;

•

Limit our ability to service our indebtedness;

•

Limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions or general corporate purposes; and

•

Limit our flexibility in planning for, or reacting to, changes in our business or the industry in which we operate, placing us at a competitive disadvantage to less highly leveraged competitors who may be able to take advantage of opportunities that our leverage prevents us from exploiting.

Mortgage Expense Reduction

In January, 2012, FullCircle Entertainment converted all of its screens to a digital format and installed 3D capability at a cost of $790,000, which we financed with a secured loan. Monthly payments for this equipment loan were $11,410.

Later in 2012, FullCircle Entertainment renegotiated the property mortgage assumed when the Company acquired the Georgetown 14 Cinemas, resulting in a reduction of 3/4 percentage point in the interest rate. In March, 2013, we again renegotiated the mortgage, resulting in a further reduction of 1/4 percentage point. As a result, the combined monthly property and equipment mortgage payment was reduced to $46,094.

On July 31, 2015, we entered into a change in terms agreement with our lender whereby our lender agreed to modify our payment schedule from a monthly fixed principal and interest payment in the amount of $34,435 to interest-only payments of $17,310 beginning with payment due date of June 15, 2015 thru November 15, 2015. The normal payment of principal and interest of $34,435 was to resume on December 15, 2015.

In late 2015, both the property mortgage and the equipment mortgage were transferred to another lender, Kirkland Financial. Due to the continued declined in revenues, FullCircle Entertainment was unable to resume principal and interest payments as had been agreed with the previous lender. Interest-only payments were made in December, 2015 as well as January and February, 2016. Beginning in March, 2016, the company was unable to make the interest-only payments on the property mortgage, but continued to pay the full principal and interest on the equipment loan.

Delinquent property mortgage payments continued to accrue until September, 2016. After Jon Findley was appointed as the Company’s CEO, filling the vacancy caused by the sudden passing of Norman Frohreich, the Company’s former CEO, renegotiation of the Kirkland Financial property mortgage was determined to be a high priority. To demonstrate good faith, interest-only payments were resumed in September, 2016. Findley began negotiations with Kirkland Financial in mid-October, requesting that Kirkland Financial combine both the property mortgage and the equipment note into a more affordable single monthly payment. Prior to the end of December, Kirkland Financial responded with a restructured finance agreement which reduced the combined property and equipment note monthly payment from $46,094 to $15,222. The new mortgage has a balloon payment of all unpaid principal and interest on July 15, 2020. Finally, after the theater is again cash flowing to expectations, the Company will refinance the mortgage to maintain an acceptable monthly payment.

Proposed and Potential Sale of Property

In connection with the restructuring, a property appraisal of both the leased property and the theater property was obtained. The appraisal estimated the value of our 40,910 square-foot theater building at $2,850,000 and the 18,000 square-foot leased property at $1,450,000. The Company has completed a survey in preparation for the sale of the leased property and is discussing terms of sale with several potential buyers.

It is the Company’s firm intent to sell the 18,000 square-foot leased property in 2017, with a target sales price of $1,200,000, and is currently classified as an asset held for sale net of estimated selling costs.

In February, 2016 we received a Letter of Intent from a real estate developer for an option to purchase a portion of the south end of our parking lot for a proposed mixed-use building, housing retail shops and apartments. At this time, the developer is engaged in preliminary site planning and a pro forma. If this purchase for the development moves forward, it will provide some working capital, or shared leasing revenue, and may improve the value of our remaining property. The area being discussed is about one acre in size.

Taxes

Over the past two years, the Company successfully appealed the assessed taxable value of the Company’s real and personal property. However, limited cash flows led to failure to make timely payments of the Company’s real and personal property taxes owed. New management arranged a monthly payment plan with the Marion County Tax Assessor to bring past tax payments current. The remaining portion of the delinquent property tax payments were paid in full subsequent to December 31, 2016.

ITEM 1A. Risk Factors

As a “smaller reporting company” we are not required to respond to this item.

ITEM 1B. Unresolved Staff Comments

As a “smaller reporting company” we are not required to respond to this item.

ITEM 2. Properties

Our principal executive offices are located at 1125 Summit Drive, Shelbyville, KY 40065-9540. Our telephone number is 502-410-4500.

We also own the Georgetown 14 Digital Cinemas movie complex located in Indianapolis, Indiana.  The property currently houses a 14-theater movie complex, which is owned and operated by us. A portion of the building housing the Georgetown Digital Cinemas also includes a grocery store space, which is leased to a Save-A-Lot grocery store. The lease was renewed in 2014 for seven years with three five year options. See also “Proposed and Potential Sale of Property” in Item 1 above, describing our plans to sell the property currently leased to Save-A-Lot in 2017. Also see NOTE 8. LEASES – LESSORS for a detailed description of the lease terms.

ITEM 3. Legal Proceedings.

We are not currently subject to any material pending legal proceedings.

ITEM 4. Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the OTC Bulletin Board, or OTCBB, under the trading symbol FLCR.

The following table sets forth, for the periods indicated, the high and low closing prices as reported by OTCBB for our common stock for fiscal years 2015 and 2016 and the first quarter of 2017. The OTCBB quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Period	High	Low
Quarter ended March 31, 2017	$0.0085	$0.0022
Year Ended December 31, 2016 First Quarter	$0.0035	$0.0014
Second Quarter	$0.0060	$0.0014
Third Quarter	$0.0065	$0.0016
Fourth Quarter	$0.0045	$0.0020

Year Ended December 31, 2015
First Quarter	$0.0465	$0.0041
Second Quarter	$0.0130	$0.0043
Third Quarter	$0.0057	$0.0020
Fourth Quarter	$0.0039	$0.0028

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

The number of record holders of our common stock at March 31, 2017 was approximately 612.

ITEM 6.  Selected Financial Data

As a “smaller reporting company” we are not required to respond to this item.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revenue and Related Expenses

Revenues during the year ended December 31, 2016 were $1,087,411, with cost of sales of $326,157, yielding a gross profit of $761,254, or 70.0% of revenue. This compares to revenues of $1,142,484, with cost of sales of $363,174, yielding a gross profit of $779,310, or 68.2% of revenue, for the 2015 fiscal year.

2016 revenues declined 5 percent compared to 2015, theater revenues were severely impacted by having only 10 of our 14 theaters in operation for the first 10 months of the year. Toward the end of 2016, two projectors were repaired, allowing us to expand our film offerings. The additional theaters, along with increased marketing and promotion, led to a surge in ticket sales during the last weeks of 2016, which has continued into 2017. As of the date of this report, all 14 theaters are again fully operational.

Our expenses in 2016 were slightly lower than 2015, largely due to a decrease in spending on theater improvements. Selling, general, and administrative expenses during the year ended December 31, 2016 were $697,985, resulting in an income before depreciation of $63,269. Depreciation expense totaled $300,501, resulting in an operating loss of $237,232. Other expenses, including interest expense, was $348,584, and impairment loss was $487,562, resulting in a net loss of $1,073,378. In 2015, selling, general, and administrative expenses were $712,944, resulting in income before depreciation of $66,366.  Depreciation expense totaled $408,517, resulting in an operating loss of $342,151. Other expenses, including interest expense, totaled $353,527, resulting in a net loss of $695,678.

Non-cash expenses during the year ending December 31, 2016 were $793,937, including depreciation expense of $300,501, building and land impairment of $487,562, and stock issued for services of $5,874. Non-cash expenses during the year ending December 31, 2015 were $603,403, including depreciation expense of $408,517 and stock issued for services of $194,886.

Legal, Accounting, Amortization and Depreciation Expenses

A large portion of our 2016 parent company operating expenses was the result of SEC compliance requirements for our 10K and three 10Q SEC filings in accounting and legal services.

Liquidity and Capital Resources:

As of December 31, 2016, the Company had total assets in the amount of $4,552,458 compared to total assets in the amount of $5,315,979 at December 31, 2015.  These assets principally consisted of $20,112 in cash, $24,796 in other current assets which consist of inventory and prepaid expenses, $3,327,664 for the Georgetown 14 property and equipment, and $1,140,000 in building and land held for sale.  Total assets at December 31, 2015 consisted of $17,313 in cash, $32,068 in other current assets, and $5,255,728 for the Georgetown 14 property and equipment.

On December 31, 2016, the Company had $6,669,173 in total liabilities. Current liabilities included $101,407 in accounts payable, $175,343 in accrued expenses and other current liabilities, $470,640 in accrued interest, $55,000 in short term notes payable, $1,159,390 in notes payable – related party, $55,688 in current portion of the equipment and mortgage note payables. Long term liabilities included $239,525 in equipment note payable, $4,320,238 in mortgage note payable, $25,000 in long term notes payable, $66,942 in notes payable – related party.

On December 31, 2015, the Company had $6,374,179 in total liabilities. Current liabilities included $90,111 in accounts payable, $203,532 in accrued expenses and other current liabilities, $234,588 in accrued interest, $30,000 in short term notes payable, $1,081,653 in notes payable – related party, $4,477,921 in current portion of the equipment and mortgage note payables. Long term liabilities included $256,374 in equipment note payable.

Net cash used by operating activities for the year ended December 31, 2016 was $88,038 compared to net cash used of $103,000 in the year ended December 31, 2015.

During the year ended December 31, 2016, $90,837 was provided by financing activities compared to $113,997 provided by financing activities in 2015.

During the years ended December 31, 2016 and 2015, respectively, $0 was used in investing activities.

In 2016, in an effort to secure capital to cover operations at our Georgetown 14 Digital Cinemas, we borrowed $194,679 from certain major related stockholders including members of our board of directors as well as unrelated parties, represented by promissory notes.

On December 31, 2016, our stockholders’ deficit was $2,116,715 as compared to a deficit of $1,058,200 on December 31, 2015.

Presently, we have no contracts, agreements, or understandings for additional funding, nor can any assurance be given that we will be able to obtain this capital on acceptable terms.  In such an event, this may have a materially adverse effect on our business, operating results and financial condition.

Factors That May Impact Future Results

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

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon its financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements may have required the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures.  On an ongoing basis the Company evaluates estimates, including those related to bad debts, inventories, fixed assets, contingencies and litigation.  If the Company is profitable in 2017 our net operating loss carry forward will eliminate cash needs for income taxes.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of the Company’s judgments on the carrying value of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.

Forward-Looking Statements

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

Attracting adequate financing;

•

Delivering a quality product that meets customer expectations;

•

Obtaining and expanding market acceptance of products;

•

Successfully implementing our Dine-In Cinema LITE strategy;

•

Selling our leased property; and

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

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Form 10-K. Throughout the course of our evaluation of our internal control over financial reporting, we advised our Board of Directors that we had identified a material weakness as defined under standards established by the Public Company Accounting Oversight Board (United States). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness we identified is discussed in “Management’s Report on Internal Control Over Financial Reporting” below. Our Chief Executive Officer and Chief Financial Officer have concluded that as a result of the material weakness, as of the end of the period covered by this Annual Report on Form 10-K, our Disclosure Controls were not effective.

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

We will continue to engage an outside CPA with SEC related experience to assist in correction of these material weaknesses. In addition, we will continue to appoint an accountant to provide financial statements on a monthly basis and to assist with the preparation of our SEC financial reports, which will allow for proper segregation of duties as well as additional manpower for proper documentation.

Because of the material weakness described above, management concluded that, as of December 31, 2016 our internal control over financial reporting was not effective based on the criteria established in Internal Control-Integrated Framework issued by COSO.

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

ITEM 9B.  Other Information.

None.

PART III

ITEM 10.  Directors, Executive Officers, and Corporate Governance

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Since
Alec G. Stone	75	Chairman of the Board	2012
Carl R. Austin	76	Director	2012
Matthew T. Long	41	President & CFO	2016
Jon R. Findley	64	CEO	2016

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

Jon R. Findley, CEO.

In September, 2016, Mr. Findley was appointed CEO by the Board to fill the vacancy caused by the sudden death of Norman Frohreich. Mr. Findley has been consulting with the Company to assist Mr. Frohreich develop the in-theater dining business model. Mr. Findley has a background in real estate development, finance and new venture development. Prior to his financial and entrepreneurial positions, Mr. Findley spent 22 years in broadcast and cable television industry as VP/Director of Production & Program Development for VH-1/MTV Networks and with television stations in seven of the top 10 television markets, including Program Director with WNYW-TV/Fox Television, New York.

Matthew T. Long, President & CFO

Mr. Long had served in the position of Executive Assistant to Mr. Frohreich, the former President of FullCircle Registry, Inc., since January 2011 and has been directly involved with the Company’s financial operations. In his previous position with the Company, Mr. Long was responsible for the accounting operations and preparation of the financial statements for both FullCircle Registry, Inc. and FullCircle Entertainment, Inc. Mr. Long served previously as the Accounting Director for a National Debt Settlement Law Firm and as Chief Financial Officer for Cumberland Falls State Resort Park located in Corbin, Kentucky. Mr. Long is a graduate of Indiana University – Bloomington (December 2000), where he earned a Bachelor of Arts Degree in Political Science & a Minor in Business Administration.

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer and controller.  Our Code of Ethics was included as an exhibit to our annual report on Form 10-K for the year ended December 31, 2004

ITEM 11.  Executive Compensation.

Compensation of Directors:

Directors did not receive any compensation for 2016.

Compensation of Officers:

The following table lists the compensation received by our former and current officers over the last two years.

SUMMARY COMPENSATION TABLE

Compensation of Officers and Directors
For the Years Ended December 31, 2016 and 2015

2016
Name	Position	Year	Salary	Stock	Other	Total
Alec Stone	Chairman	2016	-	-	-	-
Carl Austin	Director	2016	-	-	-	-
Norman Frohreich (1)	CEO/CFO	2016	-	$2,873	-	$2,873
Jon R. Findley (2)	CEO	2016	$10,500	-	-	$10,500
Matthew T. Long (3)	President/CFO	2016	$34,824	-	-	$34,824
2015 Name	Position	Year	Salary	Stock	Other	Total
Alec Stone (4)	Chairman	2015	-	$3,750	-	$3,750
Carl Austin (4)	Director	2015	-	$3,750	-	$3,750
Norman Frohreich (5)	Dir/CEO/CFO	2015	-	$53,750	-	$53,750
Randall Clauson (6)	VP/Secretary	2015	-	$3,750	-	$3,750

(1)

For services as CEO/CFO, partial 2016. Mr. Frohreich passed away on August 15, 2016 and earned 1,249,315 shares, which will be awarded to his estate.

(2)

For services as CEO, partial 2016

(3)

For services as President/CFO, partial 2016

(4)

For services as director

(5)

For services as CEO/CFO, 2015. Compensation for Frohreich as CEO and CFO was 2,000,000 shares per year

(6)

For services as Vice-President and Secretary, 2015

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of December 31, 2016, the name and shareholdings of each director, officer and stockholders beneficially owning more than five percent of the Company’s outstanding shares.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name	Address	Title of Class	Beneficially Owned	% of Shares
Estate of Norman Frohreich (1)	222 W. Parliament Ct.	Common	25,393,190	13.23%
	Boise, ID 83706
Alec G. Stone (2)(3)	830 Lawrence Street	Common	19,651,855	10.24%
	Brandenburg, Kentucky 40108
Carl Austin (3)	624 River Edge Road	Common	15,124,499	7.88%
	Brandenburg, Kentucky 40108
Richard Davis	207 Peterson Drive	Common	13,079,247	6.81%
	Elizabethtown, Kentucky 42701
Matt Long (4)	1125 Summit Drive	Common	1,750,000	0.91%
	Shelbyville, KY 40065
All as a Group		Common	74,998,791	39.07%

(1) Former CEO/CFO. (2) Chairman (3) Director (4) Current CFO

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

Somerset CPA’s, P.C. $34,000 in 2016

Somerset CPA’s, P.C. $34,000 in 2015

Tax Fees:

There were no fees for tax compliance, tax advice and tax planning to our auditors for the fiscal years 2016 and 2015.

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

Date:  April 17, 2017

FullCircle Registry, Inc.

By: /s/ Jon R. Findley

Jon R. Findley, Chief Executive Officer

By: /s/ Matthew T. Long

Mathew T. Long, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  April 17, 2017

By: /s/ Alec G. Stone

Alec G. Stone, Director

Date:  April 17, 2017

By: /s/ Carl R. Austin

Carl R. Austin, Director

Date:   April 17, 2017

By: /s/ Jon R. Findley

Jon R. Findley, Chief Executive Officer

FullCircle Registry, Inc.

Consolidated Financial Statements for the Years Ended

December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of FullCircle Registry, Inc. and Subsidiaries

Shelbyville, Kentucky

We have audited the accompanying consolidated balance sheets of FullCircle Registry, Inc. and Subsidiaries (“Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FullCircle Registry, Inc. and Subsidiaries as of December 31, 2016 and 2015 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Somerset CPAs, P.C.

Indianapolis, Indiana

April 17, 2017

FullCircle Registry, Inc.

Consolidated Balance Sheets

December 31, 2016 and 2015

	2016	2015
Assets
Current Assets
Cash	$20,112	$17,313
Other current assets	24,796	32,068
Total Current Assets	44,908	49,381
Fixed Assets
Building and land	3,823,185	5,128,186
Equipment	1,435,091	1,435,091
Building and land held for sale	1,140,000	-
Accumulated depreciation	(1,940,612)	(1,307,549)
Total Fixed Assets	4,467,664	5,255,728
Other Assets	39,886	10,870
Total Assets	$4,552,458	$5,315,979

Liabilities & Stockholders’ Deficit
Current Liabilities
Current portion of long term debt	$55,688	$4,477,921
Account payable	101,407	90,111
Accrued expenses and other current liabilities	175,343	203,532
Accrued interest expense	470,640	234,588
Short term notes payable	55,000	30,000
Short term notes payable - related party	1,159,390	1,081,653
Total Current Liabilities	2,017,468	6,117,805
Long-Term Liabilities
Equipment note payable, less current portion	239,525	256,374
Mortgage note payable, less current portion	4,320,238	-
Long-term notes payable	25,000	-
Long-term notes payable – related party	66,942	-
Total Long-Term Liabilities	4,651,705	256,374
Total Liabilities	6,669,173	6,374,179
Stockholders’ Deficit
Preferred stock, authorized 10,000,000 shares of $.001 par value
Preferred A, issued and outstanding is 10,000	10	10
Preferred B, issued and outstanding is 300,600	300	300
Common stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding shares of 191,954,084 and 185,754,300 shares, respectively	191,954	185,755
Additional paid-in-capital	9,405,207	9,390,532
Accumulated deficit	(11,714,186)	(10,634,797)
Total Stockholders' Deficit	(2,116,715)	(1,058,200)
Total Liabilities and Stockholders' Deficit	$4,552,458	$5,315,979

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.

Consolidated Statement of Operations

For the Years Ended December 31, 2016 and 2015

	2016	2015

Revenues	$1,087,411	$1,142,484
Cost of sales	326,157	363,174
Gross profit	761,254	779,310

Operating Expenses
Selling, general & administrative	697,985	712,944

Income before depreciation	63,269	66,366

Depreciation expense	300,501	408,517

Operating loss	(237,232)	(342,151)

Other Expense
Interest expense	(348,584)	(353,527)
Building and land impairment	(487,562)	-
Total other expense	(836,146)	(353,527)

Net loss before income taxes	(1,073,378)	(695,678)

Income tax benefit	-	-

Net Loss	$(1,073,378)	$(695,678)
Basic and diluted loss per share:	$(.006)	$(.004)

Weighted average common shares outstanding:
Basic	187,252,787	170,062,348
Diluted	218,725,516	195,389,178

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.

Consolidated Statement of Cash Flows

For the Years Ended December 31, 2016 and 2015

	2016	2015
Cash Flows from Operating Activities
Net loss	$(1,073,378)	$(695,678)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	300,501	408,517
Building and land impairment	487,562	-
Stock issued for services	5,874	194,886
Stock returned to treasury	-	(25)
Change in assets and liabilities
Decrease in other current assets	7,272	57
Increase in other assets	(29,016)	-
Increase in accounts payable	11,296	10,114
Decrease in accrued expenses and other current liabilities	(34,201)	(115,135)
Increase in accrued interest expense	236,052	94,264
Net cash used in operating activities	(88,038)	(103,000)

Cash Flows from Financing Activities
Payments on mortgage note payable	-	(100,885)
Payments on equipment note payable	(118,842)	(92,960)
Proceeds from notes payable - related parties	144,679	245,342
Proceeds from notes payable	50,000	-
Proceeds from sale of common stock	15,000	62,500
Net cash provided by financing activities	90,837	113,997

Net increase in cash	2,799	10,997

Cash and Cash Equivalents at Beginning of Period	17,313	6,316
Cash and Cash Equivalents at End of Period	$20,112	$17,313

Supplemental Cash Flow Information
Cash paid for:
Interest	$112,532	$259,263
Non-Cash Transactions
Stock issued for services:	$5,874	$194,886

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.

Consolidated Statements of Stockholders’ Deficit

For the Years Ended December 31, 2016 and 2015

					Additional
	Preferred Stock		Common Stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2015	310,600	$ 310	143,605,394	$ 143,606	$9,175,320	$ (9,933,124)	$ (613,888)

Stock issued for services at $.005 per share	-	-	13,215,588	13,215	52,863	-	66,078
Stock issued for services at $ .02 per share	-	-	738,280	738	14,028	-	14,766
Stock issued for cash at $.01 per share	-	-	1,000,000	1,000	9,000	-	10,000
Stock issued for services at $.01 per share	-	-	8,544,180	8,544	76,898	-	85,442
Stock issued for cash from S-1 at $.00391 per share	-	-	12,153,358	12,154	35,346	-	47,500
Stock returned to Treasury at $.01 per share	-	-	(2,500)	(2)	(23)	-	(25)
Stock issued for services at $.0052 per share	-	-	5,500,000	5,500	23,100	-	28,600
Stock issued for cash at $.005 per share	-	-	1,000,000	1,000	4,000	-	5,000
Series B Preferred stock dividend	-	-	-	-	-	(5,995)	(5,995)
Net loss for the year ended December 31, 2015	-	-	-	-	-	(695,678)	(695,678)
Balance, December 31, 2015	310,600	310	185,754,300	185,755	9,390,532	(10,634,797)	(1,058,200)

Stock issued for cash at $.0023 per share	-	-	4,347,826	4,348	5,652	-	10,000
Stock issued for cash at $.005 per share	-	-	1,000,000	1,000	4,000	-	5,000
Stock issued for services at $.005 per share	-	-	528,768	529	2,114	-	2,643
Stock issued for services at $.01 per share	-	-	323,190	323	2,908	-	3,231
Stock returned to Treasury at $.0023 per share	-	-	(1,000)	(1)	1	-	-
Series B Preferred stock dividend	-	-	-	-	-	(6,011)	(6,011)
Net loss for the year ended December 31, 2016	-	-	-	-	-	(1,073,378)	(1,073,378)
Balance, December 31, 2016	310,600	$ 310	191,953,084	$ 191,954	$9,405,207	$(11,714,186)	$(2,116,715)

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.

For the Years Ended December 31, 2016 and December 31, 2015

Notes to Consolidated Financial Statements

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

A.

Organization

FullCircle Registry, Inc., was originally incorporated as WillRequest.com, Inc. under the laws of the State of Delaware on January 20, 2000.  In July 2000, the Company changed its name from WillRequest.com, Inc. to FullCircle Registry, Inc.  The Company was formed to provide a digital safe deposit box for vital medical and legal information of its customers.

Excel Publishing, Inc. (Excel) was incorporated on June 7, 2000 in the State of Nevada.  On April 10, 2002, Excel merged with FullCircle Registry, Inc., which was a private Delaware corporation.  Per the terms of the agreement, Excel agreed to deliver 12,000,000 shares of Excel’s common stock to the shareholders of FullCircle Registry, Inc. in exchange for 100% of FullCircle Registry Inc.’s common shares.  The merger was treated as a reverse merger with FullCircle Registry, Inc. being the surviving corporation; therefore, all historical financial information prior to the acquisition date is that of FullCircle Registry, Inc. Pursuant to the merger, the Company changed its name from Excel Publishing, Inc. to FullCircle Registry, Inc. (the Company).

In 2008, the Company elected to revise its mission statement that it would become a holding Company for the purpose of acquiring small profitable businesses to provide exit plans for those company’s owners.

In 2016, the Company elected to revise its mission statement that it would build shareholder value through new business development within the parent Company and by maximizing the potential of the Company's movie theater holdings.

B.

Accounting Method & Revenue Recognition

The Company's policy is to use the accrual method of accounting to prepare and present financial statements that conform to generally accepted accounting principles (“GAAP”).  Revenue is recognized for the performance of providing goods, services or other rights to customers.

C.

Principles of Consolidation

For the years ended December 31, 2016 and 2015, the consolidated financial statements include the books and records of FullCircle Registry, Inc., FullCircle Entertainment, Inc., FullCircle Medical Supplies, Inc., FullCircle Prescription Services, Inc. and FullCircle Insurance Agency, Inc. All inter-Company transactions and accounts have been eliminated in the consolidation.

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

FullCircle Registry, Inc.

For the Years Ended December 31, 2016 and December 31, 2015

Notes to Consolidated Financial Statements

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

Preferred dividends declared were $6,011 and $5,995 for each of the years ended December 31, 2016 and 2015, respectively for the Class B shares issued.

Common stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding 191,953,084 on December 31, 2016 and 185,754,300 on December 31, 2015.  The common stock has one vote per share.  The common stock is traded on the OTCBB under the symbol FLCR.

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

F.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation of property and equipment is provided using the straight-line method over the respective useful lives ranging from 3-40 years. Depreciation expense for the years ended December 31, 2016 and 2015 totaled $300,501 and $408,517, respectively.

G.

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

The Company recorded an impairment charge from continuing operations of $487,562 for the year ended, December 31, 2016.  The estimated aggregate fair value of the long-lived assets impaired during the year ended December 31, 2016 was $3,990,000 and consisted of the Company’s land and building.  The Company’s fair value estimate was derived primarily from estimated future cash flows of the Save-A-Lot portion of their building and land associated with a planned sale of the property by the Company during the year ending December 31, 2017 as well as a third-party appraisal on both the Save-A-Lot portion and movie theater portion of the Company’s building and land.

FullCircle Registry, Inc.

For the Years Ended December 31, 2016 and December 31, 2015

Notes to Consolidated Financial Statements

H.

Earnings (Loss) Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the consolidated financial statements.

	For the Years
	Ended December 31,
	2016	2015

Net loss	$(1,073,378)	$(695,678)

Net basic and fully diluted loss per share	$(.006)	$(0.004)

Weighted average shares outstanding - Basic	187,252,787	170,062,348

Weighted average shares outstanding - Diluted	218,725,516	195,389,178

There are no outstanding common stock options and/or warrants.

FullCircle Registry, Inc.

For the Years Ended December 31, 2016 and December 31, 2015

Notes to Consolidated Financial Statements

I.

Provision for Income Taxes

The Company’s deferred tax assets and liabilities as of December 31, 2016 and 2015 are summarized as follows:

	2016	2015

Net operating loss carry forward	$3,700,517	$3,535,783

Building and land impairment	175,522	-

Deferred tax assets	3,876,039	3,535,783

Valuation allowance	(3,876,039)	(3,535,783)

Total deferred tax assets:	$-	$-

Federal and state income tax expense for the years ended December 31, 2016 and 2015, are summarized as follows:

	2016	2015

Current federal and state tax expense	$-	$-

Deferred federal and state tax benefit	340,256	275,687

Change in valuation allowance	(340,256)	(275,687)

Income tax expense	$-	$-

The Company has adopted FASB ASC 740-10 to account for income taxes. The Company currently has no items creating material temporary differences that would give rise to deferred tax assets or liabilities except as noted above. Net operating losses give rise to possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards; a valuation allowance has been made to the extent of any future tax benefit that the net operating losses may generate. A provision for income taxes has not been made due to the deferred tax asset associated with the net operating loss carry-forwards of approximately $10,279,000 and $9,693,000 as of December 31, 2016 and December 31, 2015, respectively, which may be offset against future taxable income. These net operating loss carry-forwards begin to expire in the year 2020.   No tax benefit has been reported in the financial statements. Tax rates differ from statutory rates due to the uncertainty of the above.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 2016, and 2015, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company’s federal and various state income tax returns for 2013 through 2015 are subject to examination by the applicable tax authorities, generally for three years after the later of the original or extended due date.

J.

Concentration of Risk

Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents. The Company places its cash with financial institutions deemed by management to be of high credit quality.

FullCircle Registry, Inc.

For the Years Ended December 31, 2016 and December 31, 2015

Notes to Consolidated Financial Statements

K.

Statements of Financial Accounting Standards

In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers. ASU 2014-9 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: identify contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification Topic No. 605, “Revenue Recognition,” most industry-specific guidance throughout the industry topics of the accounting standards codification, and some cost guidance related to construction-type and production-type contracts. ASU 2014-09 is effective for public entities for annual periods and interim periods within those annual periods beginning after December 15, 2017. In August 2015, the FASB issues ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 for one year. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-9. The Company is currently evaluating the potential impact of adopting this guidance, but due to the nature of its operations does not believe that it will have a significant impact on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for all entities. The Company is currently evaluating the potential impact of adopting this guidance, but due to the nature of its operations does not believe that it will have a significant impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting remains largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after the date of initial adoption, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on our present or future financial statements.

L.

Advertising

Advertising costs are expensed as incurred.  Advertising expense was $17,283 and $546 for the years ending December 31, 2016 and 2015, respectively.

M.

Cash and Cash Equivalents

For the purposes of the Statements of Cash Flows, the Company considers cash and cash equivalents to be cash in all bank accounts, including money market and temporary investments that have an original maturity of three months or less.

N.

Reclassifications

Certain amounts included in the prior year’s balance sheet and statement of cash flows has been reclassified to conform to the current year’s presentation.  The reclassifications have no effect on total assets, total liabilities, stockholders’ deficit, or net loss as previously reported.

FullCircle Registry, Inc.

For the Years Ended December 31, 2016 and December 31, 2015

Notes to Consolidated Financial Statements

O.

Subsequent Events

The Company has evaluated subsequent events through the date the consolidated statements were issued and filed with the annual report. Subsequent to December 31, 2016, the Company entered into a loan modification agreement with Kirkland Financial which became effective as of January 15, 2017.  The loan modification agreement combines the Company’s real estate mortgage note and digital equipment note into a single promissory note, modified the interest rate, monthly payment and maturity date.  The single loan obligation as modified currently calls for monthly payments of $15,223 at an interest rate of 2.5% with a final balloon payment due of $4,410,562 on July 15, 2020.  See Note 3 for further discussion regarding the loan modification.

NOTE 2. GOING CONCERN

The accompanying Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has suffered recurring losses, negative working capital and is dependent upon raising capital to continue operations.  The Company has incurred losses resulting in an accumulated deficit of $11,714,186 as of December 31, 2016 and $10,634,797 as of December 31, 2015, respectively.

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  It is management’s plan to generate additional working capital by increasing revenue resulting in new sales and marketing initiatives and by raising additional capital from investors.

Management's plans with regards to these issues are as follows:

•

Improving our Georgetown 14 Cinemas investment;

•

Expanding revenues by improving the net operating margins at our theaters;

•

Expanding our Dine-In Cinema LITE business model to acquisition of or partnership with theater operations in other urban markets;

•

Selling our leased property;

•

Raising new investment capital, either in the form of equity or loans, sufficient to meet the Company's operating expenses until the revenues are sufficient to meet operating expenses on an ongoing basis;

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

FullCircle Registry, Inc.

For the Years Ended December 31, 2016 and December 31, 2015

Notes to Consolidated Financial Statements

NOTE 4.  NOTES PAYABLE

The Company's notes payable obligations to unrelated parties are as follows as of December 31, 2016 and 2015:

	2016	2015
Note payable to an individual in which the note accrues interest on the original principal balance at a rate of 8% interest annually and is due on demand.	$20,000	$20,000

Note payable to an individual in which the note accrues interest on the original principal balance at a rate of 8% interest annually and is due on demand.	10,000	10,000

Note payable to an individual in which the note accrues interest on the original principal balance at a rate of 6.25% interest annually and is scheduled to mature in November 2017.	25,000	-

Note payable to an individual in which the note accrues interest on the original principal balance at a rate of 6.25% interest annually and is schedule to mature in December 2018.	25,000	-

Digital equipment note payable to a financial institution in which interest payable at 7% annually through December, 2016; secured by the digital equipment. The note payable was modified subsequent to December 31, 2016, see Mortgage and Digital Note Refinancing note below. The current maturities of the digital equipment note payable has been adjusted to reflect the loan modification.	242,450	361,295

Mortgage payable assumed in acquisition, less current portion; interest payable at 4.75% monthly payments of $34,435 through December 31, 2016. The mortgage payable is secured by the building and land as well as guarantees by related parties. The note payable was modified subsequent to December 31, 2016, see Mortgage and Digital Note Refinancing note below. The current maturities of the mortgage payable have been adjusted to reflect the loan modification.	4,373,001	4,373,000

Total Non-Related Party Notes Payable	4,695,451	4,764,295

Current Portion of Non-Related Party Notes Payable	110,688	4,507,921

Long-term Portion of Non-Related Party Notes Payable	$4,584,763	$256,374

Future minimum principal payments on the non-related party notes payable are as follows:

2017	$110,688
2018	87,315
2019	63,990
2020	4,433,458
Total	$4,695,451

FullCircle Registry, Inc.

For the Years Ended December 31, 2016 and December 31, 2015

Notes to Consolidated Financial Statements

NOTE 4.  NOTES PAYABLE

The Company's notes payable obligations to related parties are as follows as of December 31, 2016 and 2015:

	2016	2015
Note payable to a related party in which the note accrues interest on the original principal balance at a rate of 15% interest annually and is due on demand.	$151,891	$151,891

Notes payable to a related party in which the note accrues interest on the original principal balance at a rate of 12% interest annually and is due on demand. The note payable principal and interest at the election of the lender can be converted to restricted shares of common voting stock at $.04 per share.	50,000	50,000

Notes payable to a related party in which the note accrues interest on the original principal balance at a rate of 10% interest annually and is due on demand. The notes payable principal and interest at the election of the lenders can be converted to restricted shares of common voting stock at $.04 per share.	803,888	803,136

Notes payable to a related party in which the note accrues interest on the original principal balance at a rate of 8% interest annually and is due on demand.	76,626	76,626

Note payable to a related party in which the note accrues interest on the original principal balance at a rate of 6.25% interest annually and is scheduled to mature in October 2017.	25,000	-

Various notes payable to a related party in which the note accrues interest on the original principal balance at a rate of 10% interest annually through December 31, 2016 at which time the interest rate is reduced to 6.25% interest annually. The notes are scheduled to mature at various date from January 2017 through December 2018	118,927	-

Total Related Party Notes Payable	1,226,332	1,081,653

Current Portion of Related Party Notes Payable	1,159,390	1,081,653

Long-term Portion of Related Party Notes Payable	$66,942	$-

Future minimum principal payments on the related party notes payable are as follows:

2017	$1,159,390
2018	66,942
Total	$1,226,332

FullCircle Registry, Inc.

For the Years Ended December 31, 2016 and December 31, 2015

Notes to Consolidated Financial Statements

Mortgage Note Payable and Digital Equipment Refinancing

On July 31, 2015, the Company entered into a change in terms agreement with the Company’s lender whereby the lender agreed to modify the payment schedule from a monthly fixed principal and interest payment in the amount of $34,435 to interest-only payments of $17,310 beginning with payment due date of June 15, 2015 thru November 15, 2015. The normal payment of principal and interest of $34,435 was to resume on December 15, 2015.

In late 2015, both the property mortgage loan and the equipment loan were transferred to another lender, Kirkland Financial. Due to the continued declined in net revenues, FullCircle Entertainment was unable to resume principle and interest payments as had been agreed with the previous lender. Interest-only payments were made in December, 2015 as well as January and February, 2016. Beginning in March, 2016, the Company was unable to make the interest-only payments on the property mortgage loan, but continued to pay the full principle and interest on the equipment loan.

Delinquent property mortgage loan payments continued to accrue until September, 2016. After Jon Findley was appointed as the Company’s CEO, filling the vacancy caused by the sudden passing of Norman Frohreich, Jon Findley and the Board of Directors made renegotiation of the Kirkland Financial property mortgage loan a high priority. To demonstrate good faith, interest-only payments were resumed in September, 2016 and Jon Findley began negotiations with Kirkland Financial in mid-October. Jon Findley requested that Kirkland Financial combine both the property mortgage loan and the equipment loan into a more affordable single monthly payment. Prior to the end of December, Kirkland Financial responded with a restructured loan agreement which reduced the combined property and equipment monthly payment from $46,094 to $15,223.  The amended single loan obligation, which became effective subsequent to December 31, 2015 on January 15, 2017 currently calls for monthly payments of $15,223 at an interest rate of 2.5% with a final balloon payment due of $4,410,562 on July 15, 2020.

NOTE 5. RELATED PARTY

The Company received advances from related parties for $144,679and $245,342 for operating needs in 2016 and 2015, respectively. The balance of the notes payable to related parties was $1,226,332 and $1,081,653 as of December 31, 2016 and 2015 respectively.

NOTE 6. COMMITMENTS

Our principal executive offices are currently located at 1125 Summit Drive, Shelbyville, KY 40065-9540 which the Company is not charged rent on a monthly basis. The Company’s former principal executive offices were on a verbal month-to-month agreement with rent being paid at $750 per month through September 2016

NOTE 7. INTANGIBLE ASSETS

The Company’s intangible assets have been fully amortized.

FullCircle Registry, Inc.

For the Years Ended December 31, 2016 and December 31, 2015

Notes to Consolidated Financial Statements

NOTE 8. LEASES – LESSORS

The Company leases space to a Save-A-Lot grocery store at our Indianapolis location.

Save-A-Lot corporate assumed the lease in March 2014 for seven years with three five-year options.

Monthly rent charged to the tenant is $13,373 per month. Total rental income relating to this lease was $160,470 for the years ended December 31, 2016 and 215, respectively. The following is a schedule of future minimum rentals under the lease:

Year Ending December 31,

2017	$160,470
2018	160,470
2019	160,470
2020	160,470
Thereafter	120,352
Total	$762,323

The initial lease term ends September 30, 2021.  Save-A-Lot reserves the right to exercise three five-year options, which would extend the maturity date to September 30, 2036.

The Company intends to sell the leased property during the year ended December 31, 2017. This will result in the loss of a portion of projected rental income in 2017 once the sale is completed, as well as all other years under the lease agreement in effect. Proceeds from the sale of the property will be used to pay down the mortgage principle on the retained real estate property which includes our theater building.

FullCircle Registry, Inc.

For the Years Ended December 31, 2016 and December 31, 2015

Notes to Consolidated Financial Statements

NOTE 9. STOCKHOLDERS EQUITY

2016

In 2016, the Company issued 528,768 shares of common stock for $2,643 of management services at $.005 per share.

In 2016, the Company issued 1,000,000 shares of common stock for $5,000 for working capital at $.005 per share.

In 2016, the Company issued 160,170 shares of common stock for $1,601 for legal work performed at $.01 per share.

In 2016, the Company issued 163,020 shares of common stock for $1,630 for legal work performed at $.01 per share.

In 2016, the Company returned to Treasury 1,000 shares of common stock for $2.30 at $.0023 per share.

In 2016, the Company issued 4,347,826 shares of common stock for $10,000 for working capital at $.0023 per share.

2015

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