Form 10-Q
period 2017-03-31
FULLCIRCLE REGISTRY INC
filed 2017-05-22
CIK 1127993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, an emerging growth company or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .
		Emerging growth company	.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 191,953,084 Class A common shares as of May 1, 2017.

FORM 10-Q

FULLCIRCLE REGISTRY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FullCircle Registry, Inc.

Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
Assets	2017	2016
Current assets:
Cash	$5,877	$20,112
Other current assets	32,788	24,796
Total current assets	38,665	44,908
Fixed assets
Georgetown 14 property	5,285,272	5,258,276
Building and land held for sale	1,140,000	1,140,000
Accumulated depreciation	(2,006,407)	(1,930,612)
Total fixed assets	4,418,865	4,467,664
Other assets
Deposits	55,370	39,886
Total assets	$4,512,900	$4,552,458
Liabilities
Current liabilities
Accounts payable	$153,902	$101,407
Accrued expenses and other accrued liabilities	120,948	175,343
Accrued interest	505,263	470,640
Short term notes payable	115,000	55,000
Notes payable - related party	1,234,022	1,159,390
Current portion of long term debt	61,087	55,688
Total current Liabilities	2,190,222	2,017,468
Long term liabilities
Digital equipment note payable, less current portion	-	239,525
Mortgage note payable, less current portion	4,543,136	4,320,238
Long term notes payable	25,000	25,000
Long term notes payable - related party	42,310	66,942
Total long term liabilities	4,610,446	4,651,705
Total liabilities	6,800,668	6,669,173
Stockholders:
Preferred stock, authorized 10,000,000 shares of $.001 par value
Preferred A, issued and outstanding is 10,000	10	10
Preferred B, issued and outstanding is 300,600	300	300
Common stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding shares of 191,954,084 and 191,954,084 shares, respectively	191,954	191,954

Additional paid-in-capital	9,405,207	9,405,207
Accumulated deficit	(11,885,238)	(11,714,186)
Total stockholders' deficit	(2,287,767)	(2,116,715)
Total liabilities and stockholders' deficit	$4,512,900	$4,552,458

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.

Consolidated Statement of Operations (Unaudited)

	March 31,	March 31,
	2017	2016

Revenues	$319,303	$248,584
Cost of sales	88,311	64,034
Gross profit	230,992	184,550

Operating expenses
Selling, general & administrative	287,572	182,122
Total Selling, general & administrative expenses	287,572	182,122

Income before depreciation	(56,580)	2,428

Depreciation
Depreciation expense	75,795	75,126
Operating income (loss)	(132,375)	(72,698)

Other expense
Interest expense	(37,177)	(87,101)
Total other expense	(37,177)	(87,101)

Net loss before income taxes	(169,552)	(159,799)

Income taxes	-	-

Net loss	$(169,552)	$(159,799)

Net basic and fully diluted loss per share	$(0.001)	$(0.001)

Weighted average shares outstanding - Basic	187,252,787	185,754,300

Weighted average shares outstanding - Diluted	218,725,516	214,882,663

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.

Consolidated Statement of Cash Flows (Unaudited)

	March 31,	March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(169,552)	$(159,799)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	75,795	75,126
Stock issued for services	-	4,245
Change in assets and liabilities
(Increase) decrease in other current assets	(7,992)	1,728
Increase in other assets	(15,484)	-
Increase in accounts payable	52,495	8,252
Increase in accrued interest expense	34,623	46,905
Increase (decrease) in accrued expenses	(55,898)	(6,312)
Net cash used in operating activities	(86,013)	(29,825)

Cash flows from investing activities
Purchase of fixed assets	(26,994)	-
Net cash provided by (used in) investing activities	(26,994)	-

Cash flows from financing activities
Payments on mortgage note payable	(11,228)	-
Payments on equipment note payable	-	(19,642)
Proceeds from notes payable - related parties	50,000	34,620
Proceeds from notes payable	60,000	-
Proceeds from sale of common stock	-	5,000
Net cash provided by financing activities	98,772	19,978

Net increase in cash	(14,235)	(9,847)
Cash and cash equivalents at beginning of period	20,112	17,313
Cash and cash equivalents at end of period	$5,877	$7,466

Supplemental cash flow information
Cash paid for:
Interest	$2,554	$40,196

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

The accompanying un-audited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2016 (filed April 24, 2017). Operating results for the three-months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

NOTE 2. GOING CONCERN.

The accompanying Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered recurring losses, negative working capital and is dependent upon raising capital to continue operations. The Company has incurred losses resulting in an accumulated deficit of $11,885,238 and $11,714,186 as of March 31, 2017 and December 31, 2016, respectively.

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to generate additional working capital by increasing revenue as a result of new sales and marketing initiatives and by raising additional capital from investors.

Management’s plans with regards to these issues are as follows:

•

Raising new investment capital in the form of loans and the sale of shares of the company’s stock, sufficient to invest in theater operations improvements that will result in continual quarterly revenue growth until revenues are sufficient to meet operating expenses on an ongoing basis.

•

Maintaining the Company mission of focusing on net profits by increasing ticket sales through promotion, increasing food sales by the introduction of new menu items, and reducing expenses through close oversight of theater operations.

•

Achieving on-going breakeven revenue and expenses prior to the end of 2017, positioning the theater as a profitable concern for 2018, with future growth driven by implementation of our Dine-In Cinema LITE strategy.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually attain profitable operations.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3. STOCKHOLDERS’ EQUITY

During the three-month period ended March 31, 2017, the company did not issue any capital stock.

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

Common stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding 191,954,084 on March 31, 2017 and 191,954,084 on December 31, 2016. The common stock has one vote per share. The common stock is traded on the OTCBB (now “OTC Pink”) under the symbol FLCR.

The Company has not paid, nor declared, any dividends since its inception and does not intend to declare any such dividends in the foreseeable future. The Company’s ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that the corporation’s assets exceed its liabilities and the Company can to pay its debts as they become due in the usual course of business.

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

NOTE 5: IMPAIRMENT OF LONG-LIVED ASSETS

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

The Company recorded an impairment charge from continuing operations of $487,562 for the year ended, December 31, 2016. The estimated aggregate fair value of the long-lived assets impaired during the year ended December 31, 2016 was $3,990,000 and consisted of the Company’s land and building. The Company’s fair value estimate was derived primarily from estimated future cash flows of the Save-A-Lot portion of the building and land associated with a planned sale of the property by the Company during the year ending December 31, 2017 as well as a third-party appraisal on both the Save-A-Lot portion and movie theater portion of the Company’s building and land. There was no additional impairment during the three months ended March 31, 2017.

NOTE 6. SUBSEQUENT EVENTS

Compensation for Jon R. Findley, the company’s CEO since September 10, 2016, was increased from $1,500 per bi-weekly pay period to $2,000 per bi-weekly pay period effective on March 10, 2017 in accordance with his employment agreement with the company. The grant to Mr. Findley of the 2.5 million restricted shares of the common stock of FullCircle Registry, Inc. that were also a part of that employment agreement was postponed until a review by the Board of Directors at their next scheduled meeting in May 2017. At that time, it is anticipated that the 2.5 million restricted shares will be granted to Mr. Findley in the form of stock options, according to the determination of the Board of Directors. It is further anticipated that, at this meeting, Mr. Findley and the Board of Directors will also discuss such additional company stock share awards may be granted to Mr. Findley for achieving certain specific goals and targets related to the company’s rollout of the Dine-In Cinema LITE model as well as the general financial performance of both FullCircle Entertainment, Inc. and FullCircle Registry, Inc.

As Mr. Findley is fully responsible for leading the strategic decisions driving the growth of the Company, the Board has decided to restructure Matthew T. Long’s role to include Chief Operating Officer as well as Chief Financial Officer. As COO, Mr. Long will be interacting with theater staff in daily operations. As CFO, Mr. Long continues to be responsible for directing the company’s accounting functions, practices, procedures, reports and initiatives.

NOTE 7. LEASES – LESSORS

The Company leases space to a Save-A-Lot grocery store at our Indianapolis location. Save-A-Lot corporate assumed the lease in March 2014 for seven years with three five-year options. Monthly rent charged to the tenant is $13,373 per month. Total rental income relating to this lease was $40,119 and $40,119 for the three months ended March 31, 2017 and 2016, respectively.

The initial lease term ends September 30, 2021. Save-A-Lot reserves the right to exercise three five-year options, which would extend the maturity date to September 30, 2036. The Company intends to sell the leased property during the year ended December 31, 2017. This will result in the loss of a portion of projected rental income in 2017 once the sale is completed, as well as all other years under the lease agreement in effect. Proceeds from the sale of the property will be used to pay down the mortgage principal on the retained real estate property which includes our theater building.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General:

Where this Form 10-Q includes “forward-looking” statements within the meaning of Section 27A of the Securities Act, we desire to take advantage of the “safe harbor” provisions thereof. Therefore, FullCircle Registry, Inc., is including this statement for the express purpose of availing itself of the protections of such safe harbor provisions with respect to all such forward-looking statements. The forward-looking statements in this Form 10-Q reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. In this Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “future” and similar expressions identify forward-looking statements. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section. We have based these forward-looking statements on our current expectations and projections about future events, including, among other things:

•

Attracting new financing to fund theater operations improvements and investments in new business development targeted at increasing revenue;

•

Creating a more competitive position by accelerating transition to our new Dine-In Lite business model;

•

Increased revenue from food and beverage sales related to our new food menu;

•

Closely managing operational costs, balancing these new revenues to achieve and exceed ongoing breakeven operation;

•

Better serving our target market through scheduling of Spanish language Hollywood movies, Indian films for our Hindi, Telugu and Tamil community and special events such as live comedy;

•

Improving the number of new Hollywood releases the theater receives by operating all 14 theaters at full capacity and through the increased success of our film booking agency; and

•

Improving the overall attractiveness and service of the theater to better deliver on customer expectations;

Current Mission Statement

Our mission is to build shareholder value through new business development within the parent Company and by maximizing the potential of the Company’s movie theater holdings. The CEO and Board are presently evaluating new business and investment concepts which may allow FullCircle Registry to add another dimension to the Company in addition to its theater business.

History

Our initial business began in 2000 with the formation of FullCircle Registry, Inc (“FullCircle” or the “Company”). At that time, FullCircle was a technology-based business that provided emergency document and health record retrieval services.

The Company’s records retrieval technology was sound, but our marketing strategy targeted individuals as our potential customers, not health-based companies. As the records and documents retrieval business model emerged, competitors seized upon the opportunity to provide retrieval services to businesses. Because of these industry trends, the Company’s individual-based records retrieval solution became unmarketable.

The Company then initiated a series of new business models intended to provide value for the Company’s shareholders. Since 2008, the Company has created four subsidiaries to focus on additional business opportunities in the distribution of insurance agency, prescription assistance services, medical supplies, and movie theater entertainment.

FullCircle Entertainment, Inc.

The Company’s entertainment subsidiary, FullCircle Entertainment, Inc. (“FullCircle Entertainment”), was established in 2010 for acquiring movie theaters and other entertainment venues. On December 31, 2010, FullCircle Entertainment purchased Georgetown 14 Cinemas, a fourteen-theater movie complex located on eight acres at 3898 Lafayette Road, Indianapolis, IN 46254 for a purchase price of $5.5 million. Currently, the operation of this theater (and the lease of a grocery store within the structure) is the Company’s sole business and source of revenue.

Progress on “Dine-In Cinema LITE” Business Model

The theater is approximately one-third of the way through our transitional strategy called “Dine-In Cinema LITE.” The key elements of this strategy which differentiate the company from other in-theater dining concepts include:

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

Carry-In vs. In-Theater Service. Many dine-in cinemas have wait staff to take orders from customers inside the theater. Our LITE model reduces the high labor cost of having staff service customers in the same manner as a restaurant. Instead, our plan is like professional sports stadium food service, in which customers carry-in their own food items. We will also explore a modified plan to deliver food items to a central pickup location within each theater.

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

Movie Theater Entertainment

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

In addition to competition with other motion picture exhibitors, our theaters face competition from several alternative motion picture exhibition delivery systems, such as cable television, satellite and pay-per-view services and home video systems. The expansion of such delivery systems could have a material adverse effect upon our business and results of operations. We also compete for the public’s leisure time and disposable income with all forms of entertainment, including sporting events, concerts, live theatre and restaurants.

The movie theater industry is dependent upon the timely release of first run movies. Ticket sales and concession sales are influenced by the availability of top producing movies. At times, our revenues are impacted by the shortage of first run movies. Through each year, we experience fewer hit film releases from the movie companies, especially between January through March and then again during the late summer between August and October.

Generally, however, the theater is seeing periodic growth in ticket sales – again, tied directly to the strength and appeal of the films we schedule. Certain films that appeal to our target African-American and Hispanic markets have been doing extremely well. Capitalizing on this growth trend, the Company’s new “Dine-In Lite” business model should fine-tune the proven dine-in cinema success model that is the future of movie theater entertainment – greater comfort with greater food selection.

Mortgage Debt Payment Reduction

In late 2016, the Company’s CEO, Jon Findley, began negotiations with Kirkland Financial, holder of the real estate mortgage and the equipment note to combine the property mortgage and the equipment note into a more affordable single monthly payment. Prior to the end of December, Kirkland Financial responded with a restructured finance agreement which reduced the combined property and equipment note monthly payment from $46,094 to $15,222. As of March 31, 2017, the Company’s new capital commitments on the combined property and equipment loan to FullCircle Entertainment, Inc are $4,604,223. The new mortgage has a balloon payment of all unpaid principal and interest on July 15, 2020. Finally, after the theater is again cash flowing to expectations, the Company plans to refinance the mortgage to maintain an acceptable monthly payment.

Proposed and Potential Sale of Property

In conjunction with the debt restructuring plan, a property appraisal of both the leased property and the theater property was obtained. The appraisal estimated the value of our 40,910 square-foot theater building at $2,850,000 and the 18,000 square-foot leased property at $1,450,000. The Company has completed a survey in preparation for the sale of the leased property and is discussing terms of sale with several potential buyers.

It is the Company’s firm intent to sell the 18,000 square-foot leased property in 2017, with a target sales price of $1,200,000, and is currently classified as an asset held for sale net of estimated selling costs.

Completed Payment of Past-Due Property Taxes

Also in late 2016, Jon Findley negotiated a payment schedule with the Marion County Tax Assessor to catch up on past-due real estate and property taxes. The Company made additional payments of $40,251 in keeping with this payment plan during the first quarter of 2017. The final payment of past-due taxes was made prior to the filing of this 10-Q.

Other Debt

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business. As of March 31, 2017, we have approximately $1,416,332 in unsecured notes payable. Most unsecured notes are with shareholders of the company and does not require any debt maintenance now, as interest is accrued.

We have a combined property mortgage and equipment note of approximately $4,604,323, which is secured.

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

FullCircle Registry, Inc., and its subsidiaries have employee levels generally ranging between 18 and 28 employees/officers depending on seasonal needs. We have never experienced employment-related work stoppages and focus on good relations with our personnel and are continuing to attract stronger talent.

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

RESULTS OF OPERATIONS FOR THE 3-MONTH PERIODS ENDED MARCH 31, 2017 AND 2016

Revenues during the three months ended March 31, 2017 were $319,303 with a cost of sales of $88,311, yielding a gross profit of $230,992 or 72.3%. This compares to $248,584 in revenues for the same period in 2016, with a cost of sales of $64,034, yielding a gross profit of $184,550 or 74.2%.

Selling, general, and administrative expenses during the current three-month period ended March 31, 2017 were $287,572, resulting in loss before depreciation of $(56,580), compared to selling, general and administrative expenses during the three-month period ended March 31, 2016 of $182,122, resulting in an operating income before depreciation of $2,428. Operating expenses have increased in 2017 due to marketing efforts, launch of catering/food services, Funny Friday’s Comedy Shows, increases in contract labor, increase in the number of employees, pay increases for management and staff, HVAC repairs, projector repairs & parts, roofing repairs, etc.

Depreciation expense totaled $75,795 resulting in operating loss of $(132,375) for the three-month period ended March 31, 2017. Depreciation expense in the same period in 2016 was $75,126 resulting in an operating loss of $(72,698).

Interest expense for the three months ended March 31, 2017 was $37,177, producing a net loss for the period of $169,552, compared to interest expense of $87,101, resulting in a net loss of $159,799 during the same period in 2016.

Outside the direct theater operation expenses of FullCircle Entertainment, Inc., depreciation, interest expense, SEC compliance cost for auditors, accountants, consultants and attorneys continue to be the major part of our expenses.

Liquidity and Capital Resources

At March 31, 2017, the Company had total assets of $4,512,900 compared to $4,552,458 on December 31, 2016. The Company had total assets consisting of $5,877 in cash, $55,370 in utility and roofing repair deposits and $4,418,865 of net fixed assets in Georgetown 14, which includes accumulated depreciation of $2,006,407. Total assets of $4,552,458 as of December 31, 2016 consisted of $20,112 in cash, $24,796 of other current assets and $4,467,664 of net fixed assets in Georgetown 14, which includes accumulated depreciation of $1,930,612.

At March 31, 2017, the Company had $6,800,668 in total liabilities. Total liabilities include $153,902 in accounts payable, $120,948 in accrued expenses, $505,263 in accrued interest, $140,000 in notes payable, $1,276,332 of notes payable-related party, $61,087 of current portion of long-term debt and $4,543,136 of the long-term portion of our long-term debt.

Total liabilities at December 31, 2016 were $6,669,173, which was comprised of $101,407 in accounts payable, $175,343 in accrued expenses, $470,640 in accrued interest, $80,000 in notes payable, $1,226,332 of notes payable-related party, $55,688 of current portion of long-term debt and $4,320,238 of the long-term portion of our long-term debt.

Net cash used by operating activities ending March 31, 2017 was $86,013 compared to net cash used by operating activities for the three months ended March 31, 2016 of $29,825. During the three months ended March 31, 2017, $26,994 was used on investing activities, and $98,772 was provided by financing activities. For the same period in 2016, $0 was used in investing activities and $19,978 was provided by financing activities.

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

The Company has experienced losses from operations and negative cash flows from operations since inception. We have negative working capital and a capital deficiency at March 31, 2017. As of March 31, the stockholder’s deficit is $2,287,767 compared to a deficit of $2,116,715 on December 31, 2016. These conditions raise substantial doubt about our ability to continue as a going concern.

Factors That May Impact Future Results

At the time of this report, we had insufficient cash reserves and receivables necessary to meet forecasted operating requirements for FullCircle Registry, Inc.

The current expansion of the Company’s business demands that significant financial resources be raised to fund capital expenditures, working capital needs, conversion of the theater into a restaurant with entertainment and debt service. Current cash balances and the realization of accounts receivable will not be sufficient to fund the Company’s current business plan for the next twelve months. Consequently, the Company is currently seeking funds to provide the necessary capital to meet the Company’s expansion needs. Management continues to negotiate with existing shareholders, financial institutions, new investors, and other accredited investors to obtain working capital necessary to meet current and future obligations and commitments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s President and Chief Financial Officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15(d)-15(e)), which such disclosure controls and procedures were not effective as of the end of the period covered by this report. Management is addressing these concerns internally and with the Company’s financial professionals.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no pending legal proceedings.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three-month period ending March 31, 2017 the company issued no shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

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

FULLCIRCLE REGISTRY, INC.

Date: May 19, 2017

/s/ Jon R. Findley

Jon R. Findley

Chief Executive Officer

/s/ Matthew T. Long

Matthew T. Long

Chief Financial Officer