Form 10-Q
period 2017-06-30
FULLCIRCLE REGISTRY INC
filed 2017-08-21
CIK 1127993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, an emerging growth company or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
		Emerging growth company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 191,953,084 Class A common shares as of August 19, 2017.

FORM 10-Q

FULLCIRCLE REGISTRY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FullCircle Registry, Inc.

Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
Assets	2017	2016
Current assets:
Cash	$5,751	$20,112
Other current assets	34,260	24,796
Total current assets	40,011	44,908
Fixed assets
Georgetown 14 property	5,292,704	5,258,276
Building, land and equipment held for sale	1,140,000	1,140,000
Accumulated depreciation	(2,082,202)	(1,930,612)
Total fixed assets	4,350,502	4,467,664
Other assets	55,370	39,886
Total assets	$4,445,883	$4,552,458
Liabilities & Stockholders' Deficit
Current liabilities
Current portion of long term debt	$44,726	$55,688
Accounts payable	210,041	101,407
Accrued expenses and other current liabilities	89,976	175,343
Accrued interest expense	422,323	470,640
Advances from shareholder	119,000	-
Short term notes payable	115,000	55,000
Short term notes payable - related party	1,285,390	1,159,390
Total current Liabilities	2,286,456	2,017,468
Long term liabilities
Equipment note payable, less current portion	-	239,525
Mortgage note payable, less current portion	4,543,136	4,320,238
Long term notes payable	30,000	25,000
Long term notes payable - related party	66,942	66,942
Total long term liabilities	4,640,078	4,651,705
Total liabilities	6,926,534	6,669,173
Stockholders' Deficit
Preferred stock, authorized 10,000,000 shares of $.001 par value
Preferred A, issued and outstanding is 10,000	10	10
Preferred B, issued and outstanding is 300,600	300	300
Common stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding shares of 191,954,084 and 191,954,084 shares, respectively	191,954	191,954
Additional paid-in-capital	9,405,207	9,405,207
Accumulated deficit	(12,078,122)	(11,714,186)
Total stockholders' deficit	(2,480,651)	(2,116,715)
Total Liabilities & Stockholders' Deficit	$4,445,882	$4,552,458

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.

Consolidated Statement of Operations (Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Revenues	$294,898	$303,015	$614,201	$559,099
Cost of sales	142,324	91,246	230,635	155,280
Gross profit	152,574	211,769	383,566	403,819

Operating Expenses
Selling, general & administrative	257,399	104,529	544,971	294,151

Income (loss) before depreciation	(104,825)	107,240	(161,405)	109,668

Depreciation expense	75,795	75,126	151,590	150,252

Operating income (loss)	(180,620)	32,114	(312,995)	(40,584)

Other income
Gain on forgiveness of interest	114,821	-	114,821	-

Other expense
Interest expense	(128,587)	(90,573)	(165,764)	(177,674)
Total other expense	(128,587)	(90,573)	(165,764)	(177,674)

Net loss before income taxes	(194,386)	(58,460)	(363,938)	(218,258)

Income taxes	-	-	-	-

Net loss	$(194,386)	$(58,460)	$(363,938)	$(218,258)
Net basic and fully diluted loss per share	$(0.001)	$(0.000)	$(0.002)	$(0.001)

Weighted average common shares outstanding
Basic	187,252,787	187,443,238	187,252,787	186,598,769
Diluted	218,725,516	216,734,771	218,725,516	215,808,717

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.

Consolidated Statement of Cash Flows (Unaudited)

	For the Six Months
	Ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(363,938)	$(218,258)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation	151,590	150,252
Stock issued for services	-	4,245
Gain on forgiveness of interest	(114,821)	-
Changes in assets and liabilities
Increase (decrease) in other assets	(15,484)	-
Increase in other current assets	9,464	2,920
Increase in accounts payable	108,636	4,376
Increase in accrued interest	72,576	126,811
Increase (decrease) in accrued expenses and other current liabilities	(85,367)	(67,656)
Net cash (used in) provided by operating activities	(237,344)	2,690

Cash flows from investing activities
Purchase of fixed assets	(34,428)	-
Net cash used in investing activities	(34,428)	-

Cash flows from financing activities
Payments on mortgage note payable	(27,589)	-
Payments on equipment note payable	-	(59,864)
Proceeds on notes payable - related parties	120,000	39,620
Proceeds from advances - related parties	119,000	-
Proceeds from notes payable	72,000	-
Payments on notes payable - related parties	(14,000)	-
Payments on notes payable	(12,000)	-
Proceeds from sale of common stock	-	5,000
Net cash provided by (used in) financing activities	257,411	(15,244)

Net increase (decrease) in cash	(14,361)	(12,554)

Cash at beginning of period	20,112	17,313
Cash at end of period	$5,751	$4,759

Supplemental cash flow information
Cash paid for:
Interest	$70,731	$50,863
Non-cash transactions
Stock issued for services	$-	$4,245

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. BASIS OF FINANCIAL STATEMENT PRESENTATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments, which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

The accompanying un-audited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2016 (filed April 24, 2017). Operating results for the three-months and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

NOTE 2. GOING CONCERN

The accompanying Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered recurring losses, negative working capital and is dependent upon raising capital to continue operations. The Company has incurred losses resulting in an accumulated deficit of $12,078,122 and $11,714,186 as of June 30, 2017 and December 31, 2016, respectively.

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to generate additional working capital by increasing revenue as a result of new sales and marketing initiatives and by raising additional capital from investors.

Management’s plans with regards to these issues are as follows:

•Raising new investment capital in the form of loans and the sale of shares of the company’s stock, sufficient to invest in theater operations improvements that will result in continual quarterly revenue growth until revenues are sufficient to meet operating expenses on an ongoing basis.

•Maintaining the Company mission of focusing on net profits by increasing ticket sales through promotion, increasing food sales by the introduction of new menu items, and reducing expenses through close oversight of theater operations.

•Achieving on-going breakeven revenue and expenses by the middle of 2018 based on: 1) current management assumptions, 2) Hollywood film release performance, 3) increased attendance resulting from marketing and physical theater improvements, and 4) future growth driven by implementation of our Dine-In Cinema LITE strategy as updated based on evaluation of early stage implementation.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually attain profitable operations.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3. STOCKHOLDERS’ EQUITY

During the six-month period ended June 30, 2017, the Company did not issue any capital stock.

NOTE 4. SIGNIFICANT ACCOUNTING POLICIES

Capital Structure

In accordance with ASC 505, “Equity,” the Company’s capital structure is as follows:

•Preferred stock, authorized 10,000,000 shares of $.001 par value. Class A issued and outstanding is 10,000. Class A preferred shares have no voting rights. Class B issued and outstanding is 300,600 shares. The Class B shares have voting rights of 10 votes for 1 Preferred B share. There is no publicly traded market for our preferred shares.

•Common stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding 191,954,084 on June 30, 2017 and 191,954,084 on December 31, 2016. The common stock has one vote per share. The common stock is traded on the OTCBB (now “OTC Pink”) under the symbol FLCR.

•The Company has not paid, nor declared, any dividends since its inception and does not intend to declare any dividends in the foreseeable future. The Company’s ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that the corporation’s assets exceed its liabilities and the Company can to pay its debts as they become due in the usual course of business.

•Class B Preferred shares have a 2% preferred dividend, payable annually.

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

The Company recorded an impairment charge from continuing operations of $487,562 for the year ended, December 31, 2016. The estimated aggregate fair value of the long-lived assets impaired during the year ended December 31, 2016 was $3,990,000 and consisted of the Company’s land and building. The Company’s fair value estimate was derived primarily from estimated future cash flows of the Save-A-Lot portion of the building and land associated with a planned sale of the property by the Company during the year ending December 31, 2017 as well as a third-party appraisal on both the Save-A-Lot portion and movie theater portion of the Company’s building and land. There was no additional impairment during the six months ended June 30, 2017.

NOTE 6. SUBSEQUENT EVENTS

Subsequent to June 30, 2017, a related party advanced the Company $30,000 for partial payment of a roof replacement project and a non-related party entered into a note payable agreement in the amount of $25,000 for working capital.

NOTE 7. LEASES – LESSORS

The Company leases space to a Save-A-Lot grocery store at our Indianapolis location. Save-A-Lot corporate assumed the lease in March 2014 for seven years with three five-year options. Monthly rent charged to the tenant is $13,373 per month. Total rental income relating to this lease was $80,235 and $80,235 for the six months ended June 30, 2017 and 2016, respectively.

The initial lease term ends September 30, 2021. Save-A-Lot reserves the right to exercise three five-year options, which would extend the maturity date to September 30, 2036. The Company intends to sell the leased property during the year ended December 31, 2017. This will result in the loss of a portion of projected rental income in 2017 once the sale is completed, as well as all other years under the lease agreement in effect. Proceeds from the sale of the property may be used to pay down the mortgage principal on the retained real estate property which includes our theater building.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General:

Where this Form 10-Q includes “forward-looking” statements within the meaning of Section 27A of the Securities Act, we desire to take advantage of the “safe harbor” provisions thereof. Therefore, FullCircle Registry, Inc., is including this statement for the express purpose of availing itself of the protections of such safe harbor provisions with respect to all such forward-looking statements. The forward-looking statements in this Form 10-Q reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. In this Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “future” and similar expressions identify forward-looking statements. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section. We have based these forward-looking statements on our current expectations and projections about future events, including, among other things:

•Attracting new financing to fund theater operations improvements and investments in new business development targeted at increasing revenue;

•Creating a more competitive position by accelerating transition to our new Dine-In Lite business model;

•Increased revenue from food and beverage sales related to our new food menu;

•Closely managing operational costs, balancing these new revenues to achieve and exceed ongoing breakeven operation;

•Better serving our target market through scheduling of Spanish language Hollywood movies, Indian films for our Hindi, Telugu and Tamil community and special events such as live comedy;

•Improving the number of new Hollywood releases the theater receives by operating all 14 theaters at full capacity and through the increased success of our film booking agency; and

•Improving the overall attractiveness and service of the theater to better deliver on customer expectations;

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

Progress on “Dine-In Cinema LITE” Business Model

The theater is approximately halfway through our transitional strategy called “Dine-In Cinema LITE.” The key elements of this strategy which differentiate the Company from other in-theater dining concepts include:

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

Alcohol Service. The Dine-In Cinema LITE model eliminates the separate bar area that many theaters have opted to build, which are largely unoccupied. Instead, our emphasis will be serving alcoholic beverages to our customers as part of their initial food and beverage order at the time tickets are purchased. We have implemented limited alcohol service on Friday and Saturday evenings using a liquor catering service, since the theater does not have its own liquor license. This approach does not provide revenue to the theater, as all revenue is retained by the liquor caterer, who secures separate event permits for each weekend and also pays all state liquor taxes. However, we are able to monitor revenues to assist us in developing projections to analyze and plan future liquor service expansion.

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

Mortgage Debt Payment Reduction

In late 2016, the Company’s CEO, Jon Findley, began negotiations with Kirkland Financial, holder of the real estate mortgage and the equipment note to combine the property mortgage and the equipment note into a more affordable single monthly payment. Prior to the end of December, Kirkland Financial responded with a restructured finance agreement which reduced the combined property and equipment note monthly payment from $46,094 to $15,223. As of June 30, 2017, the Company’s new capital commitments on the combined property and equipment loan to FullCircle Entertainment, Inc are $4,587,862. As a result of this loan modification, the Company recorded a $114,821 gain on forgiveness of prior accrued interest associated with the former mortgage and equipment note. The new mortgage has a balloon payment of all unpaid principal and interest on July 15, 2020. Finally, after the theater is again cash flowing to expectations, the Company plans to refinance the mortgage to maintain an acceptable monthly payment.

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

It is the Company’s intent to sell the 18,000-square foot leased property, with a target sales price of $1,200,000, which is currently classified as an asset held for sale, net of estimated selling costs.

Other Debt

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business. As of June 30, 2017, we have approximately $1,447,332 in unsecured notes payable and $119,000 of unsecured advances from a related party. Most unsecured notes and advances are with shareholders of the company and does not require any debt maintenance now, as interest is accrued.

We have a combined property mortgage and equipment note of approximately $4,587,862, which is secured.

Our amount of indebtedness could have important consequences. For example, it could:

•increase our vulnerability to adverse economic, industry or competitive developments;

•require a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our mortgage indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•increase our cost of borrowing;

•restrict us from making strategic acquisitions;

•limit our ability to service our indebtedness;

•limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions or general corporate purposes;

•limit our flexibility in planning for, or reacting to, changes in our business or the industry in which we operate, placing us at a competitive disadvantage to less highly leveraged competitors who may be able to take advantage of opportunities that our leverage prevents us from exploiting.

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

RESULTS OF OPERATIONS FOR THE 3-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2017 AND 2016

Revenues during the three months ended June 30, 2017 were $294,898 with a cost of sales of $142,324, yielding a gross profit of $152,574 or 51.7%. This compares to $303,015 in revenues for the same period in 2016, with a cost of sales of $91,246, yielding a gross profit of $211,769 or 70.0%. The increased cost of sales in the three months ended June 30, 2017 included additional food costs associated with the theater’s Dine-In Cinema LITE food service, while sales from the new food service menu items failed to cover the food expense. The theater also incurred additional film rental costs from Hollywood studios, including advances on certain new releases, while these films did not increase attendance commensurate to the advanced expense.

Revenues during the six months ended June 30, 2017 were $614,201 with a cost of sales of $230,635, yielding a gross profit of $383,566 or 62.4%. This compares to $559,099 in revenues for the same period in 2016, with a cost of sales of $155,280, yielding a gross profit of $403,819 or 72%.

Selling, general, and administrative expenses during the current three-month period ended June 30, 2017 were $257,399, resulting in loss before depreciation of 104,825, compared to selling, general and administrative expenses during the three-month period ended June 30, 2016 of $104,529, resulting in an operating income before depreciation of $107,240. Operating expenses have increased in 2017 due to marketing efforts, launch of Dine-In Cinema LITE food services, Funny Friday’s Comedy Shows, increases in contract labor, increase in the number of employees, pay increases for management and staff, HVAC repairs, projector repairs & parts, roofing repairs, etc.

Depreciation expense totaled $75,795 resulting in operating loss of $180,620 for the three-month period ended June 30, 2017. Depreciation expense in the same period in 2016 was $75,126 resulting in an operating income of $32,114. Depreciation expense during the six-month period ended June 30, 2017 was $151,590, resulting in an operating loss of $312,995. Depreciation expense in the same period in 2016 was $150,252, resulting in an operating loss of $40,584.

Interest expense for the three months ended June 30, 2017 was $128,587, producing a net loss for the period of $194,386, compared to interest expense of $90,573, resulting in a net loss of $58,460 during the same period in 2016. Interest expense during the six months ended June 30, 2017 was $165,764, producing a net loss for the period of $363,938 compared to interest expense of $177,674, resulting in a net loss of $218,258 during the same period in 2016

Outside the direct theater operation expenses of FullCircle Entertainment, Inc., depreciation, interest expense, SEC compliance cost for auditors, accountants, consultants and attorneys continue to be the major part of our expenses.

The theater industry typically does well during the May and June months because local schools are out during these months. The month of July is considered our high season. However, April and May of this year, Hollywood films had a disappointing box office performance nationally, which impacted the theater’s ticket sales in our market as well.

Liquidity and Capital Resources

At June 30, 2017, the Company had total assets of $4,445,883 compared to $4,552,458 on December 31, 2016. The Company had total assets consisting of $5,751 in cash, $34,260 of other current assets, $55,370 in utility and roofing repair deposits and $4,350,502 of net fixed assets in Georgetown 14, which includes accumulated depreciation of $2,082,202. Total assets of $4,552,458 as of December 31, 2016 consisted of $20,112 in cash, $24,796 of other current assets and $4,467,664 of net fixed assets in Georgetown 14, which includes accumulated depreciation of $1,930,612.

At June 30, 2017, the Company had $6,926,534 in total liabilities. Total liabilities include $210,041 in accounts payable, $89,976 in accrued expenses, $422,323 in accrued interest, $145,000 in notes payable, $1,352,332 of notes payable-related party, $44,726 of current portion of long-term debt and $4,543,136 of the long-term portion of our long-term debt.

Total liabilities at December 31, 2016 were $6,669,173, which was comprised of $101,407 in accounts payable, $175,343 in accrued expenses, $470,640 in accrued interest, $80,000 in notes payable, $1,226,332 of notes payable-related party, $55,688 of current portion of long-term debt and $4,320,238 of the long-term portion of our long-term debt.

Net cash used by operating activities ending June 30, 2017 was $(237,344) compared to net cash provided by operating activities for the six months ended June 30, 2016 of $2,690. During the six months ended June 30, 2017, $(34,428) was used on investing activities, and $257,411 was provided by financing activities. For the same period in 2016, $0 was used in investing activities and $(15,244) was used by financing activities.

Our auditors have expressed concern that the Company has experienced losses from operations and negative cash flows from operations since inception. We have negative working capital and a capital deficiency at June 30, 2017. As of June 30, 2017, the stockholder’s deficit is $2,480,651 compared to a deficit of $2,116,715 on December 31, 2016. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Not applicable.

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

During the six-month period ending June 30, 2017 the company issued no shares.

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

Date: August 19, 2017

/s/ Jon R. Findley

Jon R. Findley

Chief Executive Officer

/s/ Matthew T. Long

Matthew T. Long

Chief Financial Officer