Form 10-Q/A
period 2017-06-30
FULLCIRCLE REGISTRY INC
filed 2017-08-23
CIK 1127993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Form 10-Q”) of FullCircle Registry, Inc. for the quarterly period ended June 30, 2017, filed with the Securities and Exchange Commission on August 21, 2017, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to the Form 10-Q provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

PART II—OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Title	Location
31.1	Certification of Chief Executive Officer/Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002	Attached
32.1	Certification of Chief Executive Officer/Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002*	Attached
101	XBRL (eXtensible Business Reporting Language)	Attached

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULLCIRCLE REGISTRY, INC.

Date: August 22, 2017

/s/ Jon R. Findley

Jon R. Findley

Chief Executive Officer

/s/ Matthew T. Long

Matthew T. Long

Chief Financial Officer