Form 10-Q
period 2017-09-30
FULLCIRCLE REGISTRY INC
filed 2017-11-20
CIK 1127993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number 333-51918

FULLCIRCLE REGISTRY, INC.

(Exact Name of Registrant as Specified in Its Charter)

NEVADA (State or Other Jurisdiction of Incorporation or Organization)	61-1363026 (I.R.S. Employer Identification No.)

417 W Peck Street, Meridian, Idaho 83646

(Address of Principal Executive Offices) (Zip Code)

(208) 803-1509

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 191,953,084 Class A common shares as of November 18, 2017.

FORM 10-Q

FULLCIRCLE REGISTRY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FullCircle Registry, Inc.

Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
Assets	2017	2016
Current assets:
Cash	$130,770	$20,112
Other current assets	29,243	24,796
Total current assets	160,013	44,908
Fixed assets
Georgetown 14 property	5,422,584	5,258,276
Building, land and equipment held for sale	1,140,000	1,140,000
Accumulated depreciation	(2,155,332)	(1,930,612)
Total fixed assets	4,407,252	4,467,664
Other assets	10,870	39,886
Total assets	$4,578,135	$4,552,458
Liabilities & Stockholders’ Deficit
Current liabilities
Current portion of long term debt	$63,734	$55,688
Accounts payable	235,270	101,407
Accrued expenses and other current liabilities	99,204	175,343
Accrued interest expense	460,399	470,640
Advances from shareholder	149,000	-
Short term notes payable	165,000	55,000
Short term notes payable - related party	1,265,390	1,159,390
Total current liabilities	2,437,997	2,017,468
Long term liabilities
Equipment note payable, less current portion	-	239,525
Mortgage note payable, less current portion	4,518,780	4,320,238
Long term notes payable	25,000	25,000
Long term notes payable - related party	278,739	66,942
Total long term liabilities	4,822,519	4,651,705
Total liabilities	7,260,516	6,669,173
Stockholders’ Deficit
Preferred stock, authorized 10,000,000 shares of $.001 par value
Preferred A, issued and outstanding is 10,000	10	10
Preferred B, issued and outstanding is 300,600	300	300
Common stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding shares of 191,954,084 and 191,954,084 shares, respectively	191,954	191,954
Additional paid-in-capital	9,405,207	9,405,207
Accumulated deficit	(12,279,852)	(11,714,186)
Total stockholders’ deficit	(2,682,381)	(2,116,715)
Total Liabilities & Stockholders’ Deficit	$4,578,135	$4,552,458

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.

Consolidated Statement of Operations (Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Revenues	$281,128	$261,568	$895,329	$820,667
Cost of sales	82,120	81,378	312,755	236,658
Gross profit	199,008	180,190	582,574	584,009

Operating Expenses
Selling, general & administrative	254,358	194,250	799,327	488,401

Income (loss) before depreciation	(55,350)	(14,060)	(216,753)	95,608

Depreciation expense	73,130	75,126	224,720	225,378

Operating income (loss)	(128,480)	(89,186)	(441,473)	(129,770)

Other income
Gain on forgiveness of interest	-	-	114,821	-

Other expense
Interest expense	(73,250)	(78,275)	(239,014)	(255,949)
Total other expense	(73,250)	(78,275)	(239,014)	(255,949)

Net loss before income taxes	(201,730)	(167,461)	(565,666)	(385,719)

Income taxes	-	-	-	-

Net loss	$(201,730)	$(167,461)	$(565,666)	$(385,719)
Net basic and fully diluted loss per share	$(0.001)	$(0.001)	$(0.003)	$(0.002)

Weighted average common shares outstanding
Basic	187,252,787	187,443,238	187,252,787	186,882,313
Diluted	218,725,516	216,734,771	218,725,516	216,216,791

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.

Consolidated Statement of Cash Flows (Unaudited)

	For the Nine Months
	Ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(565,666)	$(385,719)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation	224,720	225,378
Stock issued for services	-	4,246
Gain on forgiveness of interest	(114,821)	-
Changes in assets and liabilities
(Increase) decrease in other assets	29,016	(13,373)
(Increase) decrease in other current assets	(4,447)	781
Increase in accounts payable	133,863	8,166
Increase in accrued interest	104,580	194,276
Decrease in accrued expenses and other current liabilities	(76,139)	(12,283)
Net cash (used in) provided by operating activities	(268,894)	21,472

Cash flows from investing activities
Purchase of fixed assets	(156,150)	(11,331)
Net cash used in investing activities	(156,150)	(11,331)

Cash flows from financing activities
Payments on mortgage note payable	(41,095)	-
Payments on equipment note payable	-	(98,281)
Proceeds on notes payable - related parties	331,797	65,827
Proceeds from advances - related parties	149,000	-
Proceeds from notes payable	122,000	-
Payments on notes payable - related parties	(14,000)	-
Payments on notes payable	(12,000)	-
Proceeds from sale of common stock	-	5,000
Net cash provided by (used in) financing activities	535,702	(27,454)

Net increase (decrease) in cash	110,658	(17,313)

Cash at beginning of period	20,112	17,313
Cash at end of period	$130,770	$-

Supplemental cash flow information
Cash paid for:
Interest	$90,007	$61,673
Non-cash transactions
Stock issued for services	$-	$4,246

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

The accompanying un-audited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2016 (filed April 24, 2017). Operating results for the three-months and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

NOTE 2. GOING CONCERN

The accompanying Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered recurring losses, negative working capital and is dependent upon raising capital to continue operations. The Company has incurred losses resulting in an accumulated deficit of $12,279,852 and $11,714,186 as of September 30, 2017 and December 31, 2016, respectively.

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

•Maintaining the Company mission of focusing on net profits by increasing ticket sales and introducing concession items with higher gross profit.

•Achieving on-going breakeven revenue and expenses by the middle of 2018 based on: 1) current management assumptions, 2) Hollywood film release performance, and 3) increased attendance resulting from marketing and physical theater improvements.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually attain profitable operations.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3. STOCKHOLDERS’ EQUITY

During the nine-month period ended September 30, 2017, the Company did not issue any capital stock.

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

•Common stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding 191,954,084 on September 30, 2017 and 191,954,084 on December 31, 2016. The common stock has one vote per share. The common stock is traded on the OTCBB (now “OTC Pink”) under the symbol FLCR.

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

The Company recorded an impairment charge from continuing operations of $487,562 for the year ended, December 31, 2016. The estimated aggregate fair value of the long-lived assets impaired during the year ended December 31, 2016 was $3,990,000 and consisted of the Company’s land and building. The Company’s fair value estimate was derived primarily from estimated future cash flows of the Save-A-Lot portion of the building and land associated with a planned sale of the property by the Company during the year ending December 31, 2017 as well as a third-party appraisal on both the Save-A-Lot portion and movie theater portion of the Company’s building and land. There was no additional impairment during the nine months ended September 30, 2017.

NOTE 6. LEASES – LESSORS

The Company leases space to a Save-A-Lot grocery store at our Indianapolis location. Save-A-Lot corporate assumed the lease in March 2014 for seven years with three five-year options. Monthly rent charged to the tenant is $13,373 per month. Total rental income relating to this lease was $120,353 and $120,353 for the nine months ended September 30, 2017 and 2016, respectively.

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

•Focusing on increasing traditional movie sales and concession items with higher gross profit;

•Increased revenue from food and beverage sales related to our new food menu;

•Closely managing operational costs, balancing these new revenues to achieve and exceed ongoing breakeven operation;

•Better serving our target market through scheduling of Spanish language Hollywood movies, Indian films for our Hindi, and Telugu and Tamil community;

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

Mortgage Debt Payment Reduction

In late 2016, the Company began negotiations with Kirkland Financial, holder of the real estate mortgage and the equipment note to combine the property mortgage and the equipment note into a more affordable single monthly payment. Prior to the end of December, Kirkland Financial responded with a restructured finance agreement which reduced the combined property and equipment note monthly payment from $46,094 to $15,223. As of September 30, 2017, the Company’s new capital commitments on the combined property and equipment loan to FullCircle Entertainment, Inc are $4,582,514. As a result of this loan modification, the Company recorded a $114,821 gain on forgiveness of prior accrued interest associated with the former mortgage and equipment note. The new mortgage has a balloon payment of all unpaid principal and interest on July 15, 2020. Finally, after the theater is again cash flowing to expectations, the Company plans to refinance the mortgage to maintain an acceptable monthly payment.

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

Other Debt

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business. As of September 30, 2017, we have approximately $190,000 in unsecured notes payable, $149,000 of unsecured advances from a related party and $1,544,129 of unsecured notes payable from related parties. Most unsecured notes and advances are with shareholders of the company and does not require any debt maintenance now, as interest is accrued.

We have a combined property mortgage and equipment note of approximately $4,582,514, which is secured.

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

Our Corporate Information

Our principal executive offices are located at 417 W Peck Street, Meridian, Idaho, 83646, and our telephone number is (208) 803-1509. The FullCircle Registry website is www.fullcircleregistry.com, which has links to all SEC filings, updates on the theaters continued conversion to our new Dine-In Cinema LITE business model and information on the Company’s other business developments. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this report.

RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2017 AND 2016

Revenues during the three months ended September 30, 2017 were $281,128 with a cost of sales of $82,120, yielding a gross profit of $199,008 or 70.8%. This compares to $261,568 in revenues for the same period in 2016, with a cost of sales of $81,378, yielding a gross profit of $180,190 or 68.9%. Revenues during the nine months ended September 30, 2017 were $895,329 with a cost of sales of $312,755, yielding a gross profit of $582,574 or 65.1%. This compares to $820,667 in revenues for the same period in 2016, with a cost of sales of $236,658, yielding a gross profit of $584,009 or 71.2%. The increased cost of sales in the nine months ended September 30, 2017 included additional food costs associated with the theater’s Dine-In Cinema LITE food service, while sales from the new food service menu items failed to cover the food expense. The theater also incurred additional film rental costs from Hollywood studios, including advances on certain new releases, while these films did not increase attendance commensurate to the advanced expense.

Selling, general, and administrative expenses during the current three-month period ended September 30, 2017 were $254,358, resulting in loss before depreciation of $55,350, compared to selling, general and administrative expenses during the three-month period ended September 30, 2016 of $194,250, resulting in an operating loss before depreciation of $14,060. Selling, general, and administrative expenses during the nine-month period ended September 30, 2017 were $799,327, resulting in loss before depreciation of $216,753, compared to selling, general and administrative expenses during the nine-month period ended September 30, 2016 of $488,401, resulting in an operating income before depreciation of $95,608. Operating expenses have increased due to marketing efforts, launch of Dine-In Cinema LITE food services, Funny Friday’s Comedy Shows, increases in contract labor, increase in the number of employees, pay increases for management and staff, HVAC repairs, projector repairs & parts, roofing repairs, etc.

Depreciation expense totaled $73,130 resulting in operating loss of $128,480 for the three-month period ended September 30, 2017. Depreciation expense in the same period in 2016 was $75,126 resulting in an operating loss of $89,186. Depreciation expense during the nine-month period ended September 30, 2017 was $224,720, resulting in an operating loss of $441,473. Depreciation expense in the same period in 2016 was $225,378, resulting in an operating loss of $129,770.

Interest expense for the three months ended September 30, 2017 was $73,250, producing a net loss for the period of 201,730, compared to interest expense of $78,275, resulting in a net loss of $167,461 during the same period in 2016. Interest expense during the nine months ended September 30, 2017 was $239,014, producing a net loss for the period of $565,666 compared to interest expense of $255,949, resulting in a net loss of $385,719 during the same period in 2016.

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

Liquidity and Capital Resources

At September 30, 2017, the Company had total assets of $4,578,135 compared to $4,552,458 on December 31, 2016. The Company had total assets consisting of $130,770 in cash, $29,243 of other current assets, and $4,407,252 of net fixed assets in Georgetown 14, which includes accumulated depreciation of $2,155,332. Total assets of $4,552,458 as of December 31, 2016 consisted of $20,112 in cash, $24,796 of other current assets and $4,467,664 of net fixed assets in Georgetown 14, which includes accumulated depreciation of $1,930,612.

At September 30, 2017, the Company had $7,260,516 in total liabilities. Total liabilities include $235,270 in accounts payable, $99,204 in accrued expenses, $460,399 in accrued interest, $190,000 in notes payable, $1,544,129 of notes payable-related party, $63,734 of current portion of long-term debt and $4,518,780 of the long-term portion of our long-term debt.

Total liabilities at December 31, 2016 were $6,669,173, which was comprised of $101,407 in accounts payable, $175,343 in accrued expenses, $470,640 in accrued interest, $80,000 in notes payable, $1,226,332 of notes payable-related party, $55,688 of current portion of long-term debt and $4,320,238 of the long-term portion of our long-term debt.

Net cash used by operating activities ending September 30, 2017 was $268,894 compared to net cash provided by operating activities for the nine months ended September 30, 2016 of $21,472. During the nine months ended September 30, 2017, $156,150 was used on investing activities, and $535,702 was provided by financing activities. For the same period in 2016, $11,331 was used in investing activities and $27,454 was used by financing activities.

Our auditors have expressed concern that the Company has experienced losses from operations and negative cash flows from operations since inception. We have negative working capital and a capital deficiency at September 30, 2017. As of September 30, 2017, the stockholder’s deficit is $2,682,381 compared to a deficit of $2,116,715 on December 31, 2016. These conditions raise substantial doubt about our ability to continue as a going concern.

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

During the nine-month period ending September 30, 2017 the company issued no shares.

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

Date: November 20, 2017

/s/ James Leigh Friedman

James Leigh Friedman

Chief Executive Officer