Form 10-K
period 2017-12-31
FULLCIRCLE REGISTRY INC
filed 2018-04-17
CIK 1127993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 333-51918

FULLCIRCLE REGISTRY, INC.

(Exact name of registrant as specified in its charter)

NEVADA	61-1363026
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

417 W Peck Street, Meridian, Idaho 83646

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (208) 803-1509

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

(None)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

(None)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting Company)	Smaller reporting Company	[X]
Emerging growth company	[ ]

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

The aggregate market value of the voting stock of the registrant held by non-affiliates (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the registrant’s common stock) of the registrant as of June 30, 2017 was approximately $430,911 for 100,211,920 shares at $.00430 per share.

The number of shares outstanding of the issuer's Common Stock, as of April 4, 2018 was 191,954,084.

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

Company Operations

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

In the beginning of the fourth quarter of 2017, changes were made to the structure of theater management. The Company General Manager is represented by three Assistant General Managers, who report directly to the General Manager/CEO. Thus, the CEO has more control, visibility, and direct affect in the day to day operations. The CEO engages in movie booking process with booking agent and oversees and participates in all other duties of General Management.

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

Theater revenues come from the sale of movie tickets and concessions, as well as special events. Most of the tickets we sell are sold at our theater box offices immediately before the start of a film. Patrons can also buy tickets in advance on our website and Fandango. For the year ended December 31, 2017, box office admissions and concession sales were up marginally, but at a higher cost due to marketing expenditures during the first three quarters of 2017. In the fourth quarter of 2017, we cut unproductive marketing expenses.

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

In the past, our concession stand was built around a limited menu, primarily focused on higher margin items such as popcorn, soft drinks, flavored popcorn, candy, frozen drinks, hot dogs and pretzels. In 2017 the Company implemented a new food service which was an upgrade of food choices in an effort to increase food sales as a percentage of total revenue. Concession inventory was purchased from a local supplier. The Company’s culinary chef also provided food supplies for the expanded menu. However, this effort in the first three quarters of 2017 resulted in loss of internal controls, and thus higher waste and food costs.

Having subcontracted culinary chefs also severely compressed our concession profit margins and was cannibalizing our higher profit margin concession items. The fourth quarter of 2017 saw concession margins rebound as the change to in-house menu resumed. Plans for expanded in-house high margin items for 2018 are underway.

Marketing

The Georgetown 14 Digital Cinemas website is www.georgetowncinemas.com, which features up-to-date listings of all movie show times and the ability to pre-purchase tickets online. In October 2016, the theater purchased approximately 19,000 emails for African-American households and approximately 7,000 emails for Latino households within a 10-mile radius of the theater. Since that time, we have sent a weekly email in both English and Spanish with news on theater improvements, special promotions, movie trailer links and links to purchasing tickets on the website. The theater also has a Facebook page with 2,000 likes which is used for special event marketing. The Company is reviewing additional marketing plans focused on social media, including Short Text Messaging to mobile phones.

However, as stated earlier these costly efforts outweighed revenues. High cost internet marketing expenses were cut in favor of marketing to demographics for specific upcoming movies. These efforts saw the fourth quarter of 2017 marketing costs drop and attendance in varied demographics accelerate.

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

Implementing New Operational and Strategic Plans

At the close of 2017, the Company was prioritizing the implementation of several strategies:

•New organizational structure to add senior staff positions as well as concession personnel. The theater has been running very lean during times of poor performance. The pace of increased ticket sales toward the end of 2017 has shown the need to add employees in order to assure quality of service.

•Increased presentation of films from India as well as Spanish language versions of popular Hollywood films. Offering multi-language films and hosting multi-cultural events to target the local demographic is a key part of our future strategy.

In the fourth quarter, we marketed directly to local conventions, schools, daycare centers, churches & senior living facilities, targeting them with specific upcoming movies. We removed those marketing ventures that did not prove profitable and began to streamline procedures. In 2018, we plan to increase revenue per head by:

•Increasing concession prices to cover sales tax on those items, which is standard in the industry

•Competitively pricing tickets and concession items with the local Indianapolis metropolitan area

•Upgrading our inventory process by integrating it into the current POS to make inventory

•Increase safety and security by adding cameras, video screens, and security guards during peak times.

Present Sources of Funding

Previously, when FullCircle Entertainment experienced revenue shortfalls, the Company’s issued stock to pay certain vendors for services in lieu of cash payments. Management has determined that using stock in lieu of cash for vendor services is a practice which needlessly dilutes current shareholder interests.

Instead, management sought other sources of funding. Initially, the funding burden fell solely on the Company’s founders and Board members, who provided funding in the form of loans represented by promissory notes. The Board has also assisted in presenting FullCircle Entertainment’s “Round One” investment proposal to individual promissory note investors, principally from Kentucky where the Company is headquartered. These promissory note investors receive 6.25% to 15% interest, compounded annually with interest to be paid quarterly. Payment of the interest on these promissory notes is a line item in FullCircle Entertainment’s budget, which is prioritized to provide timely interest payments to our investors. During the year ended December 31, 2017, FullCircle Entertainment received $497,000 in funding promissory notes and advances from our shareholders and founders and $122,000 from other individual investors located in Kentucky.

Future Sources of Funding

The Company plans to use anticipated increased rising theater profits to both supplement planned improvements and to ensure that we meet our payment obligations to our note holders.

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

Mortgage Debt Payment Reduction

In late 2016, the Company, began negotiations with Kirkland Financial, holder of the real estate mortgage and the equipment note to combine the property mortgage and the equipment note into a more affordable single monthly payment. Prior to the end of December, Kirkland Financial responded with a restructured finance agreement which reduced the combined property and equipment note monthly payment from $46,094 to $15,223. As of December 31, 2017, the Company’s new capital commitments on the combined property and equipment loan to FullCircle Entertainment, Inc. are $4,546,390. As a result of this loan modification, the Company recorded a $114,821 gain on forgiveness of prior accrued interest associated with the former mortgage and equipment note. The new mortgage has a balloon payment of all unpaid principal and interest on July 15, 2020. Finally, after the theater is again cash flowing to expectations, the Company plans to refinance the mortgage to maintain an acceptable monthly payment.

Other Debt

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business. As of December 31, 2017, we have approximately $165,000 in unsecured notes payable, $149,000 of unsecured advances from a related party and $1,557,938 of unsecured notes payable from related parties. Most unsecured notes and advances are with shareholders of the Company and does not require any debt maintenance now, as interest is accrued.

We have a combined property mortgage and equipment note of approximately $4,546,400 which is secured as of December 31, 2017. We also have a note payable to a financial institution associated with a vehicle in the amount of $6,979 as of December 31, 2017.

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

Property Taxes

Over the past two years, the Company successfully appealed the assessed taxable value of the Company’s real and personal property. However, limited cash flows led to failure to make timely payments of the Company’s real and personal property taxes owed. New management arranged a monthly payment plan with the Marion County Tax Assessor to bring past tax payments current. The remaining portion of the delinquent property tax payments were paid in full during the year ended December 31, 2017.

ITEM 1A. Risk Factors

As a “smaller reporting company” we are not required to respond to this item.

ITEM 1B. Unresolved Staff Comments

As a “smaller reporting company” we are not required to respond to this item.

ITEM 2. Properties

Our principal executive offices are located at 417 W Peck Street, Meridian, Idaho, 83646, and our telephone number is (208) 803-1509.

We also own the Georgetown 14 Digital Cinemas movie complex located in Indianapolis, Indiana. The property currently houses a 14-theater movie complex, which is owned and operated by us. A portion of the building housing the Georgetown Digital Cinemas also includes a grocery store space, which is leased to a Save-A-Lot grocery store. The lease was renewed in 2014 for seven years with three five year options. Also see NOTE 7. LEASES – LESSORS for a detailed description of the lease terms.

ITEM 3. Legal Proceedings.

We are not currently subject to any material pending legal proceedings.

ITEM 4. Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the OTC Bulletin Board, or OTCBB, under the trading symbol FLCR.

The following table sets forth, for the periods indicated, the high and low closing prices as reported by OTCBB for our common stock for fiscal years 2016 and 2017. The OTCBB quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Period	High	Low
Year Ended December 31, 2017 First Quarter	$0.0085	$0.0020
Second Quarter	$0.0047	$0.0022
Third Quarter	$0.0052	$0.0016
Fourth Quarter	$0.0037	$0.0017

Year Ended December 31, 2016
First Quarter	$0.0035	$0.0014
Second Quarter	$0.0060	$0.0014
Third Quarter	$0.0065	$0.0016
Fourth Quarter	$0.0045	$0.0020

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

The number of record holders of our common stock at April 4, 2018 was approximately 294.

ITEM 6. Selected Financial Data

FullCircle Registry, Inc.

Consolidated Financial Statements for the Years Ended

December 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of FullCircle Registry, Inc. and Subsidiaries

Shelbyville, Kentucky

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of FullCircle Registry, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2014.

/s/ Somerset CPAs, P.C.

Somerset CPAs, PC

Indianapolis, Indiana

April 16, 2018

FullCircle Registry, Inc.

Consolidated Balance Sheets

December 31, 2017 and 2016

	2017	2016
Assets
Current assets:
Cash	$30,711	$20,112
Other current assets	13,981	24,796
Total current assets	44,692	44,908
Fixed assets
Georgetown 14 property	6,741,407	5,258,276
Building, land and equipment held for sale	-	1,140,000
Accumulated depreciation	(2,406,378)	(1,930,612)
Total fixed assets	4,335,029	4,467,664
Other assets	10,870	39,886
Total assets	$4,390,591	$4,552,458
Liabilities & Stockholders' Deficit
Current liabilities
Current portion of long term debt	$64,164	$55,688
Accounts payable	252,978	101,407
Accrued expenses and other current liabilities	95,931	175,343
Accrued interest expense	502,481	470,640
Advances from shareholder	149,000	-
Short term notes payable	165,000	55,000
Short term notes payable - related party	1,376,612	1,159,390
Total current liabilities	2,606,166	2,017,468
Long term liabilities
Equipment note payable, less current portion	-	239,525
Mortgage note payable, less current portion	4,489,205	4,320,238
Long term notes payable	-	25,000
Long term notes payable - related party	181,326	66,942
Total long term liabilities	4,670,531	4,651,705
Total liabilities	7,276,697	6,669,173
Stockholders' Deficit
Preferred stock, authorized 10,000,000 shares of $.001 par value
Preferred A, issued and outstanding is 10,000	10	10
Preferred B, issued and outstanding is 300,600	300	300
Common stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding shares of 191,954,084 and 191,954,084 shares, respectively	191,954	191,954
Additional paid-in-capital	9,405,207	9,405,207
Accumulated deficit	(12,483,577)	(11,714,186)
Total stockholders' deficit	(2,886,106)	(2,116,715)
Total Liabilities & Stockholders' Deficit	$4,390,591	$4,552,458

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.

Consolidated Statement of Operations

For the Years Ended December 31, 2017 and 2016

	2017	2016

Revenues	$1,128,180	$1,087,411
Cost of sales	435,486	326,157
Gross profit	692,694	761,254

Operating Expenses
Selling, general & administrative	956,293	697,985

Income (loss) before depreciation	(263,599)	63,269

Depreciation expense	310,766	300,501

Operating loss	(574,365)	(237,232)

Other income
Gain on forgiveness of interest	114,821	-

Other expense
Interest expense	(303,835)	(348,584)
Building and land impairment	-	(487,562)
Total other expense	(303,835)	(836,146)

Net loss before income taxes	(763,379)	(1,073,378)

Income taxes	-	-

Net loss	$(763,379)	$(1,073,378)
Net basic and fully diluted loss per share	$(0.004)	$(0.006)

Weighted average common shares outstanding
Basic	191,954,084	187,252,787
Diluted	226,835,846	218,725,516

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.

Consolidated Statement of Cash Flows

For the Years Ended December 31, 2017 and 2016

	2017	2016
Cash flows from operating activities
Net loss	$(763,379)	$(1,073,378)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	310,766	300,501
Building and land impairment	-	487,562
Stock issued for services	-	5,874
Gain on forgiveness of interest	(114,821)	-
Changes in assets and liabilities
(Increase) decrease in other assets	29,016	(29,016)
Decrease in other current assets	10,815	7,272
Increase in accounts payable	151,571	11,296
Increase in accrued interest	146,662	236,052
Decrease in accrued expenses and other current liabilities	(85,424)	(34,201)
Net cash used in operating activities	(314,794)	(88,038)

Cash flows from investing activities
Purchase of fixed assets	(169,973)	-
Net cash used in investing activities	(169,973)	-

Cash flows from financing activities
Payments on mortgage note payable	(70,240)	-
Payments on equipment note payable	-	(118,842)
Proceeds on notes payable - related parties	348,000	144,679
Proceeds from advances - related parties	149,000	-
Proceeds from notes payable	122,000	50,000
Payments on notes payable - related parties	(16,394)	-
Payments on notes payable	(37,000)	-
Proceeds from sale of common stock	-	15,000
Net cash provided by financing activities	495,366	90,837

Net increase in cash	10,599	2,799

Cash at beginning of period	20,112	17,313
Cash at end of period	$30,711	$20,112

Supplemental cash flow information
Cash paid for:
Interest	$164,104	$112,532
Non-cash transactions
Stock issued for services	$-	$5,874

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.

Consolidated Statements of Stockholders’ Deficit

For the Years Ended December 31, 2017 and 2016

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional paid-in Capital	Accumulated Deficit	Total
Balance, January 1, 2016	310,600	$310	185,754,300	$185,755	$9,390,532	$(10,634,797)	$(1,058,200)
Stock issued for cash at $.0023 per share	-	-	4,347,826	4,348	5,652	-	10,000
Stock issued for cash at $.005 per share	-	-	1,000,000	1,000	4,000	-	5,000
Stock issued for services at $.005 per share	-	-	528,768	529	2,114	-	2,643
Stock issued for services at $.01 per share	-	-	323,190	323	2,908	-	3,231
Stock returned to Treasury at $.0023 per share	-	-	(1,000)	(1)	1	-	-
Series B Preferred stock dividend	-	-	-	-	-	(6,011)	(6,011)
Net loss for the year ended December 31, 2016	-	-	-	-	-	(1,073,378)	(1,073,378)
Balance, December 31, 2016	310,600	310	191,953,084	191,954	9,405,207	(11,714,186)	(2,116,715)
Series B Preferred stock dividend	-	-	-	-	-	(6,012)	(6,012)
Net loss for the year ended December 31, 2017	-	-	-	-	-	(763,379)	(763,379)
Balance, December 31, 2017	310,600	$310	191,953,084	$191,954	$9,405,207	$(12,483,577)	$(2,886,106)

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.

For the Years Ended December 31, 2017 and December 31, 2016

Notes to Consolidated Financial Statements

NOTE 1. ORGANIZATION AND BUSINESS DESCRIPTION

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

The Company’s subsidiary, FullCircle Entertainment, Inc. (“FullCircle Entertainment”), was established in 2010 for acquiring movie theaters and other entertainment venues. On December 31, 2010, FullCircle Entertainment purchased Georgetown 14 Cinemas, a fourteen-theater movie complex located on eight acres at 3898 Lafayette Road, Indianapolis, IN 46254 for a purchase price of $5.5 million. Currently, the operation of this theater (and the lease of a grocery store within the structure) is the Company’s sole business and source of revenue.

NOTE 2. BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Any reference in these footnotes to applicable guidance is meant to refer to the authoritative U.S. generally accepted accounting principles (“GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

Accounting Method & Revenue Recognition

The Company's policy is to use the accrual method of accounting to prepare and present financial statements that conform to generally accepted accounting principles (“GAAP”). Revenue is recognized for the performance of providing goods, services or other rights to customers.

Principles of Consolidation

For the years ended December 31, 2017 and 2016, the consolidated financial statements include the books and records of FullCircle Registry, Inc. and FullCircle Entertainment, Inc. All inter-Company transactions and accounts have been eliminated in the consolidation.

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

FullCircle Registry, Inc.

For the Years Ended December 31, 2017 and December 31, 2016

Notes to Consolidated Financial Statements

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES (continued)

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

•Common stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding 191,954,084 on December 31, 2017 and 191,954,084 on December 31, 2016. The common stock has one vote per share. The common stock is traded on the OTCBB (now “OTC Pink”) under the symbol FLCR.

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

Property and Equipment

Property and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation of property and equipment is provided using the straight-line method over the respective useful lives ranging from 3-20 years. Depreciation expense for the years ended December 31, 2017 and 2016 totaled $310,766 and $300,501, respectively.

Impairment of Long Lived Assets

The Company assesses whether certain relevant factors limit the period over which acquired assets are expected to contribute directly or indirectly to future cash flows for amortization purposes. Under certain conditions the Company may assess the recoverability of the unamortized balance of its long-lived assets based on undiscounted expected future cash flows. Should the review indicate that the carrying value is not fully recoverable; the excess of the carrying value over the fair value of any intangible asset is recognized as an impairment loss. The Company recorded an impairment charge from continuing operations of $0 and $487,562 for the year ended December 31, 2017 and 2016, respectively.

Earnings (Loss) Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the consolidated financial statements.

	For the Years
	Ended December 31,
	2017	2016

Net loss	$(763,379)	$(1,073,378)

Net basic and fully diluted loss per share	$(0.004)	$(0.006)

Weighted average shares outstanding - Basic	191,954,084	187,252,787

Weighted average shares outstanding - Diluted	226,835,846	218,725,516

There are no outstanding common stock options and/or warrants.

FullCircle Registry, Inc.

For the Years Ended December 31, 2017 and December 31, 2016

Notes to Consolidated Financial Statements

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES (continued)

Provision for Income Taxes

The Company’s deferred tax assets and liabilities as of December 31, 2017 and 2016 are summarized as follows:

	2017	2016

Net operating loss carry forward	$2,834,901	$3,700,517

Building and land impairment	126,461	175,522

Deferred tax assets	2,961,362	3,876,039

Valuation allowance	(2,961,362)	(3,876,039)

Total deferred tax assets	$-	$-

Federal and state income tax expense for the years ended December 31, 2017 and 2016, are summarized as follows:

	2017	2016

Current federal and state tax expense	$-	$-

Deferred federal and state tax (expense) benefit	(914,677)	340,256

Change in valuation allowance	914,677	(340,256)

Income tax expense	$-	$-

The Company has adopted FASB ASC 740-10 to account for income taxes. The Company currently has no items creating material temporary differences that would give rise to deferred tax assets or liabilities except as noted above. Net operating losses give rise to possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards; a valuation allowance has been made to the extent of any future tax benefit that the net operating losses may generate. A provision for income taxes has not been made due to the deferred tax asset associated with the net operating loss carry-forwards of approximately $10,903,000 and $10,279,000 as of December 31, 2017 and 2016, respectively, which may be offset against future taxable income. These net operating loss carry-forwards begin to expire in the year 2020. No tax benefit has been reported in the financial statements. Tax rates differ from statutory rates due to the uncertainty of the above.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of December 31, 2017, and 2016, the Company had no accrued interest or penalties related to uncertain tax positions.

FullCircle Registry, Inc.

For the Years Ended December 31, 2017 and December 31, 2016

Notes to Consolidated Financial Statements

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

For the purposes of the Statements of Cash Flows, the Company considers cash and cash equivalents to be cash in all bank accounts, including money market and temporary investments that have an original maturity of three months or less.

Statements of Financial Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting remains largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after the date of initial adoption, with an option to elect to use certain transition relief. The Company evaluated this potential impact of adopting this guidance and does not believe that it will have a significant impact on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on our present or future financial statements.

NOTE 4. GOING CONCERN

The accompanying Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered recurring losses, negative working capital and is dependent upon raising capital to continue operations. The Company has incurred losses resulting in an accumulated deficit of $12,483,577 and $11,714,186 as of December 31, 2017 and 2016, respectively.

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

FullCircle Registry, Inc.

For the Years Ended December 31, 2017 and December 31, 2016

Notes to Consolidated Financial Statements

NOTE 5. NOTES PAYABLE

The Company's notes payable obligations to unrelated parties are as follows as of December 31, 2017 and 2016:

	2017	2016
Note payable to an individual in which the note accrues interest on the original principal balance at a rate of 8% interest annually and is due on demand.	$20,000	$20,000

Note payable to an individual in which the note accrues interest on the original principal balance at a rate of 8% interest annually and is due on demand.	10,000	10,000

Note payable to an individual in which the note accrues interest on the original principal balance at a rate of 6.25% interest annually and due on demand	60,000	25,000

Note payable to an individual in which the note accrues interest on the original principal balance at a rate of 6.25% interest annually and is scheduled to mature in August 2018.	25,000	-

Note payable to an individual in which the note accrues interest on the original principal balance at a rate of 6.25% interest annually and is scheduled to mature in December 2018.	25,000	25,000

Note payable to an individual in which the note accrues interest on the original principal balance at a rate of 10% interest annually and is due on demand.	25,000	-

Digital equipment note payable to a financial institution in which interest payable at 7% annually through December, 2016; secured by the digital equipment The note payable was modified during the year ended December 31, 2017, see Mortgage and Digital Note Refinancing note below.	-	242,450

Mortgage payable assumed in acquisition, less current portion; interest was payable at 4.75% monthly payments of $34,435 through December 31, 2016. The note payable was modified during the year ended December 31, 2017, see Mortgage and Digital Note Refinancing note below. After the modification, the mortgage payable’s interest payable changed to 2.656% annually with monthly payment of $15,223 through July 15, 2020. The mortgage payable is secured by the building and land as well as guarantees by related parties.	4,546,390	4,373,001

Note payable to a financial institution in acquisition of vehicle with monthly installment of $153. This mortgage payable was paid off subsequent to December 31, 2017.	6,979	-

Total Non-Related Party Notes Payable	4,718,369	4,695,451

Current Portion of Non-Related Party Notes Payable	229,164	110,688

Long-term Portion of Non-Related Party Notes Payable	$4,489,205	$4,584,763

Future minimum principal payments on the non-related party notes payable are as follows:

2018	229,164
2019	63,990
2020	4,425,215
Total	$4,718,369

FullCircle Registry, Inc.

For the Years Ended December 31, 2017 and December 31, 2016

Notes to Consolidated Financial Statements

NOTE 5. NOTES PAYABLE (continued)

The Company's notes payable obligations to related parties are as follows as of December 31, 2017 and 2016:

	2017	2016
Note payable to a related party in which the note accrues interest on the original principal balance at a rate of 15% interest annually and is due on demand.	$151,891	$151,891

Notes payable to a related party in which the note accrues interest on the original principal balance at a rate of 12% interest annually and is due on demand. The note payable principal and interest at the election of the lender can be converted to restricted shares of common voting stock at $.04 per share.	50,000	50,000

Various notes payable to a related party in which the note accrues interest on the original principal balance at a rate of 10% interest annually and is due on demand. The notes payable principal and interest at the election of the lenders can be converted to restricted shares of common voting stock at $.04 per share.	803,888	803,888

Various notes payable to a related party in which the note accrues interest on the original principal balance at a rate of 8% interest annually and is due on demand.	91,626	76,626

Various notes payable to a related party in which the note accrues interest on the original principal balance at a rate of 6.25% interest annually and was scheduled to mature in October 2017 and is currently due on demand.	91,000	25,000

Note payable to a related party in which the note accrues interest on the original principal balance at a rate of 6.25% interest annually and is due in August 2019.	8,000	-

Note payable to a related party in which the note bears no interest and is scheduled to mature on demand.	25,000	-

Note payable to a related party in which the note accrues interest on the original principal balance at a rate of 9% interest annually and is scheduled to mature in October 2019.	125,000	-

Various notes payable to a related party in which the note accrues interest on the original principal balance at a rate of 10% interest annually through December 31, 2016 at which time the interest rate is reduced to 6.25% interest annually. The notes are scheduled to mature at various date through July 2021.	211,534	118,927

Total Related Party Notes Payable	1,557,938	1,226,332

Current Portion of Related Party Notes Payable	1,376,612	1,159,390

Long-term Portion of Related Party Notes Payable	$181,326	$66,942

Future minimum principal payments on the related party notes payable are as follows:

Year Ending December 31,
2018	1,376,612
2019	150,248
2020	19,054
2021	12,024
Total	$1,557,938

FullCircle Registry, Inc.

For the Years Ended December 31, 2017 and December 31, 2016

Notes to Consolidated Financial Statements

NOTE 5. NOTES PAYABLE (continued)

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

Delinquent property mortgage loan payments continued to accrue until September, 2016. The Company made renegotiation of the Kirkland Financial property mortgage loan. In December 2016, Kirkland Financial responded with a restructured loan agreement which reduced the combined property and equipment monthly payment from $46,094 to $15,223. The amended single loan obligation, which became effective on January 15, 2017 currently calls for monthly payments of $15,223 at an interest rate of 2.5% with a final balloon payment due of $4,410,562 on July 15, 2020.

NOTE 6. RELATED PARTY

The Company received advances from related parties for $497,000 and $144,679 for operating needs in 2017 and 2016, respectively. The balance of the notes payable and advances to related parties was $1,557,938 and $1,226,332 as of December 31, 2017 and 2016 respectively. The advances from shareholder as of December 31, 2017 and 2016 was $149,000 and $0, respectively. The advances are unsecured, due on demand and accrue interest at a rate of 6.25% annually.

NOTE 7. STOCKHOLDERS EQUITY

During the year ended December 31, 2017, the Company did not issue any capital stock.

NOTE 8: IMPAIRMENT OF LONG-LIVED ASSETS

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

The Company recorded an impairment charge from continuing operations of $487,562 for the year ended, December 31, 2016. The estimated aggregate fair value of the long-lived assets impaired during the year ended December 31, 2016 was $3,990,000 and consisted of the Company’s land and building. The Company’s fair value estimate was derived primarily from estimated future cash flows of the Save-A-Lot portion of the building and land associated with a planned sale of the property by the Company as well as a third-party appraisal on both the Save-A-Lot portion and movie theater portion of the Company’s building and land. There was no additional impairment during year ended December 31, 2017.

FullCircle Registry, Inc.

For the Years Ended December 31, 2017 and December 31, 2016

Notes to Consolidated Financial Statements

NOTE 9. LEASES – LESSORS

The Company leases space to a Save-A-Lot grocery store at our Indianapolis location. Save-A-Lot corporate assumed the lease in March 2014 for seven years with three five-year options. Monthly rent charged to the tenant is $13,375 per month. Total rental income relating to this lease was $160,501 and $160,470 for the year ended December 31, 2017 and 2016, respectively. The following is a schedule of future minimum rentals under the lease:

Year Ending December 31,
2018	160,470
2019	160,470
2020	160,470
2021	120,352
Total	$601,762

The initial lease term ends September 30, 2021. Save-A-Lot reserves the right to exercise three five-year options, which would extend the maturity date to September 30, 2036.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General:

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

Revenue and Related Expenses

Revenues during the year ended December 31, 2017 were $1,128,180 with a cost of sales of $435,486, yielding a gross profit of $692,694 or 61.4%. This compares to $1,087,411 in revenues for the year ended December 31, 2016, with a cost of sales of $326,157, yielding a gross profit of $761,254 or 70.0%. The increased cost of sales in the year ended December 31, 2017 included additional food costs associated with the theater’s Dine-In Cinema LITE food service, while sales from the new food service menu items failed to cover the food expense. The theater also incurred additional film rental costs from Hollywood studios, including advances on certain new releases, while these films did not increase attendance commensurate to the advanced expense.

Selling, general, and administrative expenses during the year ended December 31, 2017 were $956,293, resulting in loss before depreciation of $263,599, compared to selling, general and administrative expenses during the year ended December 31, 2016 of $697,985, resulting in an operating income before depreciation of $63,269. Operating expenses have increased due to marketing efforts, launch of Dine-In Cinema LITE food services, Funny Friday’s Comedy Shows, increases in contract labor, increase in the number of employees, pay increases for management and staff, HVAC repairs, projector repairs & parts, roofing repairs, etc.

Depreciation expense totaled $310,766 resulting in operating loss of $574,365 for the year ended December 31, 2017. Depreciation expense during the year ended December 31, 2016 was $300,501 resulting in an operating loss of $237,232.

Other income for the year ended December 31, 2017 was $114,821, due to the gain on forgiveness of the interest on the Company’s mortgage and equipment loan with Kirkland Financial.

Interest expense for the year ended December 31, 2017 was $303,835, compared to interest expense of $348,584 during the year ended December 31, 2016. Impairment charge from continuing operations for the year ended December 31, 2017 was $0. Impairment charge from continuing operations for the year ended December 31, 2016 was $487,562. The Company had a net loss of $763,379 during the year ended December 31, 2017 compared to net loss of $1,073,378 during the year ended December 31, 2016.

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

Liquidity and Capital Resources

At December 31, 2017, the Company had total assets of $4,390,591 compared to $4,552,458 on December 31, 2016. The Company had total assets consisting of $30,711 in cash, $13,981 of other current assets, and $4,335,029 of net fixed assets in Georgetown 14, which includes accumulated depreciation of $2,406,378. Total assets of $4,552,458 as of December 31, 2016 consisted of $20,112 in cash, $24,796 of other current assets and $4,467,664 of net fixed assets in Georgetown 14, which includes accumulated depreciation of $1,930,612.

At December 31, 2017, the Company had $7,276,697 in total liabilities. Total liabilities include $252,978 in accounts payable, $95,931 in accrued expenses, $502,481 in accrued interest, $149,000 of advances from shareholder, $165,000 in notes payable, $1,376,612 of notes payable-related party, $64,164 of current portion of long-term debt and $4,670,531 of the long-term portion of our long-term debt.

Total liabilities at December 31, 2016 were $6,669,173, which was comprised of $101,407 in accounts payable, $175,343 in accrued expenses, $470,640 in accrued interest, $80,000 in notes payable, $1,226,332 of notes payable-related party, $55,688 of current portion of long-term debt and $4,559,763 of the long-term portion of our long-term debt.

Net cash used by operating activities ending December 31, 2017 was $314,794 compared to net cash used by operating activities for the year ended December 31, 2016 of $88,038. During the year ended December 31, 2017, $169,973 was used on investing activities, and $495,366 was provided by financing activities. During the year ended December 31, 2016, $0 was used in investing activities and $90,837 was provided by financing activities.

Our auditors have expressed concern that the Company has experienced losses from operations and negative cash flows from operations since inception. We have negative working capital and a capital deficiency at December 31, 2017. As of December 31, 2017, the stockholder’s deficit is $12,483,577 compared to a deficit of $11,714,186 on December 31, 2016. These conditions raise substantial doubt about our ability to continue as a going concern.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A. Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the year covered by this report.

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

Because of the material weakness described above, management concluded that, as of December 31, 2017 our internal control over financial reporting was not effective based on the criteria established in Internal Control-Integrated Framework issued by COSO.

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

ITEM 9B. Other Information.

None.

PART III

ITEM 10. Directors, Executive Officers, and Corporate Governance

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Since
Leigh Friedman		Chairman of the Board; Chief Executive Officer; Chief Financial Officer; Director	2017

Leigh Friedman, Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Director

Prior to 2011, Leigh served as the General Manager of the Georgetown 14 Cinemas in Indianapolis. Mr. Friedman possesses a keen knowledge of our theater & the local demographics of our area. Mr. Friedman also was the former Owner & General Manager of The Movie Buff Theater, which he opened in Indianapolis in 2011. The theater was later sold to Studio Movie Grill, after Mr. Friedman revived it operationally. We believe Mr. Friedman’s knowledge of theater operations and marketing will be of great assistance to FullCircle moving forward.

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer and controller. Our Code of Ethics was included as an exhibit to our annual report on Form 10-K for the year ended December 31, 2004.

ITEM 11. Executive Compensation.

Compensation of Directors:

Directors did not receive any compensation for 2017.

Compensation of Officers:

The following table lists the compensation received by our former and current officers over the last two years.

SUMMARY COMPENSATION TABLE

Compensation of Officers and Directors
For the Years Ended December 31, 2017 and 2016
2017
Name	Position	Year	Salary	Stock	Other	Total
J. Leigh Friedman(1)	Chairman/CEO/CFO/Director	2017	$15,000	-	-	-
Jon R. Findley (2)	Former CEO	2017	$17,200	-	-	-
Matthew T. Long (3)	Former President/CFO	2017	$41,246	-	-	-
Alec Stone	Current President/Former Chairman	2017	-	-	-	-
Carl Austin	Former Director	2017	-	-	-	-
Paul Lowe	Director	2017	-	-	-	-
Curtis Shaw	Director	2017	-	-	-	-

2016
Name	Position	Year	Salary	Stock	Other	Total
Alec Stone	Chairman	2016	-	-	-	-
Carl Austin	Director	2016	-	-	-	-
Norman Frohreich (4)	CEO/CFO	2016	-	$2,873	-	$2,873
Jon R. Findley (2)	CEO	2016	$10,500	-	-	$10,500
Matthew T. Long (3)	President/CFO	2016	$34,824	-	-	$34,824

(1) For services as CEO/CFO, Mr. Friedman receives $5,000 per month as director from Oct 2017. The balance of $15,000 is still outstanding as of December 31, 2017.

(2) For services as CEO, partial 2016

(3) For services as former President/CFO, partial 2017 and 2016;

(4) For services as CEO/CFO, partial 2016. Mr. Frohreich passed away on August 15, 2016 and earned 1,249,315 shares, which will be awarded to his estate.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of December 31, 2017, the name and shareholdings of each director, officer and stockholders beneficially owning more than five percent of the Company’s outstanding shares. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name	Address	Title of Class	Beneficially Owned	% of Shares
Estate of Norman Frohreich (1)	222 W. Parliament Ct.	Common	25,393,190	13.23%
	Boise, ID 83706
Alec G. Stone (2)(3)	830 Lawrence Street	Common	19,651,855	10.24%
	Brandenburg, Kentucky 40108
Carl Austin (3)	624 River Edge Road	Common	15,124,499	7.88%
	Brandenburg, Kentucky 40108
Richard Davis	207 Peterson Drive	Common	13,079,247	6.81%
	Elizabethtown, Kentucky 42701
Leigh Friedman (5)	417 W Peck St.	Common	16,742,373	8.72%
	Meridian, ID 83646
All as a Group		Common	89,991,164	46.88%

(1) Former CEO/CFO. (2) Former Chairman (3) Director (4) Former CFO (5) Current Chairmen of the Board, Chief Executive Officer, Chief Financial Officer, Director and beneficially owned through L&H Family Management.

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

Somerset CPA’s, P.C. $34,000 in 2017

Somerset CPA’s, P.C. $34,000 in 2016

Tax Fees:

There were no fees for tax compliance, tax advice and tax planning to our auditors for the fiscal years 2017 and 2016.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Title	Location

3(i)	Articles of Incorporation*	Form SB-2 filed 2/15/00

3(ii)	Bylaws*	Form SB-2 filed 2/15/00

14	Code of Ethics*	Form 10-K for the Period Ended December 31, 2004

31.1	Certification of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of the Chief Executive Officer and Principal Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Attached

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

Date: April 17, 2018

/s/ James Leigh Friedman

James Leigh Friedman

Chief Executive Officer