Form 10-Q
period 2018-03-31
FULLCIRCLE REGISTRY INC
filed 2018-05-15
CIK 1127993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 191,954,084 Class A common shares as of May 15, 2018.

FORM 10-Q

FULLCIRCLE REGISTRY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FullCircle Registry, Inc.

Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
Assets	2018	2017
Current assets:
Cash	$44,786	$30,711
Other current assets	32,221	13,981
Total current assets	77,007	44,692
Fixed assets
Georgetown 14 property	6,764,981	6,741,407
Accumulated depreciation	(2,489,670)	(2,406,378)
Total fixed assets	4,275,311	4,335,029
Other assets	10,870	10,870
Total assets	$4,363,188	$4,390,591
Liabilities & Stockholders’ Deficit
Current liabilities
Current portion of long term debt	$116,871	$64,164
Accounts payable	192,034	252,978
Accrued expenses and other current liabilities	91,069	95,931
Accrued interest expense	537,781	502,481
Advances from shareholder	149,000	149,000
Short term notes payable	165,000	165,000
Short term notes payable - related party	1,387,097	1,376,612
Total current liabilities	2,638,852	2,606,166
Long term liabilities
Mortgage note payable, less current portion	4,429,283	4,489,205
Long term notes payable	75,000	-
Long term notes payable - related party	177,174	181,326
Total long term liabilities	4,681,457	4,670,531
Total liabilities	7,320,309	7,276,697
Stockholders’ Deficit
Preferred stock, authorized 10,000,000 shares of $.001 par value
Preferred A, issued and outstanding is 10,000	10	10
Preferred B, issued and outstanding is 300,600	300	300
Common stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding shares of 191,954,084 and 191,954,084 shares, respectively	191,954	191,954
Additional paid-in-capital	9,405,207	9,405,207
Accumulated deficit	(12,554,592)	(12,483,577)
Total stockholders’ deficit	(2,957,121)	(2,886,106)
Total Liabilities & Stockholders’ Deficit	$4,363,188	$4,390,591

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.

Consolidated Statement of Operations (Unaudited)

	For the Three Months
	Ended March 31,
	2018	2017
Revenues	$321,471	$319,303
Cost of sales	82,740	88,311
Gross profit	238,731	230,992

Operating Expenses
Selling, general & administrative	147,236	287,572

Income (loss) before depreciation	91,495	(56,580)

Depreciation expense	83,292	75,795

Operating income (loss)	8,203	(132,375)

Other expense
Interest expense	(77,717)	(37,177)
Total other expense	(77,717)	(37,177)

Net loss before income taxes	(69,514)	(169,552)

Net loss	$(69,514)	$(169,552)
Net basic and fully diluted loss per share	$(0.000)	$(0.001)

Weighted average common shares outstanding
Basic	191,954,084	187,252,787
Diluted	226,835,846	218,725,516

The accompanying notes are an integral part of these consolidated financial statements.

FullCircle Registry, Inc.

Consolidated Statement of Cash Flows (Unaudited)

	For the Three Months
	Ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(69,514)	$(169,552)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	83,292	75,795
Changes in assets and liabilities
(Increase) decrease in other assets	-	(15,484)
(Increase) decrease in other current assets	(18,240)	(7,992)
Increase in accounts payable	(60,944)	52,495
Increase in accrued interest	35,300	34,623
Decrease in accrued expenses and other current liabilities	(6,363)	(55,898)
Net cash used in operating activities	(36,469)	(86,013)

Cash flows from investing activities
Purchase of fixed assets	(23,574)	(26,994)
Net cash used in investing activities	(23,574)	(26,994)

Cash flows from financing activities
Payments on mortgage note payable	(7,215)	(11,228)
Proceeds on notes payable - related parties	10,000	50,000
Proceeds from notes payable	75,000	60,000
Payments on notes payable – related parties	(3,667)	-
Net cash provided by financing activities	74,118	98,772

Net increase (decrease) in cash	14,075	(14,235)

Cash at beginning of period	30,711	20,112
Cash at end of period	$44,786	$5,877

Supplemental cash flow information
Cash paid for:
Interest	$42,416	$2,554

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

The accompanying un-audited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2017 (filed April 17, 2018). Operating results for the three-months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

Accounting Method & Revenue Recognition

The Company's policy is to use the accrual method of accounting to prepare and present financial statements that conform to generally accepted accounting principles (“GAAP”). Revenue is recognized for the performance of providing goods, services or other rights to customers.

Principles of Consolidation

For the period ended March 31, 2018 and for the year ended December 31, 2017, the consolidated financial statements include the books and records of FullCircle Registry, Inc. and FullCircle Entertainment, Inc. All inter-Company transactions and accounts have been eliminated in the consolidation.

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

•Common stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding 191,954,084 on March 31, 2018 and 191,954,084 on December 31, 2017. The common stock has one vote per share. The common stock is traded on the OTCBB (now “OTC Pink”) under the symbol FLCR.

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

Property and Equipment

Property and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation of property and equipment is provided using the straight-line method over the respective useful lives ranging from 3-20 years. Depreciation expense for the three months ended March 31, 2018 and 2017 totaled $83,292 and $75,795, respectively.

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

	For the Three Months
	Ended March 31,
	2018	2017

Net loss	$(69,514)	$(169,552)

Net basic and fully diluted loss per share	$(0.000)	$(0.001)

Weighted average shares outstanding - Basic	191,954,084	187,252,787

Weighted average shares outstanding - Diluted	226,835,846	218,725,516

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

NOTE 4. GOING CONCERN

The accompanying Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered recurring losses, negative working capital and is dependent upon raising capital to continue operations. The Company has incurred losses resulting in an accumulated deficit of $12,554,592 and $12,483,577 as of March 31, 2018 and December 31, 2017, respectively.

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

NOTE 5. STOCKHOLDERS’ EQUITY

During the three-month ended March 31, 2018, the Company did not issue any capital stock.

NOTE 6. LEASES – LESSORS

The Company leases space to a Save-A-Lot grocery store at our Indianapolis location. Save-A-Lot corporate assumed the lease in March 2014 for seven years with three five-year options. Monthly rent charged to the tenant is $13,373 per month. Total rental income relating to this lease was $40,118 and $40,119 for the three months ended March 31, 2018 and 2017, respectively.

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

Theater revenues come from the sale of movie tickets and concessions, as well as special events. Most of the tickets we sell are sold at our theater box offices immediately before the start of a film. Patrons can also buy tickets in advance on our website and Fandango. In 2018, we are planning to target certain markets such as documentary movies. Since the first quarter of 2018, we raised the evening prices from $8 to $9.49, which is still at a competitive price among the neighboring theaters. We cut unprofitable concession items and simplified the sizes of popcorn and soda to regular and large size only. This makes choices faster and easier. Revenue from movie ticket and concessions were improved in the first quarter of 2018 compared to the same period in 2017. In the second quarter of 2018, we intend to make continued improvement in the areas above while paying down debt and making capital improvements.

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

However, as stated earlier these costly efforts outweighed revenues. High cost internet marketing expenses were cut in favor of marketing to demographics for specific upcoming movies. These efforts saw the fourth quarter of 2017 marketing costs drop and attendance in varied demographics accelerate. Not only did the efforts increase attendance and decrease expenses, in the fourth quarter of 2017, increased attendance and decreased expenses continued in the first quarter of 2018 as evidenced in the most recent financial reports.

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

•At the close of the first quarter March 31, 2018, these changes continued to provide less waste, decreased expenses, increased attendance, and increased revenue per head.

•Better utilization of the staff

In the fourth quarter of 2017, we marketed directly to local conventions, schools, daycare centers, churches & senior living facilities, targeting them with specific upcoming movies. We removed those marketing ventures that did not prove profitable and began to streamline procedures. In 2018, we plan to increase revenue per head by:

•Increasing concession prices to cover sales tax on those items, which is standard in the industry

•Competitively pricing tickets and concession items with the local Indianapolis metropolitan area

•Upgrading our inventory process by integrating it into the current POS.

•Increase safety and security by adding cameras, video screens, and security guards during peak times.

•As of the end of the first quarter, March 31, 2018, most of the above changes have been implemented with the exception of integrated inventory with the POS.

•In the second quarter of 2018 we will complete implementation of inventory integration with POS to further control waste and potential theft.

Present Sources of Funding

Previously, when FullCircle Entertainment experienced revenue shortfalls, the Company’s issued stock to pay certain vendors for services in lieu of cash payments. Management has determined that using stock in lieu of cash for vendor services is a practice which needlessly dilutes current shareholder interests.

Instead, management sought other sources of funding. Initially, the funding burden fell solely on the Company’s founders and Board members, who provided funding in the form of loans represented by promissory notes. The Board has also assisted in presenting FullCircle Entertainment’s “Round One” investment proposal to individual promissory note investors, principally from Kentucky where the Company is headquartered. These promissory note investors receive 6.25% to 15% interest, compounded annually with interest to be paid quarterly. Payment of the interest on these promissory notes is a line item in FullCircle Entertainment’s budget, which is prioritized to provide timely interest payments to our investors. During the three months ended March 31, 2018, FullCircle Entertainment received $10,000 in funding promissory notes and advances from our shareholders and founders and $75,000 from other individual investors located in Kentucky.

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

Debt

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business. As of March 31, 2018, we have approximately $240,000 in unsecured notes payable, $149,000 of unsecured advances from a related party and $1,564,271 of unsecured notes payable from related parties. Most unsecured notes and advances are with shareholders of the company and does not require any debt maintenance now, as interest is accrued.

We have a combined property mortgage and equipment note of approximately $4,546,154, which is secured.

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

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2018 AND 2017

Revenues during the three months ended March 31, 2018 were $321,471 with a cost of sales of $82,740, yielding a gross profit of $238,731 or 74.3%. This compares to $319,303 in revenues for the same period in 2017, with a cost of sales of $88,311, yielding a gross profit of $230,992 or 72.3%.

Selling, general, and administrative expenses during the current three-month period ended March 31, 2018 were $147,236 compared to selling, general and administrative expenses during the three-month period ended March 31, 2017 of $287,572. The decrease of selling, general, and administrative expenses is primarily due to decrease in contract labor, employees, and management.

Depreciation expense totaled $83,292 for the three-month period ended March 31, 2018. Depreciation expense in the same period in 2017 was $75,795. The increase of depreciation expenses are primarily due to the building improvement from the third quarter of 2017.

Interest expense for the three months ended March 31, 2018 was $77,717 compared to interest expense of $37,177, during the same period in 2017. The increase of interest expense is due to the increase of interest expenses incurred by new debt.

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

Liquidity and Capital Resources

At March 31, 2018, the Company had total assets of $4,363,188 compared to $4,390,591 on December 31, 2017. The Company had total assets consisting of $44,786 in cash, $32,221 of other current assets, and $4,275,311 of net fixed assets in Georgetown 14, which includes accumulated depreciation of $2,489,670. Total assets of $4,390,591 as of December 31, 2017 consisted of $30,711 in cash, $13,981 of other current assets and $4,335,029 of net fixed assets in Georgetown 14, which includes accumulated depreciation of $2,406,378.

At March 31, 2018, the Company had $7,320,309 in total liabilities. Total liabilities include $192,034 in accounts payable, $91,069 in accrued expenses, $537,781 in accrued interest, $149,000 in advances from shareholder, $240,000 in notes payable, $1,564,271 of notes payable-related party, $116,871 of current portion of long-term debt and $4,429,283 of the long-term portion of our long-term debt.

Total liabilities at December 31, 2017 were $7,276,697, which was comprised of $252,978 in accounts payable, $95,931 in accrued expenses, $502,481 in accrued interest, $149,000 in advances from shareholder, $165,000 in notes payable, $1,557,938 of notes payable-related party, $64,164 of current portion of long-term debt and $4,489,205 of the long-term portion of our long-term debt.

Net cash used by operating activities ending March 31, 2018 was $36,469 compared to net cash used by operating activities for the three months ended March 31, 2017 of $86,013. During the three months ended March 31, 2018, $23,574 was used on investing activities, and $74,118 was provided by financing activities. For the same period in 2017, $26,994 was used in investing activities and $98,772 was provided by financing activities.

Our auditors have expressed concern that the Company has experienced losses from operations and negative cash flows from operations since inception. We have negative working capital and a capital deficiency at March 31, 2018. As of March 31, 2018, the stockholder’s deficit is $2,957,121 compared to a deficit of $2,886,106 on December 31, 2017. These conditions raise substantial doubt about our ability to continue as a going concern.

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

The current operations of the company demands that significant financial resources be raised to fund capital expenditures, working capital needs, and debt service. Current cash balances and the realization of accounts receivable will probably not be sufficient to fund the Company’s current business plan for the next twelve months. Consequently, the Company is currently seeking funds to provide the necessary capital to meet the Company’s needs. Management continues to negotiate with existing shareholders, financial institutions, new investors, and other accredited investors to obtain working capital necessary to meet current and future obligations and commitments.

Management strives to access the necessary capital to continue to run and grow the business and that these efforts will produce financing to further the growth of the Company. However there can be no assurance that the Company will be able to raise additional capital on satisfactory terms or at all.

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

During the three-month period ending March 31, 2018 the company issued no shares.

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

Date: May 15, 2018

/s/ James Leigh Friedman

James Leigh Friedman

Chief Executive Officer