Form 10-Q/A
period 2018-03-31
FULLCIRCLE REGISTRY INC
filed 2018-05-17
CIK 1127993

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

Explanatory Note

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Form 10-Q”) of FullCircle Registry, Inc. for the quarterly period ended March 31, 2018, filed with the Securities and Exchange Commission on May 15, 2018, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to the Form 10-Q provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

Date: May 17, 2018

/s/ James Leigh Friedman

James Leigh Friedman

Chief Executive Officer