Form 10-KT
period 2018-06-30
GALAXY NEXT GENERATION, INC.
filed 2018-10-15
CIK 1127993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/T

[   ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[X] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2018

Commission File Number: 333-51918

GALAXY NEXT GENERATION, INC.

(Exact name of registrant as specified in its charter)

NEVADA	61-1363026
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

286 Big A Road Toccoa, Georgia 30577

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (706) 391-5030

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

The number of shares outstanding of the issuer’s Common Stock, as of June 30, 2018 was 191,954,084.

PART I

ITEM 1. BUSINESS.

Corporate History, Nature of Business and Merger

Galaxy Next Generation, Inc. (“Galaxy”) is a distributor of interactive learning technology hardware and software that allows the presenter and participant to engage in a fully collaborative instructional environment. Our products include our own private-label interactive touch screen panel as well as numerous other national and international branded peripheral and communication devices.

In 2017, the Galaxy secured a contract with a large manufacturer of interactive flat panels which would allow for a new panel to be brought to the United States market which far exceeds the current market expectations. These panels are fully connected displays that provide “tablet like” functionality for the classroom. Teachers and students can interact with content, simultaneously write and draw on the surface, or mirror classroom table activities in a fully engaged and collaborative environment. These panels are available in sizes ranging from 55” to 70” in the 1080P high definition range and from 75” to 98” for the 4K ultra high definition panel. The panels can be wall mounted in a static position or offered as either a fixed or mobile height adjustable option, all with built in speakers.

The current distribution channel consists of 22 resellers across the United States who primarily sell our product within the commercial and educational market. While we do not control where the resellers focus their efforts, based on experience, the kindergarten through 12th grade education market is the largest customer base for the product, comprising nearly 90% of all purchases. In addition, Galaxy possesses its own resell channel that sells directly to the Southeast region of the United States.

We believe the market space for interactive technology in the classroom is a perpetual highway of business opportunity. Public and private school systems are in a continuous race to modernize their learning environments. Our goal is to be an early provider of the best and most modern technology available.

On June 22, 2018, Galaxy consummated a reverse triangular merger whereby Galaxy merged with and into FullCircle Registry, Inc.’s (FLCR) newly formed subsidiary, Galaxy MS, Inc. (Galaxy MS or Merger Sub), formed specifically for the transaction. Under the terms of the merger, Galaxy’s shareholders transferred all the outstanding shares of common stock to Galaxy MS. Galaxy stockholders received approximately 3,065,000,000 shares of the common stock of FLCR, which represents approximately 89% of the outstanding common stock of FLCR with the remaining 11% of common stock distributed as follows: (a) seven percent (7%) to the holders of common stock, pro rata; and (b) four percent (4%) to the holders of convertible debt, pro rata. FLCR is currently an over-the-counter public company traded under the stock symbol listing FLCR. FLCR owns Georgetown 14 Cinemas, a fourteen-theater movie complex located on eight acres. Prior to the merger, its sole business and source of revenue was from the operation of the theater.

In recognition of Galaxy’s merger with FLCR, FLCR amended its articles of incorporation to change its name from FullCircle Registry, Inc. to Galaxy Next Generation, Inc., a new Board of Directors was, and the Company adopted the business plan of Galaxy. Additionally, the new Board of Directors approved a change in the Company’s fiscal year end from December 31st to June 30th. This resulted in our fiscal year 2018 being shortened to six months, ending on June 30, 2018.

Business environment and trends

The educational technology market is currently experiencing substantial growth due to government mandates for improving the education results in the United States. Today, most classrooms are equipped with some type of smart board technology but giving the ever-changing nature of technology, previous investments are becoming obsolete. It is believed that 96% of United States classrooms have a need to update their technology.

There are approximately 99,000 primary and secondary schools and 7,000 higher education entities in the United States. The industry has several hundred technology resellers, selling a variety of products, already selling into these entities directly. Our goal is to target the resellers to gain market share growth in the education technology market.

The motion picture exhibition industry is fragmented and highly competitive. Our theater competes against regional and independent operators as well as the larger theatre circuit operators. Operations, in this segment of the Company, are subject to varying degrees of competition with respect to film licensing, attracting customers, and obtaining new theater sites. There are few barriers to entry for competitors; however, there are multiple avenues competing for customers attentions.

Plan of operation

For 2019, we will focus on market growth through various avenues. We believe one of the most important of these is the attendance of technology conferences, where our product can be showcased. This will give us the opportunity to differentiate ourselves in the market and get the end user the opportunity to interact and feel the products.

Next, we plan to continue website improvements. We understand that in today’s world, the first-place people turn to for information is the internet. We want our website to be full of information needed by our potential clients. This website will include interactive videos showcasing use of the product, testimonials from individuals currently using the products as well as pricing and general product information. We believe this website will open the door for increased business.

We also understand the power of marketing and social media and how it can impact our business. In the coming year, we plan to increase our social media footprint which closely correlates to the message reported on our website. We also plan to get our product out there through publications in educational magazines targeting those publications directed at education professionals.

We believe an investment in our sales team will also generate substantial market growth. Currently we have created revenue through two sales agents. We believe a concentrated sales force allows us to build better relationships with resellers and create sales opportunities.

The theater business is seeing periodic growth in ticket sales – tied directly to the strength and appeal of the films we schedule. Certain films that appeal to our target African-American and Hispanic markets have been doing extremely well. Capitalizing on this growth trend, the Company’s new “Dine-In Lite” business model should fine-tune the proven dine-in cinema success model that is the future of movie theater entertainment – greater comfort with greater food selection. We believe exploring showing of old classic movies, off the run movies from small distributors or becoming a video gaming tournament site would create additional revenues for the business. Also, the merger with Galaxy will provide “click it” capabilities that create opportunities for more interactive movies or virtual reality experiences.

ITEM 1A. RISK FACTORS.

We note the following items major risks to our company:

Technology

Barriers to entry and brand recognition are the two biggest risks for the technology piece of the business. The large amount of capital necessary to purchase inventory and invest in marketing can strain cash flow of the business. It will be imperative to raise capital from investors and work to positive operating cash flow in order to sustain the business long-term. Brand recognition is also key in this industry. In order to drive this up, it is imperative the product is viewed and used by as many end users as possible. Investment in trade shows and technology conferences will drive brand recognition and this also takes capital.

Theater

The motion picture exhibition industry is fragmented and highly competitive. Our theater competes against regional and independent operators as well as the larger theatre circuit operators who have access to more viewings and facilities are more current to customer demands. Operations, in this segment of the Company, are subject to varying degrees of competition with respect to film licensing, attracting customer, and obtaining new theater sites. In those areas where real estate is readily available, there are few barriers preventing competing companies from opening theaters near our existing theater, which may have a material adverse effect on theater revenues. Demographic changes and competitive pressures can also lead to a theater location becoming impaired. In addition to competition with other motion picture exhibitors, our theater faces competition from several alternative motion picture exhibition delivery systems, such as cable television, satellite and pay-per-view services and home video systems. The expansion of such delivery systems could have a material adverse effect upon our business and results of operations. We also compete for the public’s leisure time and disposable income with all forms of entertainment, including sporting events, concerts, live theatre and restaurants. The movie theater industry is dependent upon the timely release of first run movies. Ticket sales and concession sales are influenced by the availability of top producing movies. At times, our revenues are impacted by the shortage of first run movies. Through each year, we experience fewer hit film releases from the movie companies, especially between January through March and then again during the late summer between August and October.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

As of June 30, 2018, we maintained the following operating facilities:

Segment	Location(s)	Description	Owned / Leased	Approx. SqFt.

Corporate	Toccoa, Georgia	Corporate office	Leased (1)	10,500
Theater	Indianapolis, Indiana	Theater	Owned (2)	60,040
Land	Indianapolis, Indiana	Land	Owned	6.69 acres

(1)The lease on this property is with a family member of the majority shareholder. Refer to the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

(2)A portion of the building is leased to a discount grocery store chain.

In the opinion of management of the Company, its properties are adequate for its present needs. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. We believe all of our assets are adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS.

The Company is currently unaware of any pending claims that have arisen in the ordinary course of business. Management believes if any claims were made they would not have a material adverse effect on the consolidated financial position, results of operations, or cash flows if adversely resolved.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock trades on the OTC Bulletin Board, or OTCBB, under the trading symbol FLCR and transitional trading symbol FLCRD.

The following table sets forth, for the periods indicated, the high and low closing prices as reported by OTCBB for our common stock for periods ended June 30, 2018 and December 31, 2017. The OTCBB quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Six Month Period ended June 30, 2018	High	Low
Third Quarter	$0.0085	$0.0017
Fourth Quarter	$0.0047	$0.0021

Year ended December 31, 2017
First Quarter	$0.0085	$0.0020
Second Quarter	$0.0047	$0.0022
Third Quarter	$0.0052	$0.0016
Fourth Quarter	$0.0037	$0.0017

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

The number of record holders of our common stock at June 30, 2018 was approximately 294.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto and the other financial data appearing elsewhere in this Form 10-K.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis discusses our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates and judgments on historical experience and on various other factors that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition

Theatre Ticket Sales and Concessions

Revenues are generated principally through admissions and concessions sales with proceeds received in cash or via credit card at the point of sale.

Interactive Panels and Related Products

The Company derives revenue from the sale of interactive panels and other related products. Sales of these panels may also include optional equipment, accessories and services (installation, training and other services, including maintenance services and/or an extended warranty). Product sales and installation revenue are recognized when all of the following criteria have been met: (1) products have been shipped or customers have purchased and accepted title to the goods; service revenue for installation of products sold is recognized as the installation services are performed, (2) persuasive evidence of an arrangement exists, (3) the price to the customer is fixed, and (4) collectability is reasonably assured.

Deferred revenue consists of customer deposits and advance billings of the Company’s products where sales have not yet been recognized. Shipping and handling costs billed to customers are included in revenue in the accompanying statements of operations. Costs incurred by the Company associated with shipping and handling are included in cost of sales in the accompanying statements of operations. Sales are recorded net of sales returns and discounts, and sales are presented net of sales-related taxes.

Because of the nature and quality of the Company’s products, the Company provides for the estimated costs of warranties at the time revenue is recognized for a period of five years after purchase as a secondary warranty. The manufacturer also provides a warranty against certain manufacturing and other defects. As of the period ended June 30, 2018 and year ended December 31, 2017, the Company accrued $1,350 for estimated product warranty claims, which is included in accrued expenses in the accompanying balance sheets. The accrued warranty costs are based primarily on historical experience of actual warranty claims as well as current repair costs. There were no warranty claim expenses during the period ended June 30, 2018.

Product sales resulting from fixed-price contracts involve a signed contract for a fixed price or a binding purchase order to provide the Company’s interactive panels and accessories. Contract arrangements exclude a right of return for delivered items. Product sales resulting from fixed-price contracts are generated from multiple-element arrangements that require separate units of accounting and estimates regarding the fair value of individual elements. The Company has determined that its multiple-element arrangements that qualify as separate units of accounting are (1) product sales and (2) installation and related services. There is objective and reliable evidence of fair value for both the product sales and installation services and allocation of arrangement consideration for each of these units is based on their relative fair values. Each of these elements represent individual units of accounting, as the delivered item has value to a customer on a stand-alone basis. The Company’s products can be sold on a stand-alone basis to customers which provides objective evidence of the fair value of the product portion of the multi-element contract, and thus represents the Company’s best estimate of selling price.

The fair value of installation services is separately calculated using expected costs of installation services. Many times the value of installation services is calculated using price quotations from subcontractors to the Company who perform installation services on a stand-alone basis.

The Company sells equipment with embedded software to its customers. The embedded software is not sold separately and it is not a significant focus of the Company’s marketing effort. The Company does not provide post-contract customer support specific to the software or incur significant costs that are within the scope of Financial Accounting Standards Board (“FASB”) guidance on accounting for software to be leased or sold. Additionally, the functionality that the software provides is marketed as part of the overall product. The software embedded in the equipment is incidental to the equipment as a whole.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). This update outlines a new comprehensive revenue recognition model that supersedes most current revenue recognition guidance and requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The FASB has issued several updates and/or practical expedients to ASU 2014-09.

ASU 2014-09 and the subsequent updates and/or practical expedients to the standard were adopted by the Company during the first quarter of fiscal year 2019. ASU 2014-09 provides two methods of adopting the standard: using either a full retrospective approach or modified retrospective approach. The Company elected the modified retrospective approach of adopting the standard. The standard impacted the timing and classification of revenues and related expenses in the following key areas:

First, under ASU 2014-09 and effective January 1, 2018, the Company will record internet movie ticketing surcharge fees based on the gross transaction price. Previously, the Company recorded such fees net of third-party commission or service fees. This change will have the effect of increasing operating revenues and operating expenses, but will have no impact on net income or cash flows from operations.

With respect to other areas impacted by ASC 606 such as the change of accounting for non-redeemed exchange tickets using the proportional method versus the remote method, and gift card commission expenses being capitalized as opposed to expensed as incurred, the Company does not expect those accounting changes to have a material impact to its net income or cash flows from operations.

Stock Compensation

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting (ASU 2017-09). The ASU provides guidance on the various types of changes which would trigger modification accounting for share-based payment awards. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company adopted this guidance in the first quarter of fiscal 2019, or July 1, 2018. The Company expects no significant impact on the Company’s statement of operations.

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting. Under this method, acquired assets, including separately identifiable intangible assets, and any assumed liabilities are recorded at their acquisition date estimated fair value. The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisition. Determining the fair value of assets acquired and liabilities assumed involves the use of significant estimates and assumptions.

Concurrent with the reverse triangular merger, the Company elected to apply pushdown accounting. Pushdown accounting refers to the use of the acquirer’s basis in the preparation of the acquiree’s separate financial statements as the new basis of accounting for the acquiree.

Goodwill

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This ASU is effective for interim periods and fiscal years beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

Product Warranty

We generally warrant our product against certain manufacturing and other defects. These product warranties are provided for specific periods of time, depending on the nature of the product, the geographic location of its sales and other factors. At June 30, 2018, we accrued approximately $1,350 for estimated product warranty claims. The accrued warranty costs are based primarily on historical experience of actual warranty claims as well as current information on repair costs. There were no warranty claims for the six month period ending June 30, 2018.

No warranty is offered on ticket and concession sales at the theater.

Recent Accounting Pronouncements Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU is intended to improve the reporting of leasing transactions to provide users of consolidated financial statements with more decision-useful information. This ASU will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, using a modified retrospective approach. Early adoption is permitted. The Company is evaluating the potential impact that adoption will have on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This ASU is effective for interim periods and fiscal years beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Revenue

Technology:

Revenues recognized were $172,754 for the period ended June 30, 2018. Additionally, deferred revenue amounted to $219,820 for the period ended June 30, 2018.

Theater:

Revenues were $595,082 for the six months ended June 30, 2018 as compared to $967,679 for the year ended December 31, 2017. Fluctuations relate solely to attendance by customers which fluctuates based on viewing options.

Cost of Revenue and Gross Profit Summary

Technology:

Our cost of revenue was $367,921 for the period ended June 30, 2018 consisting primarily of manufacturing, freight, and installation costs. There are no significant overhead costs which impact cost of revenue.

Our gross margin percentage was -113% for the period ended June 30, 2018.

Theater:

Our cost of revenue was $212,543 for the six months ended June 30, 2018 as compared to $435,486 for the year ended December 31, 2017. Cost of revenues represent film rental costs and concession food costs primarily.

Our gross margin percentage was 64% for the six months ended June 30, 2018 and 45% for the year ended December 31, 2017.

Operating Expenses Summary

Technology

Sales and Marketing

Sales and marketing expenses of $5,036 for the period ended June 30, 2018 and consists primarily of advertising expenses. The Company is making efforts to get new technology to the market and advertising is becoming necessary.

General and Administrative

General and administrative expenses were $1,359,088 for the period ended June 30, 2018 consisting primarily of salaries expense, office rent, insurance premiums, and professional fees.

Interest Expense

Interest expenses amounted to $9,458 for the period ended June 30, 2018.

Net Loss for the Period

As a result of the foregoing, net loss incurred for the period ended June 30, 2018 was $(1,563,812).

Theater

General and Administrative

General and administrative expenses during the period ended June 30, 2018 were $492,172 and $1,267,059 for the year ended December 31, 2017 and consists primarily of salaries expense, general overhead, depreciation and professional fees. General and administrative costs are inflated in the six months ending June 30, 2018 due to significant costs incurred for the merger.

Interest Expense

Interest expense of $168,360 for the six months ended June 30, 2018 as compared to $303,835 for the year ended December 31, 2017.

Net Loss for the Period

As a result of the foregoing, net loss for the six months ended June 30, 2018 was $(199,728) and $(763,379) for the year ended December 31, 2017.

Liquidity and Capital Resources

The Company’s cash totaled $184,255 at June 30, 2018, as compared with $30,711 at December 31, 2017, an increase of $153,544. Net cash of $(1,382,445) was used by operations for the year ended June 30, 2018, primarily due to the net loss for the period. Net cash of $1,418,342 was provided in financing activities which was primarily derived from shares purchased under a private placement memorandum.

Total current liabilities total $2,883,891 which primarily consists of a line of credit, deferred revenue, short term notes payable, shareholder payables, short term related party payables and accounts payable.

To implement our business plan we may require additional financing. Additional financings may come from future equity or debt offerings that could result in dilution to our stockholders. Further, current adverse capital and credit market conditions could limit our access to capital. We may be unable to raise capital or bear an unattractive cost of capital that could reduce our financial flexibility.

Our long-term liquidity requirements will depend on many factors, including the rate at which we grow our business and footprint in the industries. To the extent that the funds generated from operations are insufficient to fund our activities in the long term, we may be required to raise additional funds through public or private financing. No assurance can be given that additional financing will be available or that, if it is available, it will be on terms acceptable to us.

Off-Balance Sheet Arrangements

Other than office lease commitments discussed in Note 6 and commitments discussed in Note 9 to our consolidated financial statements, we do not have any off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Galaxy Next Generation, Inc.

Consolidated and Combined Financial Statements for the Period and Year Ended

June 30, 2018 and December 31, 2017

10

[insert auditor’s report]

GALAXY NEXT GENERATION, INC.
Consolidated Balance Sheets
June 30, 2018 and December 31, 2017

	June 30, 2018	December 31, 2017
Assets

Current Assets
Cash	$184,255	$30,711
Accounts receivable	341,726	-
Inventories	390,147	-
Prepaids and other current assets	13,634	13,981

Total Current Assets	929,762	44,692

Property and Equipment, net	4,254,451	4,335,029

Goodwill and Other Assets	834,220	10,870

Total Assets	$6,018,433	$4,390,591

Liabilities and Stockholders’ Deficit

Current Liabilities
Line of credit	$547,603	$-
Current portion of long term notes payable	341,751	64,164
Accounts payable	706,806	252,978
Accrued expenses	146,978	598,412
Advances from shareholder	111,173	149,000
Current maturities of capital leases	10,226	-
Deferred revenue	219,820	-
Short-term notes payable	165,000	165,000
Short-term notes payable - related party	632,835	1,376,612

Total Current Liabilities	2,882,192	2,606,166

Noncurrent Liabilities
Notes payable, less current portion	1,436,838	4,489,205
Long term notes payable - related party	-	181,326
Noncurrent maturities of capital leases	7,452	-

Total Liabilities	4,326,482	7,276,697

Stockholders’ Deficit
Preferred stock, authorized 200,000,000 shares of $0.0001 par value
Preferred A, issued and outstanding is 10,000	-	10
Preferred B, issued and outstanding is 300,600	-	300
Common stock, 4,200,000,000 shares of $.0001 par value		-
	9,838	191,954
Additional paid-in capital	4,568,002	9,405,207
Stockholders’ deficit	(1,406,217)	(12,483,577)

Total Stockholders’ Deficit	3,171,623	(2,886,106)

Total Liabilities and Stockholders’ Deficit	$7,498,105	$4,390,591

GALAXY NEXT GENERATION, INC.
Consolidated Statements of Operations
For the Six Months Ended June 30, 2018 and Year Ended December 31, 2017

	2018	2017
Revenues
Theatre ticket sales and concessions	$595,082	$1,128,180
Interactive panels and related products	161,927	-
Other miscellaneous	10,827	-

Total Revenues	767,836	1,128,180

Cost of Sales
Theatre ticket sales and concessions	212,543	435,486
Interactive panels and related products	367,921	-

Total Cost of Sales	580,464	435,486

Gross Profit	187,372	692,694

General and Administrative Expenses	1,858,296	1,267,059

Loss from Operations	(1,670,924)	(574,365)

Other Income (Expense)
Gain on forgiveness of interest	-	114,821
Other income	85,202	-
Interest expense	(177,818)	(303,835)

Total Other Income (Expense)	(92,616)	(189,014)

Net loss before income taxes	(1,763,540)	(763,379)

Income taxes	-	-

Net Loss	$(1,763,540)	$(763,379)
Net basic and fully diluted loss per share	$(1.833)	$(0.004)

Weighted average common shares outstanding
Basic	962,074	191,951,084
Diluted	1,057,024	226,835,846

GALAXY NEXT GENERATION, INC.
Consolidated Statement of Changes in Stockholders’ Deficit
For the Six Months Ended June 30, 2018

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Stockholders’	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, January 1, 2017	310,600	$310	191,953,084	$191,954	$9,405,207	$(11,714,186)	$(2,116,715)

Series B Preferred stock dividend	-	-	-	-	-	(6,012)	(6,012)

Net loss for the year ended December 31, 2017	-	-	-	-	-	(763,379)	(763,379)

Balance December 31, 2017	310,600	310	191,953,084	191,954	9,405,207	(12,483,577)	(2,886,106)

Elimination of equity in connection with acquisition (See Note XX)	-	-	-	-	(12,689,565)	12,689,565	-

Elimination of shares in connection with acquisition (See Note XX)	(310,600)	(310)	(191,953,084)	(191,954)	-	-	(192,264)

Issuance of common stock in accordance with merger (See Note XX)	-	-	9,837,812	9,838	3,926,180	-	3,936,018

Balance, June 22, 2018	-	-	9,837,812	9,838	641,822	205,988	857,648

Consolidated net loss	-	-	-	-	-	(1,763,540)	(1,763,540)

Dividends			-	-	-	151,335	151,335

Balance, June 30, 2018		$-	9,837,812	$9,838	$4,568,002	$(1,406,217)	$3,181,461

GALAXY NEXT GENERATION, INC.
Consolidated Statement of Cash Flows
For the Six Months Ended June 30, 2018

Cash Flows from Operating Activities
Net loss	$(1,763,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	172,309
Stock issued for services	70,000
Stock awards to employees	575,000
Changes in assets and liabilities:
Accounts receivable	(341,726)
Inventories	(390,147)
Prepaid expenses and other current assets	347
Accounts payable	453,828
Accrued expenses	(451,434)
Deferred revenue	219,820

Net cash used in operating activities	(1,455,543)

Cash Flows from Investing Activities
Acquisition	(735,459)
Purchases of property and equipment	42,052

Net cash used in investing activities	(693,407)

Cash Flows from Financing Activities
Proceeds from stock issued under private placement memorandum	2,104,500
Payments on long term debt	-
Proceeds from long term debt	-
Proceeds from long term notes payable	75,000
Net draws on line of credit	19,000
Dividends	185,000
Proceeds from long term notes payable - related parties	10,000
Net payments on advances from shareholder	(88,436)
Principal payments on capital leases	(2,570)

Net cash provided by financing activities	2,302,494

Net Increase in Cash and Cash Equivalents	153,544

Cash, Beginning of Year	30,711

Cash, End of Year	$184,255

Supplemental Cash Disclosures
Cash paid during the period for interest	$110,220
Accrued interest converted to common stock	$520,990
Notes payable converted to common stock	$1,082,404
Reduction of note payable in exchange for common stock	$100,000

Galaxy Next Generation, Inc.

For the Years Ended June 30, 2018 and December 31, 2017

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies:

Corporate History, Nature of Business and Mergers

Galaxy Next Generation LTD CO. (“Galaxy CO”) was organized in the state of Georgia in February 2017 while R & G Sales, Inc. (“R&G”) was organized in the state of Georgia in August 2004. Galaxy CO merged with R&G on March 16, 2018, with R&G becoming the surviving company. R&G subsequently changed its name to Galaxy Next Generation, Inc. (“Galaxy”).

Galaxy is a U.S. distributor of interactive learning technology hardware and software that allows the presenter and participant to engage in a fully collaborative instructional environment. Galaxy’s products include Galaxy’s own private-label interactive touch screen panel as well as numerous other national and international branded peripheral and communication devices. New technologies like Galaxy’s own SAM series touchscreen panels and its partnered Vivi Smartbox are sold along with renowned brands such as Google Chromebooks, Microsoft Surface Tablets, Lenovo & Acer computers, Verizon WiFi and more.

Galaxy’s distribution channel consists of approximately 25 resellers across the U.S. who primarily sell its products within the commercial and educational market. Galaxy does not control where the resellers focus their resell efforts; however, the K-12 education market is the largest customer base for Galaxy products comprising nearly 90% of Galaxy’s sales. In addition, Galaxy also possesses its own reseller channel where it sells directly to the K-12 market, primarily throughout the Southeast region of the United States.

FullCircle Registry, Inc., (“FLCR”) was originally incorporated as WillRequest.com, Inc. under the laws of the State of Delaware on January 20, 2000. In July 2000, FLCR changed its name from WillRequest.com, Inc. to FullCircle Registry, Inc. FLCR was formed to provide a digital safe deposit box for vital medical and legal information of its customers.

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

In 2008, FLCR elected to revise its mission statement that it would become a holding company for the purpose of acquiring small profitable businesses to provide exit plans for those company’s owners.

FLCR’s subsidiary, FullCircle Entertainment, Inc. (“FullCircle Entertainment”), was established in 2010 for acquiring movie theaters and other entertainment venues. On December 31, 2010, FullCircle Entertainment purchased Georgetown 14 Cinemas, a fourteen-theater movie complex located on eight acres at 3898 Lafayette Road, Indianapolis, IN 46254 for a purchase price of $5.5 million. Currently, the operation of this theater (and the lease of a grocery store within the structure) is FLCR’s sole business and source of revenue.

On June 22, 2018, Galaxy consummated a reverse triangular merger whereby Galaxy merged with and into Full Circle Registry, Inc.’s (FLCR) newly formed subsidiary - formed specifically for the transaction (Galaxy MS). The merger resulted in Galaxy MS becoming a wholly-owned subsidiary of FLCR, with Galaxy stockholders receiving approximately 89%, FLCR common stockholders receiving 7%, and FLCR convertible debt holders receiving 4% of FLCR’s total common stock outstanding. At the closing of the merger, all of FLCR’s convertible promissory notes were converted into shares of FLCR’s common shares. The merger resulted in FLCR issuing a total of 3,065,037,754 shares of common stock to the Galaxy Stockholders and 378,824,891 shares to the FLCR stockholders as of the date of the merger. Also, on June 22, 2018, in connection with and immediately following the completion of the merger, the combined company effected a reverse stock split at a ratio of one new share for every 350 shares of its common stock outstanding (1:350 Reverse Stock Split). All outstanding stock of the combined company were adjusted commensurately. No fractional shares were issued in connection with the 1:350 Reverse Stock Split. The Reverse Stock Split did not change the number of shares of common stock authorized to issue or the par value of the stock.

Immediately after the merger and Reverse Stock Split, there were approximately 8,757,250 shares of the combined company’s common stock outstanding. Following the closing of the merger, the primary business operated by the combined company became the business that was operated by Galaxy. For accounting purposes, the acquisition of the Galaxy by FLCR is considered a reverse acquisition, an acquisition transaction where the acquired company, Galaxy, is considered the acquirer for accounting purposes, notwithstanding the form of the transaction. The primary reason the transaction is being treated as a purchase by Galaxy rather than a purchase by FLCR is that FLCR is a public reporting company and Galaxy’s stockholders gained majority control of the outstanding voting power of FLCR’s equity securities through their majority ownership of the outstanding shares of FLCR’s common stock. Consequently, reverse acquisition accounting has been applied to the transaction.  Galaxy accounted for the reverse acquisition as a business combination under the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at fair value with the remaining purchase price recorded as goodwill (see Note 11). The Company elected to pushdown the effects of the acquisition to its financial statements.

were increased to 4,200,000,000, both with a par value of $0.0001; and (4) the Board of Directors and Executive Officers have been changed to Gary LeCroy, President and Director; Magen McGahee, Secretary and Director; and Carl Austin, Director.

In recognition of Galaxy’s merger with FLCR, several things occurred: (1) FLCR amended its articles of incorporation to change its name from FullCircle Registry, Inc. to Galaxy Next Generation, Inc.; (2) Galaxy and FLCR changed their fiscal year end to June 30, effective June 2018; (3) FLCR authorized shares of preferred stock were increased to 200,000,000 and authorized shares of common stock

Due to the change in year end, FLCR’s fiscal year 2018 is shortened from 12 months to 6 months, and is ending on June 30, 2018.  Galaxy’s fiscal year end is shortened from 12 months to 3 months, ending on June 30, 2018.  FLCR is currently an over-the-counter public company traded under the stock symbol listing FLCR.

Basis of Presentation and Principles of Consolidation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Any reference in these footnotes to applicable guidance is meant to refer to the authoritative U.S. generally accepted accounting principles (“GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The financial statements as of June 30, 2018 represent the financial information of the Company subsequent to the acquisition. The financial statements prior to and including December 31, 2017 represent the financial information of FLCR prior to the acquisition.

The financial statements include the books and records of Galaxy, FullCircle Registry, Inc. and FullCircle Entertainment, Inc. All intercompany transactions and accounts have been eliminated in the consolidation.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates used in preparing the financial statements include those assumed in computing the allowance for doubtful accounts, inventory reserves and product warranty liabilities. It is reasonably possible that the significant estimates used will change within the next year.

Capital Structure

In accordance with ASC 505, “Equity,” the Company’s capital structure is as follows:

Preferred stock, authorized 10,000,000 shares of $.001 par value. Class A issued and outstanding is 10,000. Class A preferred shares have no voting rights. Class B issued and outstanding is 300,600 shares. The Class B shares have voting rights of 10 votes for 1 Preferred B share. There is no publicly traded market for our preferred shares.

Common stock, authorized 200,000,000 shares of $.001 par value, issued and outstanding 191,954,084 on December 31, 2017 and 191,954,084 on December 31, 2016. The common stock has one vote per share.

Class B Preferred shares have a 2% preferred dividend, payable annually.

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting. Under this method, acquired assets, including separately identifiable intangible assets, and any assumed liabilities are recorded at their acquisition date estimated fair value. The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisition. Determining the fair value of assets acquired and liabilities assumed involves the use of significant estimates and assumptions.

Concurrent with the acquisition, the Company elected to apply pushdown accounting. Pushdown accounting refers to the use of the acquirer’s basis in the preparation of the acquiree’s separate financial statements as the new basis of accounting for the acquiree. See Note11 for a discussion of the acquisition and the related impact of pushdown accounting on the Company’s financial statements.

Revenue Recognition

Theatre Ticket Sales and Concessions

Revenues are generated principally through admissions and concessions sales with proceeds received in cash or via credit card at the point of sale. The Company defers 100% of the revenue associated with the sales of gift cards and exchange tickets until such time as the items are redeemed or income from non-redemption is recorded. The Company recognizes income from non-redeemed or partially redeemed gift cards using the Proportional Method where it applies a non-redemption rate for its four gift card sales channels, which ranges from 15% to 21% of the current month sales, and the Company recognizes the total amount of income for that current month’s sales as income over the next 24 months in proportion to the pattern of actual redemptions. The Company has determined its non-redeemed rates and redemption patterns using data accumulated over ten years on a company-wide basis. Income for non-redeemed exchange tickets continues to be recognized as the redemption of these items is determined to be remote, that is if a ticket has not been used within 18 months after being purchased.

Interactive Panels and Related Products

The Company derives revenue from the sale of interactive panels and other related products. Sales of these panels may also include optional equipment, accessories and services (installation, training and other services, including maintenance services and/or an extended warranty). Product sales and installation revenue are recognized when all of the following criteria have been met: (1) products have been shipped or customers have purchased and accepted title to the goods; service revenue for installation of products sold is recognized as the installation services are performed, (2) persuasive evidence of an arrangement exists, (3) the price to the customer is fixed, and (4) collectability is reasonably assured.

Deferred revenue consists of customer deposits and advance billings of the Company’s products where sales have not yet been recognized. Shipping and handling costs billed to customers are included in revenue in the accompanying statements of operations. Costs incurred by the Company associated with shipping and handling are included in cost of sales in the accompanying statements of operations. Sales are recorded net of sales returns and discounts, and sales are presented net of sales-related taxes.

Because of the nature and quality of the Company’s products, the Company provides for the estimated costs of warranties at the time revenue is recognized for a period of five years after purchase as a secondary warranty. The manufacturer also provides a warranty against certain manufacturing and other defects. As of the period ended June 30, 2018 and year ended December 31, 2017, the Company accrued $1,350 for estimated product warranty claims, which is included in accrued expenses in the accompanying balance sheets. The accrued warranty costs are based primarily on historical experience of actual warranty claims as well as current repair costs. There were no warranty claim expenses during the period ended June 30, 2018.

Product sales resulting from fixed-price contracts involve a signed contract for a fixed price or a binding purchase order to provide the Company’s interactive panels and accessories. Contract arrangements normally do not contain a general right of return relative to the delivered items. Product sales resulting from fixed-price contracts are generated from multiple-element arrangements that require separate units of accounting and estimates regarding the fair value of individual elements. The Company has determined that its multiple-element arrangements that qualify as separate units of accounting are (1) product sales and (2) installation and related services. There is objective and reliable evidence of fair value for both the product sales and installation services and allocation of arrangement consideration for each of these units is based on their relative fair values. Each of these elements represent individual units of accounting, as the delivered item has value to a customer on a stand-alone basis. The Company’s products can be sold on a stand-alone basis to customers which provides objective evidence of the fair value of the product portion of the multi-element contract, and thus represents the Company’s best estimate of selling price.

The fair value of installation services is separately calculated using expected costs of installation services. Many times the value of installation services is calculated using price quotations from subcontractors to the Company who perform installation services on a stand-alone basis.

The Company sells equipment with embedded software to its customers. The embedded software is not sold separately and it is not a significant focus of the Company’s marketing effort. The Company does not provide post-contract customer support specific to the software or incur significant costs that are within the scope of Financial Accounting Standards Board (“FASB”) guidance on accounting for software to be leased or sold. Additionally, the functionality that the software provides is marketed as part of the overall product. The software embedded in the equipment is incidental to the equipment as a whole.

Advertising

Advertising costs are expensed as incurred. During the period ended and year ended December 31, 2017, the Company incurred advertising expenses of $10,869 and $5,055, respectively.

Cash and Cash Equivalents

The Company considers cash and cash equivalents to be cash in all bank accounts, including money market and temporary investments that have an original maturity of three months or less.

From time to time the Company has on deposit, in institutions whose accounts are insured by the Federal Deposit Insurance Corporation funds that total in excess of the insured maximum. The at-risk amount is subject to significant fluctuation on a daily basis throughout the year. The Company has never experienced any losses related to these balances, and as such, the Company does not believe it is exposed to any significant risk.

Accounts Receivable

The Company reports accounts receivable at invoiced amounts less an allowance for doubtful accounts. Interest is not charged on past due accounts. Management reviews each receivable balance and estimates that portion, if any, of the balance that will not be collected. The carrying amount of the accounts receivable is then reduced by an allowance based on management’s estimate. Management deemed no allowance for doubtful accounts was necessary at June 30, 2018 or December 31, 2017.

Inventories

Inventory is stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out (FIFO) method of accounting. All inventory at June 30, 2018 and March 31, 2018, represents goods available for sale.  Galaxy inventory is mostly comprised of interactive panels and accessories while FLCR inventory consists of concession inventory such as popcorn, soft drinks, and candy. Management estimates no obsolete or slow-moving inventory reserves at June 30, 2018 or December 31, 2017.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in operations.

Property and equipment at and December 31, 2017, and the estimated useful lives used in computing depreciation, are as follows:

Building40 years

Building improvements8 years

Vehicles 5 years

Equipment5 – 8 years

Furniture and fixtures5 years

Depreciation is provided using the straight-line method over the estimated useful lives of the depreciable assets. Depreciation expense was $172,309 and $310,766 for the period ended and year ended December 31, 2017, respectively.

Long-lived Assets

Long-lived assets to be held and used are tested for recoverability whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the excess of the asset’s carrying amount over the fair value of the asset.

Goodwill and Indefinite-lived Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized, but are reviewed for impairment at least annually, or more frequently when events or changes in circumstances indicate that the carrying value may not be recoverable. Judgments regarding indicators of potential impairment are based on market conditions and operational performance of the business.

At each fiscal year-end, the Company performs an impairment analysis of goodwill. The Company may assess its goodwill for impairment initially using a qualitative approach (“step zero”) to determine whether conditions exist to indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If management concludes, based on its assessment of relevant events, facts and circumstances that it is more likely than not that a reporting unit’s carrying value is greater than its fair value, then a quantitative analysis will be performed to determine if there is any impairment. The Company may also elect to initially perform a quantitative analysis instead of starting with step zero. The quantitative assessment requires comparing the fair value of a reporting unit to its carrying value, including goodwill. The Company estimates fair value using the income approach. The income approach uses a discounted cash flow model, which involves significant estimates and assumptions, including preparation of revenue and profitability growth forecasts, selection of a discount rate, and selection of a terminal year multiple.

If the fair value of a reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and no further testing is required. If the carrying amount exceeds the reporting unit’s fair value, a goodwill impairment charge is recognized for the amount in excess, not to exceed the total amount of goodwill allocated to that reporting unit. An impairment charge is recorded as a general and administrative expense within the Company’s statement of operations.

At each year end, the Company also performs an impairment analysis of its indefinite-lived intangible assets. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived intangible asset exceeds its fair value. The Company measures the fair value of its trade name using the income approach, which uses a discounted cash flow model. The most significant estimates and assumptions inherent in this approach are the preparation of revenue and profitability growth forecasts, selection of a discount rate and a terminal year multiple.

During the period ended June 30, 2018, the Company performed a step zero impairment analysis and determined goodwill and indefinite-lived intangibles were not impaired based on a qualitative analysis.

Income Taxes

Prior to the common controlled merger, Galaxy was organized as a Subchapter S Corporation under the Internal Revenue Code. There was no provision for federal and state income taxes since the proportionate share of the taxable income or loss was included in the tax returns of the stockholders. However, upon completion of the common controlled merger, Galaxy subsequently changed to a C Corporation.

In accordance with ASC 740, “Income Taxes,” the Company uses the liability method in measuring the provision for income taxes and recognizing deferred tax assets and liabilities on the balance sheet. Provision has not been made for income taxes on unremitted earnings of foreign subsidiaries as these earnings are deemed to be permanently reinvested. ASC 740 clarifies the financial statement recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return. Under ASC 740, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC 740 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. The Company did not have any significant uncertain tax positions at June 30, 2018 and 2017. The Company adopted ASU 2015-17, “Balance Sheet Classification of Deferred Taxes” in fiscal year 2017 and applied prospective treatment of the standard. (See Note 8)

Research and Development

The Company accounts for research and development (R&D) costs in accordance with the Research and Development topic of the ASC. Under the Research and Development topic of the ASC, all R&D costs must be charged to expense as incurred. Accordingly, internal R&D costs are expensed as incurred. Third-party R&D costs are expensed when the contracted work has been performed.

Stock-based Compensation

The Company records stock-based compensation in accordance with the provisions set forth in ASC 718, “Stock Compensation” using the modified prospective method. ASC 718 requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards. The Company, from time to time, may issue common stock to acquire services or goods from non-employees. Common stock issued to persons other than employees or directors are recorded on the basis of their fair value.

Fair Value Measurement and Fair Value of Financial Instruments

ASC 820 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (or exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company.

Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances.

The fair value hierarchy input levels are as follows:

Level 1 - Quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date.

Level 2 - Observable inputs other than quoted market prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, or quoted market prices for identical or similar assets or liabilities in markets that are not active.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

As of June 30, 2018 and December 31, 2017, the Company had no assets or liabilities that were measured at fair value for reporting purposes on a recurring basis. The Company believes that the carrying amounts of its other financial instruments, including cash, accounts receivable, accounts payable and third party obligations approximates their fair value due to the short-term maturities of these instruments.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). This update outlines a new comprehensive revenue recognition model that supersedes most current revenue recognition guidance and requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The FASB has issued several updates and/or practical expedients to ASU 2014-09.

ASU 2014-09 and the subsequent updates and/or practical expedients to the standard were adopted by the Company during the first quarter of fiscal year 2019. ASU 2014-09 provides two methods of adopting the standard: using either a full retrospective approach or modified retrospective approach. The Company elected the modified retrospective approach of adopting the standard. The standard impacted the timing and classification of revenues and related expenses in the following key areas:

First, under ASU 2014-09 and effective July 1, 2018, the Company will record internet movie ticketing surcharge fees based on the gross transaction price. Previously, the Company recorded such fees net of third-party commission or service fees. This change will have the effect of increasing operating revenues and operating expenses, but will have no impact on net income or cash flows from operations.

With respect to other areas impacted by ASC 606 such as the change of accounting for non-redeemed exchange tickets using the proportional method versus the remote method, and gift card commission expenses being capitalized as opposed to expensed as incurred, the Company does not expect those accounting changes to have a material impact to its net income or cash flows from operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU 2016-02). The guidance in ASU 2016-02 requires entities to record the assets and liabilities created by leases greater than one year. This ASU is effective for interim periods and fiscal years beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting (ASU 2017-09). The ASU provides guidance on the various types of changes which would trigger modification accounting for share-based payment awards. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company adopted this guidance in the first quarter of fiscal 2019, or July 1, 2018. The Company expects no significant impact on the Company’s statement of operations.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This ASU is effective for interim periods and fiscal years beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance

Note 2 - Property and Equipment:

Property and equipment are comprised of the following:

	June 30, 2018		December 31, 2017
Land and buildings	$4,937,069	$
Building improvements	362,474
Vehicles	74,755
Equipment	1,488,916
Furniture and fixtures	12,598
	6,875,812
Accumulated depreciation	(2,621,361)

Property and equipment, net	$4,254,451	$

Note 3 - Line of Credit:

The Company has a $750,000 line of credit balance with a bank. The line of credit bears interest at prime plus 1% (6.0% as of June 30, 2018) and expires in December 2018. The line of credit is collateralized all assets of the business, plus certain property owned by a family member of a stockholder and the personal guarantee of a stockholder, along with a key man life insurance policy. The outstanding balance is $547,603 at June 30, 2018.

Note 4 - Note Payable:

Long Term Notes Payable

The Company’s long term notes payable obligations to unrelated parties are as follows as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
The Company has a $375,000 note payable with a bank. The note bears interest at 2.10% and matures in December 2018. Guaranteed by a stockholder and collateralized by a certificate of deposit owned by a related party. In May 2018, 50,000 shares of stock were issued to the related party under terms of the PPM in exchange for a $100,000 reduction in the short-term note balance.	$275,000	$-

Note payable to an individual executed March 2018 in which the note accrues interest on the original principal balance at a rate of 6.25% annually. Interest is paid annually with principal due March 2021.	75,000	-

Mortgage payable assumed in acquisition, less current portion; interest was payable at 4.75% monthly payments of $34,435 through December 31, 2016. The note payable was modified during the year ended December 31, 2017. After the modification, the interest rate was modified to 2.5% annually with monthly payment of $15,223 through July 15, 2020, and a balloon payment at maturity. The mortgage payable is secured by the building and land as well as guarantees by related parties.	1,422,439	4,546,390

Note payable to a financial institution in acquisition of vehicle with monthly installment of $153 maturing June 2022.	6,150	6,979

Total Non-Related Party Notes Payable	1,778,589	4,553,369

Current Portion of Non-Related Party Notes Payable	341,751	229,164

Long-term Portion of Non-Related Party Notes Payable	$1,436,838	$4,324,205

Future minimum principal payments on the non-related party long term notes payable are as follows:

Period ending June 30,
2019	$341,751
2020	1,358,935
2021	76,736
2022	1,167

$1,778,589

Short Term Notes Payable

The Company’s short term notes payable obligations to unrelated parties are as follows as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Note payable to individual and bears interest at a rate of 8% interest annually and is due on demand.	$20,000	$20,000

Note payable to individual and bears interest at a rate of 8% interest annually and is due on demand.	10,000	10,000

Note payable to an individual in which the note accrues interest on the original principal balance at a rate of 6.25% interest annually and due on demand.	60,000	60,000

Note payable to an individual in which the note accrues interest on the original principal balance at a rate of 6.25% interest annually and was scheduled to mature in August 2018. The term was extended for another year.	25,000	25,000

Note payable to an individual in which the note accrues interest on the original principal balance at a rate of 6.25% interest annually and is scheduled to mature in December 2018.	25,000	25,000

Note payable to an individual in which the note accrues interest on the original principal balance at a rate of 10% interest annually and is due on demand.	25,000	25,000

Total Non-Related Party Notes Payable	$165,000	$165,000

Note 5 - Related Party Transactions:

Notes Payable

The Company’s notes payable obligations to related parties are as follows as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Note payable to a related party in which the note accrues interest on the original principal balance at a rate of 15% interest annually and is due on demand. The note was converted into common stock in accordance with a board resolution at a rate of $.01 per share.	$-	$151,891

Notes payable to a related party in which the note accrues interest on the original principal balance at a rate of 12% interest annually and is due on demand. The note payable principal and interest at the election of the lender can be converted to restricted shares of common voting stock at $.04 per share. The note was converted into common stock in accordance with the merger agreement whereby convertible note holders received 4% ownership in the outstanding common stock.	-	50,000

Various notes payable to a related party in which the note accrues interest on the original principal balance at a rate of 10% interest annually and is due on demand. The notes payable principal and interest at the election of the lenders can be converted to restricted shares of common voting stock at $.04 per share. The note was converted into common stock in accordance with the merger agreement whereby convertible note holders received 4% ownership in the outstanding common stock.	-	803,888

Various notes payable to a related party in which the note accrues interest on the original principal balance at a rate of 8% interest annually and is due on demand. Five of these notes were converted into common stock in accordance with a board resolution at a rate of $.01 per share. One note did not convert.	15,000	91,626

Various notes payable to a related party in which the note accrues interest on the original principal balance at a rate of 6.25% interest annually and was scheduled to mature in October 2017 and is currently due on demand.	91,000	91,000

Note payable to a related party in which the note accrues interest on the original principal balance at a rate of 6.25% interest annually and is due in August 2019.	8,000	8,000

Notes payable to a related party in which the note bears no interest and is scheduled to mature on demand.	25,000	25,000

Note payable to a related party in which the note accrues interest on the original principal balance at a rate of 9% interest annually and is scheduled to mature in October 2019.	125,000	125,000

Note payable to an individual executed February 2018 in which the note accrues interest on the original principal balance at a rate of 18% annually and is due on demand.	10,000	-

Various notes payable to a related party in which the note accrues interest on the original principal balance at a rate of 10% interest annually through December 31, 2016 at which time the interest rate is reduced to 6.25% interest annually. The notes are scheduled to mature at various dates through July 2021.	358,835	211,534

Total Related Party Notes Payable	632,835	1,557,938

Current Portion of Non-Related Party Notes Payable	632,835	1,376,612

Long-term Portion of Related Party Notes Payable	$-	$181,326

Notes Payable (Continued)

Certain convertible and non-convertible notes payable were converted to common stock under the terms of the merger agreement. Non-convertible notes payable of $228,517 plus accrued interest were converted by board resolution into 338,860,303 common shares prior to the reverse stock split.

Convertible notes payable of $853,887 plus accrued interest were converted under the terms of the merger into 137,525,935 common shares prior to the reverse stock split.

Other Advances and Commitments

In support of the Galaxy’s efforts and cash requirements, it may rely on advances from related parties until such time that Galaxy can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and terms have not been formalized. The President has advanced Galaxy funds since inception, and the amounts outstanding at June 30, 2018 is $111,173.

Galaxy pays a related party $7,500 as a collateral fee for securing the Company’s short-term note payable with a certificate of deposit (see Note 4).

Leases

The Company leases property used in operations from a related party under terms of an operating lease. The term of the lease expires on December 31, 2018, and the monthly lease payment is $1,500 plus maintenance and property taxes, as defined in the lease agreement. The property also serves as collateral on the line of credit (as disclosed in Note 3). Rent expense for this lease, as well as other month-to-month leases, totaled $5,150 for the period ended June 30, 2018.

The Company leases three vehicles from related parties under capital leases. The Company is paying the lease payments directly to the creditors, rather than the lessor. The leased vehicles are used in operations for deliveries and installations.

Employment Agreement

On January 1, 2017, the Company entered into an employment agreement with Magen McGahee. For her services as COO and EVP to the Company, Ms. McGahee receives an annual base pay and 18% ownership interest in the Company. The 18% member’s interest was converted to common stock upon the mergers of R&G and Galaxy MS (See Note 1). There was no stock based compensation expense recognized on the date the ownership interest was granted or upon the mergers.

Other Agreements

A related party provides training materials for products and support and online course development. Total amounts paid to the related party for these services was minimal for the period ended June 30, 2018.

A stockholder’s uncle collateralizes the Company’s short-term note with a CD in the amount of $375,000, held at the same bank. The uncle will receive a $7,500 collateral fee for this service. In May 2018, 50,000 shares of stock were issued to the uncle under terms of the PPM in exchange for a $100,000 reduction in the short-term note balance.

Notes Payable Converted to Common Stock

On June 22, 2018, various board members of FLCR as well as executives, exchanged their outstanding related party debt for common stock in the Merger Sub.  See Note 11. The difference between the fair value of the common stock and the debt converted was included in additional paid in capital.

Note 6 – Lease Agreements:

Capital Lease Agreements

Capital lease agreements for vehicles from related parties (disclosed in Note 5) require monthly payments totaling $1,066 (ranging from $253 to $461), including interest (ranging from 4.0% to 4.75%),  over 5-year terms expiring between April 2019 and July 2020.

Future minimum annual lease payments under non-cancellable long-term leases are as follows:

Period ending June 30,
2019	$10,750
2020	4,578
2021	3,170
Thereafter	-

Total minimum lease payments	18,498

Less: amount representing interest	820

Present value of minimum lease payments	17,678
Less: current portion	10,226

Long-term capital lease obligations	$7,452

Capital Lease Agreements (Continued)

The Company leases office, retail shop and warehouse facilities under operating leases from a related party (disclosed in Note 5) which require monthly payments of $1,500 and expire in December 2019. Rent expense under all operating leases was $5,150 for the period ended June 30, 2018.

Leases – Lessors

The Company leases space to a Save-A-Lot grocery store at our Indianapolis theatre location. Save-A-Lot corporate assumed the lease in March 2014 for seven years with three five-year options. Monthly rent charged to the tenant is $13,375 per month. Total rental income relating to this lease was $80,265 and $160,501 for the period ended June 30, 2018 and the year ended December 31, 2017, respectively. The rental income is included in other income in the accompanying statements of operations

The following is a schedule of future minimum rentals under the lease:

Period ending June 30,
2019	$160,470
2020	169,454
2021	172,449
2022	43,112

$545,485

The initial lease term ends September 30, 2021. Save-A-Lot reserves the right to exercise three five-year options, which would extend the maturity date to September 30, 2036.

Note 7 - Equity:

On March 15, 2018, Galaxy offered 1,500,000 common shares to qualified investors at $2 per share in a private placement memorandum (“PPM”). The private placement offering expires July 1, 2018, or when 1,500,000 shares of common stock have been sold, but can be extended to September 1, 2018, at the discretion of Galaxy. Proceeds were used to purchase inventory, pay for marketing costs and provide working capital. The private placement was intended to be exempt from registration under the Securities Act of 1933 as a private placement of securities under Section 4(2) of the Securities Act of 1933 Regulation D. As a result of the PPM, the Company issued 1,056,000 shares common stock resulting in net proceeds of approximately $1,500,000 during the period ended June 30, 2018.

In June 2018, the Company issued 50,000 shares of its common stock to a related party with a fair value of $100,000 to settle bank debt outstanding (see Note 4). This same related party provides a certificate of deposit to collateralize the bank debt (see Note 5).

On June 22, 2018, the Company’s shareholders transferred all the outstanding shares of common stock to the Merger Sub.  See Note 11.

Note 8 - Income Taxes

The Company’s deferred tax assets and liabilities as of June 30, 2018 and December 31, 2017 are summarized as follows:

	June 30, 2018	December 31, 2017

Net operating loss carry forward	$2,828,086	$2,834,901
Building and land impairment	126,461	126,461

Deferred tax assets	2,954,547	2,961,362
Valuation allowance	(2,954,547)	(2,961,362)

Total deferred tax assets	$-	$-

Federal and state income tax expense for the period ended June 30, 2018 and year ended December 31, 2017, are summarized as follows:

	June 30, 2018	December 31, 2017

Current federal and state tax expense	$-	$-
Deferred federal and state tax benefit	(877,552)	(914,677)
Change in valuation allowance	877,552	914,677

Income tax expense	$-	$-

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (TCJA) legislation was signed. The new U.S. tax legislation is subject to a number of provisions, including a reduction of the U.S. federal corporate income tax rate from 35.0% to 21.0% (effective January 1, 2018) and a change in certain business deductions, including allowing for immediate expensing of certain qualified capital expenditures. As a result of TCJA, the Company recognized a tax benefit of $24.0 million related to the remeasurement of deferred tax assets and liabilities. There are no other tax law changes resulting from TCJA that are expected to have a significant impact on the Company’s financial statements.

The Company currently has no items creating material temporary differences that would give rise to deferred tax assets or liabilities except as noted above. Net operating losses give rise to possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards; a valuation allowance has been made to the extent of any future tax benefit that the net operating losses may generate. A provision for income taxes has not been made due to the deferred tax asset associated with the net operating loss carry-forwards of approximately $10,903,000 and $10,279,000 as of June 30, 2018 and December 31, 2017, respectively, which may be offset against future taxable income. These net operating loss carry-forwards begin to expire in the year 2020. No tax benefit has been reported in the financial statements. Tax rates differ from statutory rates due to the uncertainty of the above.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of June 30, 2018 and December 31, 2017, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company’s federal and state income tax returns will be subject to examination by the applicable tax authorities for the previous three years of filings, as applicable.

Note 9 – Commitments, Contingencies, and Concentrations:

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Concentrations

Galaxy contracts the manufacturer of its products with one overseas supplier. The Company’s sales could be adversely impacted by the supplier’s inability to provide Galaxy with an adequate supply of inventory.

Galaxy has three customers that accounted for approximately 91% of accounts receivable at June 30, 2018. The Company has three customers that accounted for approximately 78% of revenues for the three month period ended June 30, 2018.

The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited.

Note 10 - Material Agreements:

Manufacturing and Distributorship Agreement

In December 2016, Galaxy executed an agreement with a company in South Korea. Pursuant to such distribution agreement, the manufacturer agreed to manufacturer, and the Company agreed to be the sole distributor of the interactive panels in the United States for a term of one year, with automatic one year renewals. The Company must submit a three-month rolling sales forecast (which acts as a purchase order) to the manufacturer, updated monthly. The manufacturer has three days to accept the purchase order and once accepted, the Company must pay the manufacturer 105% of the cost shown on the purchase order, 10% at the time the order is accepted and the remaining 95% within 120 days if the Company has sold the panels and been paid by the end customer. The manufacturer also provides a warranty for any defects in material and workmanship for a period of 26 months from the date of shipment to the Company.

There is a $4 million minimum purchase commitment for the 12 month period ended December 31, 2017. This minimum purchase commitment was not met; however, the manufacturer and the Company extended the agreement for an additional year under the same terms.  Because the Company did not meet the minimum purchase commitment, the manufacturer can require the Company to work with their sales representative to establish a performance improvement plan, and the manufacturer has the right to terminate the agreement.

Consulting Agreement

Galaxy entered into a consulting agreement in May 2017 with two consultants for advisory services through July 2019. In exchange for consulting services provided, these consultants are entitled to receive consulting fees of $15,000 per month and a 5.5% combined equity interest in Galaxy. The 5.5% equity interest was converted to common stock upon the commencement of the Common Controlled Merger Agreement of R&G and Galaxy CO. The Company paid the consultants $95,000 in fees and expenses for consulting services provided during the period ended June 30, 2018.

Employment Agreement

In November 2016, Galaxy entered into an agreement with a sales representative for a one-year term. The agreement was renewed in November 2017 for an additional year under similar terms. For her services to Galaxy she received total annual compensation of $35,000, plus 10% commissions on the gross profit of the respective sale. Galaxy paid approximately $9,500 in salary and commissions during the period ended June 30, 2018.  The sales representative became an employee in April 2018, and the agreement was terminated at that time.

Consulting Agreement – Magellan FIN, LLC

The Company entered into a consulting agreement in May 2018 for advisory services such as maintaining ongoing stock market support such as drafting and delivering press releases and handling investor requests. The program will be predicated on accurate, deliberate and direct disclosure and information flow from the Company and dissemination to the appropriate investor audiences. In exchange for these consulting services provided, the advisor will receive $15,000 paid at contract inception, an additional $4,000 monthly through the term of the agreement which is April 2019 and 10,000 shares of common stock. The Company paid the consultant $27,000 in fees and expenses for consulting services provided during the period ended June 30, 2018.

Consulting Agreement – RedChip Companies, Inc.

The Company entered into a consulting agreement in April 2018 for a period of six months for investor relations services such as blogs and newsletters, introductions to investment banks and online CEO quarterly conferences. In exchange for these consulting services provided, the advisor will receive $25,000 per month for four months and 25,000 shares of common stock.  The Company paid the consultant $100,000 in fees and expenses for consulting services provided during the period ended June 30, 2018.

Employment Agreement

In June 2018, the Company entered into an employment agreement with a regional sales director for a one year term. For his services to the Company, he receives total annual compensation of $95,000, plus 5% commission on the gross profit of each respective sale.

Note 11 – Reverse Acquisition:

On June 22, 2018, the Company’s shareholders transferred all the outstanding shares of common stock to the Merger Sub, a wholly-owned subsidiary of FLCR, with the Merger Sub being the surviving entity. At this time, the holders of the Galaxy collectively owned, on a fully diluted basis, common stock of FLCR, which represents approximately 89% of all the outstanding common stock of the then issued and outstanding shares of common stock of FLCR with the remaining 11% of common stock to be distributed as follows: (a) seven percent (7%) to the holders of common stock, pro rata; and (b) four percent (4%) to the holders of convertible debt, pro rata. The purchase price consisted of noncash consideration in the form of notes payable converted to equity by management owners of FLCR.

The following table summarizes the preliminary allocation of the fair value of the assets and liabilities as of the merger date through pushdown accounting. The preliminary allocation to certain assets and/or liabilities may be adjusted by material amounts as the Company continues to finalize the fair value estimates.

Add chart from 4700.10

As a result of the Company pushing down the effects of the acquisition recorded by the Merger Sub, certain accounting adjustments are reflected in the financial statements, as discussed below. The Company recorded goodwill of $196.6 million reflected in the balance sheets. Goodwill recognized is primarily attributable to the acquisition of net operating losses and other intangible assets that do not qualify for separate recognition.

Note 12 - Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of approximately $696,000, an accumulated deficit of approximately $2,873,000, and cash used in operations of approximately $1,235,000 at June 30, 2018.

The Company’s operational activities and the payment for such has primarily been through related party advances, debt financing, its private placement offering of common stock and through the deferral of accounts payable and other expenses. The Company intends to raise additional capital through the sale of equity securities or borrowings from financial institutions and possibly from related and nonrelated parties who may in fact lend to the Company on reasonable terms. Management believes that its actions to secure additional funding will allow the Company to continue as a going concern. There is no guarantee the Company will be successful in achieving any of these objectives. These sources of working capital are not currently assured, and consequently do not sufficiently mitigate the risks and uncertainties disclosed above. The ability of the Company to continue as a going concern is dependent upon management’s ability to raise capital from the sale of its equity and, ultimately, the achievement of operating revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 13 - Subsequent Events:

The Company has evaluated subsequent events through the date on which the financial statements were available to be issued.

Letter of Intent to Acquire KLIK Communications, Inc.

On July 20, 2018, FLCR entered into a Letter of Intent (the “LOI”) with KLIK Communications, Inc. (“KLIK”), a corporation formed under the laws of the State of Washington. Under the terms of the LOI, the KLIK shareholders will transfer all the outstanding shares of KLIK common stock to FLCR on or before October 31, 2018. In return, FLCR will transfer shares of its common stock in an amount to be determined at a later date by the parties. Upon completion of the proposed transaction, KLIK will become the wholly-owned subsidiary of FLCR. The obligation to close the transaction under the terms of the agreement are subject to the normal terms and conditions contained in such agreements.

Upon closing this transaction, the Company will enter into a two-year employment agreement with the former owner of KLIK who will become the Company’s Director of Product Management. The Company believes that the technology of KLIK is a natural fit in its market and the addition of this technology to its product.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based on this evaluation, our CEO has concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed by, or under the supervision of our CEO, and affected by our management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the  maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2018. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, we believe that, as of June 30, 2018, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to

Sarbanes-Oxley Rule 404 (c).

Changes in Internal Control over Financial Reporting

During the period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Position	Company	Since Shares
Leigh Friedman	Chief Financial Officer	Full Circle	2017

Magen McGahee	Chief Operating Officer, Executive Vice President, Director	Galaxy	2017

Gary LeCroy	President and Director

Carl Austin	Director

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

Magen McGahee, Chief Operating Officer, Executive Vice President, Director

Ms. McGahee worked for MIMIO Corporation on its sales leadership team from 2008 to 2013.  MIMIO is a manufacturer of interactive video displays for the educational market.  From 2013 to 2014, she worked with Qomo, Inc. as a Director, Strategic Partnerships, developing programs and video display models that would allow expansion into the U.S. market.  From 2014 to 2016, Ms. McGahee worked with LeCroy Educational Technology located in Toccoa Georgia.  LeCroy Educational Technology sells interactive presentation panels into the educational market.  From 2016 to the present, Ms. McGahee has worked for Galaxy Next Generation, Inc., located in Toccoa Georgia, as COO and Co-founder.  Galaxy manufactures, distributes and markets its own brand of interactive flat panels to the education and presentation market.  Ms. McGahee received a Bachelor of Science degree in early childhood education at Valdosta State College in 2005, which is located in Valdosta, Georgia. In 2010, Ms. McGahee received a Master of Business Administration degree from Georgia Tech, located in Atlanta, Georgia.

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

SUMMARY COMPENSATION TABLE

Compensation of Officers and Directors

For the Six Month Period Ended June 30, 2018 and Year Ended December 31, 2017

2018
Name	Position	Year	Salary	Stock	Other	Total
J. Leigh Friedman (1)	CFO, Former Chairman	2018	$60,000	7,250,000	-	-
Magen McGahee	COO, EVP, Director	2018	$180,000	-	-	-
Gary D. LeCroy	President, Director	2018	$44,720	-	-	-
Alec Stone	Former Director	2018	-	-	-	-
Jon R. Findley	Former Director	2018	-	-	-	-
Paul Lowe	Former Director	2018	-	-	-	-
Curtis Shaw	Former Director	2018	-	-	-	-

2017
Name	Position	Year	Salary	Stock	Other	Total
J. Leigh Friedman(1)	Chairman/CEO/CFO/Director	2017	$15,000	-	-	-
Jon R. Findley (2)	Former CEO	2017	$17,200	-	-	-
Matthew T. Long (3)	Former President/CFO	2017	$41,246	-	-	-
Alec Stone	Current President/Former Chairman	2017	-	-	-	-
Carl Austin	Former Director	2017	-	-	-	-
Paul Lowe	Director	2017	-	-	-	-
Curtis Shaw	Director	2017	-	-	-	-

(1)For services as CEO/CFO, Mr. Friedman receives $5,000 per month as director from October 2017.

(2)For services as CEO, partial 2017

(3)For services as former President/CFO, partial 2017

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of June 30, 2018, the name and shareholdings of each director, officer and stockholders beneficially owning more than five percent of the Company’s outstanding shares. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name	Address	Title of Class	Beneficially Owned	% of Shares
Gary Lecroy (1)	1046 Lovers Lane. Toccoa, Georgia 30577	Common	5,454,257	55.44%
Magen McGahee (1)	5521 Ponciana Lane Lake Park, Georgia 31636	Common	1,522,637	15.48%
Carl Austin (1)	624 River Edge Road Brandenburg, Kentucky 40108	Common	496,779	5.05%
All as a Group		Common	7,473,673	76.00%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Advances and Commitments

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors, or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and terms have not been formalized. Related parties to the Company have advanced them $774,007. The Company pays a related party $7,500 annually as a collateral fee for securing the Company’s $275,000 short-term note payable with a certificate of deposit.

Operating Leases

The Company leases property used in operations from a related party under terms of an operating lease. The term of the lease expires on December 31, 2018, and the monthly lease payment is $1,500 plus maintenance and property taxes, as defined in the lease agreement. The property also serves as collateral on the line of credit (as disclosed in Note 3). Rent expense related to this lease was $5,150 for the period ended June 30, 2018. The Company leases three vehicles from related parties under terms of capital leases. The Company is paying the lease payments directly to the creditors, rather than the lessor. The leased vehicles are used in operations for deliveries and installations.

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

Somerset CPA’s, P.C. $234,000 for six month period ended June 30, 2018

Somerset CPA’s, P.C. $34,000 for year ended December 31, 2017

Tax Fees:

There were no fees for tax compliance, tax advice and tax planning to our auditors for the period ended June 30, 2018 and year ended December 31, 2017.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Title	Location

3(i)	Amended and Restated Articles of Incorporation*	Form DEF-14C filed 8/10/18

3(ii)	Bylaws*	Form SB-2 filed 2/15/00

14	Code of Ethics*	Form 10-K for the Period Ended December 31, 2004

31.1	Certification of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of the Chief Executive Officer and Principal Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Attached

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

GALAXY NEXT GENERATION, INC.

Date: October 15, 2018

/s/ Gary LeCroy

Gary LeCroy

Chief Executive Officer