Form 10-KT/A
period 2018-06-30
GALAXY NEXT GENERATION, INC.
filed 2018-11-16
CIK 1127993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-KT/A

Amendment No. 1

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

The number of shares outstanding of the issuer’s Common Stock, as of June 30, 2018 was 191,954,084. The number of shares after share transactions included in this filing was 9,655,813.

Galaxy Next Generation, Inc. (“Galaxy”), is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) for the fiscal year ended June 30, 2018, to amend certain items as set forth below to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018, as filed with the Securities and Exchange Commission (the “SEC”) on October 15, 2018 (the “Original Filing”). An incorrect version of the entire document was inadvertently filed. This incorrect filing omitted the audit report, provided the wrong comparative reporting period and did not include numerous updates to current year information; all of which was expected to be included in the initial filing on October 15, 2018.

Items Amended in this Filing

The following items have been amended as a result of the restatement:

Financial Highlights

•Part I, Item 1 - Business

•Part II, Item 5, 6 - Selected Financial Data

•Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

•Part II, Item 7A - Quantitative and Qualitative Disclosures about Market Risk

•Part II, Item 8 - Financial Statements and Supplementary Data

•Part II, Item 9A - Controls and Procedures

•Part III, Item 10, 11, 14 – Directors, Executive Officers and Corporate Governance, Executive Compensation, Principal Accounting Fees and Services

•Part IV, Item 15 - Exhibits, Financial Statement Schedules

The Company’s Principal Executive Officer and Principal Financial Officer are providing currently dated certifications in connection with this Form 10-KT/A. These certifications are filed as Exhibits 31.1 and 32.1.

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

In 2017, Galaxy secured a contract with a large manufacturer of interactive flat panels which would allow for a new panel to be brought to the United States market which far exceeds the current market expectations. These panels are fully connected displays that provide “tablet like” functionality for the classroom. Teachers and students can interact with content, simultaneously write and draw on the surface, or mirror classroom table activities in a fully engaged and collaborative environment. These panels are available in sizes ranging from 55” to 70” in the 1080P high definition range and from 75” to 98” for the 4K ultra high definition panel. The panels can be wall mounted in a static position or offered as either a fixed or mobile height adjustable option, all with built in speakers.

The current distribution channel consists of 25 resellers across the United States who primarily sell our product within the commercial and educational market. While we do not control where our resellers focus their efforts, based on experience, the kindergarten through 12th grade education market is the largest customer base for the product, comprising nearly 90% of all purchases. In addition, Galaxy possesses its own resell channel that sells directly to the Southeast region of the United States.

We believe the market space for interactive technology in the classroom is a perpetual highway of business opportunity. Public and private school systems are in a continuous race to modernize their learning environments. Our goal is to be an early provider of the best and most modern technology available.

On June 22, 2018, Galaxy consummated a reverse triangular merger whereby Galaxy merged with and into FullCircle Registry, Inc.’s (FLCR) newly formed subsidiary, Galaxy MS, Inc. (Galaxy MS or Merger Sub), which was formed specifically for the transaction. Under the terms of the merger, Galaxy’s shareholders transferred all their outstanding shares of common stock to Galaxy MS, in return for FLCR’s Series C Preferred Shares, which were equivalent to approximately 3,065,000,000 shares of the common stock of FLCR on a pre-reverse stock split basis. This represents approximately 89% of the outstanding common stock of FLCR, with the remaining 11% of common stock distributed as follows: (a) an ownership interest of seven percent (7%) to the holders of common stock, pro rata; and (b) four percent (4%) of the common stock to the holders of convertible debt, pro rata. FLCR is an over-the-counter public company traded under the stock symbol FLCR. FLCR owns Georgetown 14 Cinemas, a fourteen-theater movie complex located on approximately seven acres in Indianapolis, Indiana. Prior to the merger, its sole business and source of revenue was from the operation of the theater, and as part of the merger agreement, the parties have the right to spinout the theater to the prior shareholders of FLCR. Management plans to implement their spinout before the end of the calendar year in order to focus on its primary business plan as discussed herein.

Subsequent Events

In recognition of Galaxy’s merger with FLCR, FLCR amended its articles of incorporation to change its name from FullCircle Registry, Inc. to Galaxy Next Generation, Inc., Mr. Gary LeCroy – the President of Galaxy – was named as a director and chairman of the Company, and the Company adopted the business plan of Galaxy. Additionally, the new Board of Directors approved a change in the Company’s fiscal year end from December 31st to June 30th. This resulted in our fiscal year 2018 being shortened to three months, ending on June 30, 2018. In addition, Galaxy (formerly known as FullCircle Registry, Inc.) began trading on the OTCQB Market under the trading symbol GAXY.

Business environment and trends

The educational technology market is currently experiencing substantial growth due to government mandates for improving the education results in the United States. Today, most classrooms are equipped with some type of smart board technology but given the ever-changing nature of technology, previous investments are becoming obsolete. It is believed that 96% of United States classrooms have a need to update their technology.

There are approximately 99,000 primary and secondary schools and 7,000 higher education entities in the United States. The industry has several hundred technology resellers, selling a variety of products, already selling into these entities directly. Our goal is to target the resellers to gain market share growth in the education technology market.

Plan of operation

The Company operates in two segments. Technology and Entertainment.

The first segment, Technology, manufactures and distributes interactive panels and related products primarily to customers in the education industry. Sales of these panels may also include optional equipment, accessories and services (installation, training and other services, including maintenance services and/or an extended warranty).

For 2019, we will focus on growth in the interactive panel market through various avenues. We believe one of the most important of these is the attendance of technology conferences, where our product can be showcased. This will give us the opportunity to differentiate ourselves in the market and get the end user the opportunity to interact and feel the products.

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

We believe an investment in our sales team is important to advance our marketing plan. Currently we have created revenue through two sales agents. We believe a concentrated sales force allows us to build better relationships with resellers and create sales opportunities.

The second segment, Entertainment, owns and operates Georgetown 14 Cinemas, a fourteen-theater movie complex located in Indianapolis, Indiana.

The theater business is seeing periodic growth in ticket sales – tied directly to the strength and appeal of the films we schedule. We believe exploring the showing of old classic movies, off the run movies from small distributors or becoming a video gaming tournament site would create additional revenues for the business. Also, the merger will provide “click it” capabilities that create opportunities for more interactive movies or virtual reality experiences. In accordance with the merger agreement, the Company plans to ultimately spinout the Entertainment segment, though the Company and its board of directors have yet to approve a specific date for this spinout.

ITEM 1A. RISK FACTORS.

Not applicable

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

As of June 30, 2018, we maintained the following operating facilities:

Segment	Location(s)	Description	Owned / Leased	Approx. Sq. Ft.

Technology	Toccoa, Georgia	Corporate office	Leased (1)	10,500
Entertainment	Indianapolis, Indiana	Theater	Owned (2)	60,040
Entertainment	Indianapolis, Indiana	Land	Owned	6.69 acres

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of June 30, 2018, our common stock trades on the OTC Bulletin Board, or OTCBB, under the trading symbol FLCR and transitional trading symbol FLCRD. Subsequently, the Company’s common stock began trading on the OTCQB under the symbol GAXY.

The following table sets forth, for the periods indicated, the high and low closing prices as reported by OTCBB for our common stock for periods ended June 30, 2018 and March 30, 2018. The OTCBB quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Three Month Period ended June 30, 2018	High	Low
Third Quarter	$0.0085	$0.0017
Fourth Quarter	$0.007	$0.0021

Year ended March 31, 2018
First Quarter	$0.0047	$0.0022
Second Quarter	$0.0052	$0.0016
Third Quarter	$0.0037	$0.0017
Fourth Quarter	$0.0085	$0.0017

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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

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

Revenue recognition

Theater Ticket Sales and Concessions – Entertainment Segment:

Revenues are generated principally through admissions and concessions sales with proceeds received in cash or via credit card at the point of sale.

Interactive Panels and Related Products – Technology Segment:

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

Because of the nature and quality of the Company’s products, the Company provides for the estimated costs of warranties at the time revenue is recognized for a period of five years after purchase as a secondary warranty. The manufacturer also provides a warranty against certain manufacturing and other defects. As of the period ended June 30, 2018 and year ended March 31, 2018, the Company accrued $1,350 for estimated product warranty claims, which is included in accrued expenses in the accompanying balance sheets. The accrued warranty costs are based primarily on historical experience of actual warranty claims as well as current repair costs. There were no warranty claim expenses during the period ended June 30, 2018.

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

ASU 2014-09 provides two methods of adopting the standard: using either a full retrospective approach or modified retrospective approach. The Company elected the modified retrospective approach of adopting the standard at April 1, 2018.

With respect to other areas impacted by ASC 606 such as the change of accounting for non-redeemed exchange tickets using the proportional method versus the remote method, the Company does not expect those accounting changes to have a material impact to its net income or cash flows from operations.

Stock Compensation

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting (ASU 2017-09). The ASU provides guidance on the various types of changes which would trigger modification accounting for share-based payment awards. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company adopted this guidance as of April 1, 2018. There was no significant impact on the Company’s statement of operations.

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

Concurrent with the reverse triangular merger, the Company applied pushdown accounting. Pushdown accounting refers to the use of the acquirer’s basis in the preparation of the acquiree’s separate consolidated financial statements as the new basis of accounting for the acquiree.

Goodwill

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This ASU is effective for interim periods and fiscal years beginning after December 15, 2019, and early adoption is permitted. The Company adopted this guidance during the period ended June 30, 2018, when $892,312 of goodwill was recorded. There was no goodwill as of March 31, 2018.

Product Warranty

We generally warrant our product against certain manufacturing and other defects. These product warranties are provided for specific periods of time, depending on the nature of the product, the geographic location of its sales and other factors. At June 30, 2018, we accrued approximately $1,350 for estimated product warranty claims. The accrued warranty costs are based primarily on historical experience of actual warranty claims as well as current information on repair costs. There were no warranty claims for the period ending June 30, 2018 and year ended March 31, 2018.

Recent Accounting Pronouncements Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU is intended to improve the reporting of leasing transactions to provide users of financial statements with more decision-useful information. This ASU will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, using a modified retrospective approach. Early adoption is permitted. The Company is evaluating the potential impact that adoption will have on its consolidated financial statements and related disclosures.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Revenue

Technology:

Revenues recognized were $172,754 for the three month period ended June 30, 2018. Additionally, deferred revenue amounted to $219,820 as of June 30, 2018. Revenues decreased from the year ended March 31, 2018 due to a combination of change in fiscal year-end and transitioning from a distributor of interactive panels to a manufacturer of interactive panels.

Entertainment:

Revenues were $34,946 for the period from acquisition on June 22, 2018 to June 30, 2018. Revenues fluctuate based on attendance by customers. Attendance at the theater fluctuates based on viewing options.

Cost of Revenue and Gross Profit Summary

Technology:

Our cost of revenue was $171,304 for the period ended June 30, 2018 consisting primarily of manufacturing, freight, and installation costs. There are no significant overhead costs which impact cost of revenue.

Our gross margin percentage was -6% for the period ended June 30, 2018, excluding office supplies.

Entertainment:

Our cost of revenue was $6,804 for the period from acquisition on June 22, 2018 to June 30, 2018.  Cost of revenues represent film rental costs and concession food costs primarily.

Our gross margin percentage was 81% for the period from acquisition on June 22, 2018 to June 30, 2018.

Operating Expenses Summary

Technology

General and Administrative

General and administrative expenses were $1,364,124 for the period ended June 30, 2018 consisting primarily of salaries and stock compensation expense, office rent, insurance premiums, and professional fees.

In addition, general and administrative expense include sales and marketing expenses of $30,614 and $41,883 for the three month period ended June 30, 2018, and year ended March 31, 2018, and consists primarily of advertising expenses and technology trade shows. The Company is making efforts to get new technology to the market and advertising is becoming necessary.

Interest Expense

Interest expenses amounted to $9,458 for the period ended June 30, 2018.

Net Loss for the Period

As a result of the foregoing, net loss incurred for the period ended June 30, 2018 was $(1,367,195).

Entertainment

General and Administrative

General and administrative expenses during the period from acquisition on June 22, 2018 to June 30, 2018 was $7,404 and consists primarily of salaries expense, utilities, depreciation and professional fees.

Interest Expense

Interest expense was $23,666 for the period from acquisition on June 22, 2018 to June 30, 2018 and is primarily related to interest on debt, including the mortgage on the building.

Net Loss for the Period

As a result of the foregoing, net loss for the period from acquisition on June 22, 2018 to June 30, 2018 was $2,928.

Liquidity and Capital Resources

Consolidated

The Company’s cash totaled $184,255 at June 30, 2018, as compared with $10,476 at March 31, 2018, an increase of $173,779. Net cash of $1,143,918 was used by operations for the period ended June 30, 2018 and $644,711 for the year ended March 31, 2018. Net cash of $1,295,492 was provided from financing activities for the period ended June 30, 2018 primarily derived from the issuance of common stock. Net cash of $635,564 was provided from financing activities for the year ended March 31, 2018 which was primarily derived from proceeds from debt.

Total current liabilities total $2,958,369 which primarily consists of a line of credit, deferred revenue, short term notes payable, shareholder payables, short term related party payables and accounts payable.

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

Certain equity transactions related to the merger occurred in September 2018, but have been reflected as of June 30, 2018, in the consolidated financial statements. Acquisition date is defined as when control of assets, liabilities and operations transfer to the acquiring company, which  is generally the closing date, but could be before or after based upon facts and circumstances. All but one of the former FullCircle board members resigned and two majority shareholders were elected as director and secretary to a new board of directors, effectively transferring control to Galaxy as of June 22, 2018.

Off-Balance Sheet Arrangements

Other than office lease commitments discussed in Note 6 and commitments discussed in Note 9 to our consolidated financial statements, we do not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Galaxy Next Generation, Inc.

Consolidated Financial Statements for the Period and Year Ended

June 30, 2018 and March 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Galaxy Next Generation, Inc.

Toccoa, Georgia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Galaxy Next Generation, Inc. (the “Company”) as of June 30, 2018 and March 31, 2018, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the period ended June 30, 2018 and year ended March 31, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2018 and March 31, 2018, and the results of their operations and their cash flows for the period ended June 30, 2018 and year ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Somerset CPAs PC

We have served as the Company's auditor since 2018.

November 16, 2018

GALAXY NEXT GENERATION, INC.
Consolidated Balance Sheets
June 30, 2018 and March 31, 2018

	June 30, 2018	March 31, 2018
Assets

Current Assets
Cash	$184,255	$10,476
Accounts receivable	341,726	51,324
Inventories	586,764	361,366
Prepaids and other current assets	2,764	4,463
Total Current Assets	1,115,509	427,629

Property and Equipment, net (Note 2)	4,254,451	49,677

Other Assets
Goodwill (Note 11)	892,312	-
Other assets (Note 11)	1,522,714	-
Total Other Assets	2,415,026	-

Total Assets	$7,784,986	$477,306

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Line of credit (Note 3)	$547,603	$528,603
Current portion of long term notes payable (Note 4)	362,181	387,796
Accounts payable	771,080	663,197
Accrued expenses	146,978	23,267
Advances from shareholders (Note 5)	260,173	199,609
Deferred revenue	219,820	-
Short-term notes payable (Note 4)	165,000	-
Short-term notes payable - related party (Note 5)	485,534	-
Total Current Liabilities	2,958,369	1,802,472

Noncurrent Liabilities
Notes payable, less current portion (Note 4)	4,524,347	7,453
Total Noncurrent Liabilities	4,524,347	7,453

Total Liabilities	7,482,716	1,809,925

Stockholders’ Equity (Deficit) (Notes 1, 7, and 11)
Common stock	965	600
Additional paid-in capital	3,108,873	104,226
Accumulated deficit	(2,807,568)	(1,437,445)

Total Stockholders’ Equity (Deficit)	302,270	(1,332,619)

Total Liabilities and Stockholders’ Equity (Deficit)	$7,784,986	$477,306

See accompanying notes to the consolidated financial statements.

GALAXY NEXT GENERATION, INC.
Consolidated Statements of Operations
For the Three Months Ended June 30, 2018 and Year Ended March 31, 2018

	June 30, 2018	March 31, 2018
Revenues
Technology interactive panels and related products	$161,927	$2,199,581
Entertainment theatre ticket sales and concessions	34,946	-
Technology office supplies	10,827	119,907

Total Revenues	207,700	2,319,488

Cost of Sales
Technology interactive panels and related products	171,304	1,893,109
Entertainment theater ticket sales and concessions	6,804	-

Total Cost of Sales	178,108	1,893,109

Gross Profit	29,592	426,379

General and Administrative Expenses
Stock compensation and stock issued for services	645,200	-
General and administrative	726,328	1,574,808

Total General and Administrative Expenses	1,371,528	1,574,808

Loss from Operations	(1,341,936)	(1,148,429)

Other Income (Expense)
Other income	4,937	10,739
Interest expense	(33,124)	(40,235)

Total Other Income (Expense)	(28,187)	(29,496)

Net loss before income taxes	(1,370,123)	(1,177,925)

Income taxes (Note 8)	-	-

Net Loss	$(1,370,123)	$(1,177,925)
Net basic and fully diluted loss per share	$(0.155)	$(0.135)

Weighted average common shares outstanding
Basic and diluted	8,864,48	8,757,251

See accompanying notes to the consolidated financial statements.

GALAXY NEXT GENERATION, INC.
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
For the Period Ended June 30, 2018 and Year Ended March 31, 2018

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, April 1, 2017	645	$600	$-	$(82,830)	$(82,230)

Capital Contributions	-	-	44,226	-	44,226

Common stock issued for services in May 2017 (Note 10)	471,473	-	-	-	-

Common Stock issued as part of the common controlled merger (Note 1)	8,067,889	-	-	-	-

Common stock issued as part of the private placement in March 2018 (Note 7)	32,226	-	60,000	-	60,000

Dividends	-	-	-	(176,690)	(176,690)

Net loss for the year ended March 31, 2018	-	-	-	(1,177,925)	(1,177,925)

Balance March 31, 2018	8,572,233	600	104,226	(1,437,445)	(1,332,619)

Common stock issued for services in April and May 2018 (Notes 7 and 10)	100	-	70,000	-	70,000

Common stock issued as part of the private placement from April to June 2018 (Note 7)	1,954	-	1,367,500	-	1,367,500

Common stock issued for employee services in May 2018 (Note 7)	822	-	575,200	-	575,200

Common stock issued in exchange for debt reduction in June 2018 (Note 7)	143	-	100,000	-	100,000

Issuance of common stock to FullCircle Registry, Inc. common stockholders in connection with acquisition in June 2018 (Note 11)	687,630	232	567,603	-	567,835

Issuance of common stock to FullCircle Registry, Inc. convertible debt holders in connection with acquisition in June 2018 (Note 11)	392,931	133	324,344	-	324,477

Consolidated net loss	-	-	-	(1,370,123)	(1,370,123)

Balance, June 30, 2018	9,655,813	$965	$3,108,873	$(2,807,568)	$302,270

See accompanying notes to the consolidated financial statements.

GALAXY NEXT GENERATION, INC.
Consolidated Statement of Cash Flows
For the Three Months Ended June 30, 2018 and Year Ended March 31, 2018

	June 30, 2018	March 31, 2018
Cash Flows from Operating Activities
Net loss	$(1,370,123)	$(1,177,925)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,222	17,667
Stock compensation and stock issued for services	645,200	-
Changes in assets and liabilities:
Accounts receivable	(290,402)	166,206
Inventories	(225,398)	697,850
Prepaid expenses and other current assets	11,545	(363)
Deferred revenue	219,820	-
Accounts payable	(100,880)	(362,104)
Accrued expenses	(38,902)	13,958

Net cash used in operating activities	(1,143,918)	(644,711)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	-	(12,049)
Acquisition of net assets (Note 11)	22,205	-

Net cash provided by (used in) investing activities	22,205	(12,049)

Cash Flows from Financing Activities
Dividends	-	(176,690)
Payments on advances from shareholders, net	(88,436)	(183,411)
Principal payments on mortgage and capital lease obligations	(8,722)	(12,164)
Proceeds from line of credit, net	19,000	528,603
Proceeds from notes payable	6,150	375,000
Proceeds from issuance of common stock (Note 7)	1,367,500	60,000
Capital contributions	-	44,226

Net cash provided by financing activities	1,295,492	635,564

Net Increase (Decrease) in Cash and Cash Equivalents	173,779	(21,196)

Cash, Beginning of Year	10,476	31,672

Cash, End of Year	$184,255	$10,476

Supplemental and Non Cash Disclosures
Cash paid during the period for interest	$33,124	$30,618
Reduction of note payable in exchange for common stock (Note 4)	$100,000	$-

See accompanying notes to the consolidated financial statements.

Galaxy Next Generation, Inc.

For the Years Ended June 30, 2018 and March 31, 2018

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies:

Corporate History, Nature of Business and Mergers

Galaxy Next Generation LTD CO. (“Galaxy CO”) was organized in the state of Georgia in February 2017 while R & G Sales, Inc. (“R&G”) was organized in the state of Georgia in August 2004. Galaxy CO merged with R&G (“common controlled merger”) on March 16, 2018, with R&G becoming the surviving company. R&G subsequently changed its name to Galaxy Next Generation, Inc. (“Galaxy”).

FullCircle Registry, Inc., (“FLCR”) is a holding company for the purpose of acquiring small profitable businesses to provide exit plans for those company’s owners. FLCR’s subsidiary, FullCircle Entertainment, Inc. (“Entertainment”), owns and operates Georgetown 14 Cinemas, a fourteen-theater movie complex located in Indianapolis, Indiana.

On June 22, 2018, Galaxy consummated a reverse triangular merger whereby Galaxy merged with and into Full Circle Registry, Inc.’s (FLCR) newly formed subsidiary - formed specifically for the transaction (Galaxy MS). The merger resulted in Galaxy MS becoming a wholly-owned subsidiary of FLCR. For accounting purposes, the acquisition of Galaxy by FLCR is considered a reverse acquisition, an acquisition transaction where the acquired company, Galaxy, is considered the acquirer for accounting purposes, notwithstanding the form of the transaction. The primary reason the transaction is being treated as a purchase by Galaxy rather than a purchase by FLCR is that FLCR is a public reporting company, Galaxy’s stockholders gained majority control of the outstanding voting power of FLCR’s equity securities. Consequently, the assets and liabilities and the operations that are reflected in the historical consolidated financial statements of the Company prior to the merger are those of Galaxy. The consolidated financial statements after the completion of the merger include the combined assets and liabilities of the combined company (collectively Galaxy Next Generation, Inc., Full Circle Registry, Inc. and FullCircle Entertainment, Inc., or “the Company”).

In recognition of Galaxy’s merger with FLCR, several things occurred: (1) FLCR amended its articles of incorporation to change its name from FullCircle Registry, Inc. to Galaxy Next Generation, Inc.; (2) Galaxy and FLCR changed its fiscal year end to June 30, effective June 2018; (3) FLCR authorized shares of preferred stock were increased to 200,000,000 and authorized shares of common stock were increased to 4,200,000,000, (prior to the Reverse Stock Split) both with a par value of $0.0001; (4) the Board of Directors and Executive Officers approved Gary LeCroy, President and Director; Magen McGahee, Secretary and Director; and Carl Austin, Director; and (5) the primary business operated by the combined company became the business that was operated by Galaxy.

Galaxy is a manufacturer and U.S. distributor of interactive learning technology hardware and software that allows the presenter and participant to engage in a fully collaborative instructional environment. Galaxy’s products include Galaxy’s own private-label interactive touch screen panel as well as numerous other national and international branded peripheral and communication devices. New technologies like Galaxy’s own SAM series touchscreen panels are sold along with renowned brands such as Google Chromebooks, Microsoft Surface Tablets, Lenovo & Acer computers, Verizon WiFi and more. Galaxy’s distribution channel consists of approximately 25 resellers across the U.S. who primarily sell its products within the commercial and educational market. Galaxy does not control where the resellers focus their resell efforts; however, the K-12 education market is the largest customer base for Galaxy products comprising nearly 90% of Galaxy’s sales. In addition, Galaxy also possesses its own reseller channel where it sells directly to the K-12 market, primarily throughout the Southeast region of the United States.

Basis of Presentation and Principles of Consolidation

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

Due to the change in year-end, the Company’s fiscal year 2018 is shortened from 12 months to 3 months, and is ending on June 30, 2018. Further, the financial statements as of June 30, 2018 represent the financial information of the Company subsequent to the acquisition. The consolidated financial statements as of and for the year ended March 31, 2018 represent the financial information of Galaxy prior to the reverse triangular merger. The consolidated financial statements include the books and records of Galaxy Next Generation, Inc., FullCircle Registry, Inc. and FullCircle Entertainment, Inc. All intercompany transactions and accounts have been eliminated in the consolidation.

Note 1 - Summary of Significant Accounting Policies (continued):

Basis of Presentation and Principles of Consolidation (continued)

The Company’s financial reporting segments are Technology (reflecting the operations of Galaxy) and Entertainment (reflecting the operations of the movie theater). The Company is an over-the-counter public company traded under the stock symbol listing FLCR (subsequently changed to GAXY, see Note 14).

Segment Reporting

With the reverse merger between Galaxy and FLCR on June 22, 2018, the Company has identified two reportable segments: Technology and Entertainment. Segment determination is based on the internal organization structure, management of operations and performance evaluation by management and the Company’s Board of Directors. Separate management of each segment is required because each business unit is subject to different operational issues and strategies.

The Technology segment sells interactive learning technology hardware and software that allows the presenter and participant to engage in a fully collaborative instructional environment. Galaxy’s products include Galaxy’s own private-label interactive touch screen panel as well as numerous other national and international branded peripheral and communication devices.

The Entertainment segment owns and operates Georgetown 14 Cinemas, a fourteen-theater movie complex located in Indianapolis, Indiana. Entertainment generates revenues from movie ticket sales and concessions. As part of the merger agreement, the parties have the right to spinout the Entertainment segment to the prior shareholders of FLCR. Management plans to implement the spinout of its Entertainment subsidiary in order to focus on the growth and success of Galaxy; however no formal date has been approved the Company to spinout the Entertainment segment as of the date of this filing.

Use of Estimates

The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates used in preparing the consolidated financial statements include those assumed in computing the allowance for doubtful accounts, inventory reserves, product warranty liabilities, and the valuation of deferred tax assets. It is reasonably possible that the significant estimates used will change within the next year.

Capital Structure

In accordance with ASC 505, “Equity,” the Company’s capital structure is as follows:

	June 30, 2018
	Authorized	Issued	Outstanding

Common stock	4,000,000,000	9,655,813	9,655,813	$.0001 par value; one vote per share

Preferred stock	200,000,000
Preferred stock - Class A	750,000	-	-	$.0001 par value; no voting rights

Preferred stock - Class B	1,000,000	-	-	Voting rights of 10 votes for 1 Preferred B share; 2% preferred dividend payable annually

Preferred stock - Class C	9,000,000	-	-	$.0001 par value; 500 votes per share, convertible to common stock

	March 31, 2018
	Authorized	Issued	Outstanding

Common stock	4,200,000,000	8,572,233	8,572,233	$.0001 par value; one vote per share

The March 31, 2018 capital structure reflects the equity structure issued to effect the business combination, which provides comparable earnings per share information. There is no publicly traded market for the preferred shares.

Note 1 – Summary of Significant Accounting Polices (Continued):

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

Concurrent with the reverse triangular merger, the Company applied pushdown accounting. Pushdown accounting refers to the use of the acquirer’s basis in the preparation of the acquiree’s separate financial statements as the new basis of accounting for the acquiree. See Note 11 for a discussion of the acquisition and the related impact of pushdown accounting on the Company’s consolidated financial statements.

Revenue Recognition

Technology - Interactive Panels and Related Products

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

Deferred revenue consists of customer deposits and advance billings of the Company’s products where sales have not yet been recognized. Shipping and handling costs billed to customers are included in revenue in the accompanying consolidated statements of operations. Costs incurred by the Company associated with shipping and handling are included in cost of sales in the accompanying consolidated statements of operations. Sales are recorded net of sales returns and discounts, and sales are presented net of sales-related taxes.

Because of the nature and quality of the Company’s products, the Company provides for the estimated costs of warranties at the time revenue is recognized for a period of five years after purchase as a secondary warranty. The manufacturer also provides a warranty against certain manufacturing and other defects. As of the period ended June 30, 2018 and year ended March 31, 2018, the Company accrued $1,350 for estimated product warranty claims, which is included in accrued expenses in the accompanying consolidated balance sheets. The accrued warranty costs are based primarily on historical experience of actual warranty claims as well as current repair costs. There were no warranty claim expenses during the period ended June 30, 2018.

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

Note 1 – Summary of Significant Accounting Polices (Continued):

Revenue Recognition

Entertainment - Theater Ticket Sales and Concessions

Revenues are generated principally through admissions and concessions sales with proceeds received in cash or via credit card at the point of sale.

Advertising

Advertising costs are expensed as incurred. During the period ended June 30, 2018 and year ended March 31, 2018, the Company incurred advertising expenses of $30,614 and $41,883, respectively.

Cash and Cash Equivalents

The Company considers cash and cash equivalents to be cash in all bank accounts, including money market and temporary investments that have an original maturity of three months or less.

From time to time the Company has on deposit, in institutions whose accounts are insured by the Federal Deposit Insurance Corporation funds in excess of the insured maximum. The at-risk amount is subject to significant fluctuation on a daily basis throughout the year. The Company has never experienced any losses related to these balances, and as such, the Company does not believe it is exposed to any significant risk.

Accounts Receivable

The Company reports accounts receivable at invoiced amounts less an allowance for doubtful accounts. Interest is not charged on past due accounts. Management reviews each receivable balance and estimates that portion, if any, of the balance that will not be collected. The carrying amount of the accounts receivable is then reduced by an allowance based on management’s estimate. Management deemed no allowance for doubtful accounts was necessary at June 30, 2018 or March 31, 2018.

Inventories

Inventory is stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out (FIFO) method of accounting. All inventory at June 30, 2018 and March 31, 2018, represents goods available for sale. Galaxy inventory is mostly comprised of interactive panels and accessories while FLCR inventory consists of concession inventory such as popcorn, soft drinks, and candy. Management estimates no obsolete or slow-moving inventory reserves at June 30, 2018 or March 31, 2018.

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

Property and equipment at June 30, 2018 and March 31, 2018, and the estimated useful lives used in computing depreciation, are as follows:

Building40 years

Building improvements8 years

Vehicles 5 years

Equipment5 – 8 years

Furniture and fixtures5 years

Depreciation is provided using the straight-line method over the estimated useful lives of the depreciable assets. Depreciation expense was $5,222 and $17,667 for the period ended June 30, 2018 and year ended March 31, 2018, respectively.

Note 1 – Summary of Significant Accounting Policies (Continued):

Long-lived Assets

Long-lived assets to be held and used are tested for recoverability whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the excess of the asset’s carrying amount over the fair value of the asset.

Goodwill

Goodwill is not amortized, but is reviewed for impairment at least annually, or more frequently when events or changes in circumstances indicate that the carrying value may not be recoverable. Judgments regarding indicators of potential impairment are based on market conditions and operational performance of the business.

At each fiscal year-end, the Company performs an impairment analysis of goodwill. The Company may assess its goodwill for impairment initially using a qualitative approach to determine whether conditions exist to indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If management concludes, based on its assessment of relevant events, facts and circumstances that it is more likely than not that a reporting unit’s carrying value is greater than its fair value, then a goodwill impairment charge is recognized in the amount in excess, not to exceed the total amount of goodwill allocated to that reporting unit.

If the fair value of a reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and no further testing is required. An impairment charge is recorded as a general and administrative expense within the Company’s consolidated statement of operations.

Income Taxes

The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Current income taxes are recognized for the estimated income taxes payable or receivable on taxable income or loss from the current year and any adjustment to income taxes payable related to previous years. Current income taxes are determined using tax rates and tax laws that have been enacted or subsequently enacted by the year-end date.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Under the asset and liability method the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion or all of the deferred tax asset will not be recognized.

Prior to the merger, Galaxy was organized as a Subchapter S Corporation under the Internal Revenue Code. There was no provision for federal and state income taxes since the proportionate share of the taxable income or loss was included in the tax returns of the stockholders. However, upon completion of the merger, Galaxy subsequently changed to a C Corporation.

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

Note 1 – Summary of Significant Accounting Policies (Continued):

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

ASU 2014-09 provides two methods of adopting the standard: using either a full retrospective approach or modified retrospective approach. The Company elected the modified retrospective approach of adopting the standard as of April 1, 2018. There was no significant impact on revenue reported for the year ended March 31, 2018.

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU 2016-02). The guidance in ASU 2016-02 requires entities to record the assets and liabilities created by leases greater than one year. This ASU is effective for interim periods and fiscal years beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting (ASU 2017-09). The ASU provides guidance on the various types of changes which would trigger modification accounting for share-based payment awards. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company adopted this guidance in the first quarter of fiscal 2018. There was no significant impact on the Company’s statement of operations.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This ASU is effective for interim periods and fiscal years beginning after December 15, 2019, and early adoption is permitted. The Company adopted this guidance in fiscal 2018. There was no goodwill as of March 31, 2018.

Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the June 30, 2018 presentation. There was no impact on total asset or liabilities or net income resulting from the reclassification.

Share capital was restated as of the year ended March 31, 2018, consistent with the accounting presentation requirement to retroactively adjust the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree in a reverse acquisition.

Note 2 - Property and Equipment:

Property and equipment are comprised of the following:

	June 30, 2018	March 31, 2018
Land and buildings	$4,937,069	$-
Building improvements	363,083	-
Vehicles	92,353	64,755
Equipment	1,470,709	27,598
Furniture and fixtures	12,598	-
	6,875,812	92,353
Accumulated depreciation	(2,621,361)	(42,676)

Property and equipment, net	$4,254,451	$49,677

Note 3 - Line of Credit:

The Company has a $750,000 line of credit agreement with a bank. The line of credit bears interest at prime plus 1% (5.5% as of June 30, 2018) and expires in December 2018. The line of credit is collateralized by all assets of the business, plus certain property owned by a family member of a stockholder and the personal guarantee of a stockholder, along with a key man life insurance policy. The outstanding balance is $547,603 at June 30, 2018 and $528,603 at March 31, 2018.

Note 4 - Notes Payable:

Long Term Notes Payable

The Company’s long term notes payable obligations to unrelated parties are as follows as of June 30, 2018 and March 31, 2018:

	June 30, 2018	March 31, 2018
The Company has a $375,000 note payable with a bank. The note bears interest at 2.10% and matures in December 2018. The note is guaranteed by a stockholder and collateralized by a certificate of deposit owned by a related party. In May 2018, 50,000 shares of stock were issued to the related party in exchange for a $100,000 reduction in the short-term note balance.	$275,000	$375,000

Note payable assumed in acquisition to an individual in which the note accrues interest on the original principal balance at a rate of 6.25% annually. Interest is paid annually with principal due March 2021. (Note 11)	75,000	-

Mortgage payable assumed in acquisition; interest payable at 4.75% monthly payments of $34,435 through December 31, 2016. The note payable was modified in December, 2017. After the modification, the interest rate was modified to 2.5% annually with monthly payment of $15,223 through July 15, 2020, and a balloon payment at maturity. The mortgage payable is secured by the building and land as well as guarantees by related parties. (Note 11)	4,512,710	-

Note payable to a financial institution for acquisition of vehicle with monthly installment of $153 maturing June 2022.	6,150	-

Capital leases with a related party for 3 delivery vehicles with monthly installments from $253 to $461, including 4% to 4.75% interest, maturing over 5-year terms expiring between April 2019 and July 2020.	17,668	20,249

Total Non-Related Party Notes Payable	4,886,528	395,249

Current Portion of Non-Related Party Notes Payable	362,181	387,796

Long-term Portion of Non-Related Party Notes Payable	$4,524,347	$7,453

Note 4 - Note Payable (Continued):

Long Term Notes Payable (Continued):

Future minimum principal payments on the non-related party long term notes payable are as follows:

Period ending June 30,
2019	$362,181
2020	4,456,659
2021	66,521
2022	1,167

$4,886,528

Short Term Notes Payable

The Company’s short term notes payable obligations to unrelated parties assumed in the acquisition (Note 11) are as follows as of June 30, 2018 and March 31, 2018:

	June 30, 2018	March 31, 2018
Note payable to individual and bears interest at a rate of 8% interest annually and is due on demand.	$20,000	$-

Note payable to individual and bears interest at a rate of 8% interest annually and is due on demand.	10,000	-

Note payable to an individual in which the note accrues interest on the original principal balance at a rate of 6.25% interest annually and due on demand.	60,000	-

Note payable to an individual in which the note accrues interest on the original principal balance at a rate of 6.25% interest annually and was scheduled to mature in August 2018. The term was extended for another year.	25,000	-

Note payable to an individual in which the note accrues interest on the original principal balance at a rate of 6.25% interest annually and is scheduled to mature in December 2018.	25,000	-

Note payable to an individual in which the note accrues interest on the original principal balance at a rate of 10% interest annually and is due on demand.	25,000	-

Total Short Term Non-Related Party Notes Payable	$165,000	$-

Note 5 - Related Party Transactions:

Notes Payable

The Company’s notes payable obligations to related parties assumed in acquisition (Note 11) are as follows as of June 30, 2018 and March 31, 2018:

	June 30, 2018	March 31, 2018
Various notes payable to a related party in which the note accrues interest on the original principal balance at a rate of 8% interest annually and is due on demand. Five of these notes were converted into common stock in accordance with a board resolution at a rate of $.01 per share. One note did not convert.	$15,000	$-

Various notes payable to a related party in which the note accrues interest on the original principal balance at a rate of 6.25% interest annually and was scheduled to mature in October 2018 and is currently due on demand.	91,000	-

Note payable to a related party in which the note accrues interest on the original principal balance at a rate of 6.25% interest annually and is due in August 2019.	8,000	-

Notes payable to a related party in which the note bears no interest and is scheduled to mature on demand.	25,000	-

Note payable to a related party in which the note accrues interest on the original principal balance at a rate of 9% interest annually and is scheduled to mature in October 2019.	125,000	-

Note payable to an individual executed February 2018 in which the note accrues interest on the original principal balance at a rate of 18% annually and is due on demand.	10,000	-

Various notes payable to a related party in which the note accrues interest on the original principal balance at a rate of 10% interest annually through December 31, 2016 at which time the interest rate was reduced to 6.25% interest annually. The notes are scheduled to mature at various dates through July 2021.	211,534	-

Total Related Party Notes Payable	485,534	-

Current Portion of Related Party Notes Payable	485,534	-

Long-term Portion of Related Party Notes Payable	$-	$-

Note 5 - Related Party Transactions (Continued):

Other Advances and Commitments

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that it can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are unsecured, due on demand, and the amounts outstanding at June 30, 2018 and March 31, 2018 are $260,173 and $199,609, respectively.

Galaxy pays a related party $7,500 as a collateral fee for securing the Company’s short-term note payable with a certificate of deposit (see Note 4).

Leases

The Company leases property used in operations from a related party under terms of an operating lease. The term of the lease expires on December 31, 2018, and the monthly lease payment is $1,500 plus maintenance and property taxes, as defined in the lease agreement. The property also serves as collateral on the line of credit (as disclosed in Note 3). Rent expense for this lease, as well as other month-to-month leases, totaled $5,150 for the period ended June 30, 2018 and $35,583 for the year ended March 31, 2018.

The Company leases three vehicles from related parties under capital leases. The Company is paying the lease payments directly to the creditors, rather than the lessor. The leased vehicles are used in operations for deliveries and installations.

Other Agreements

A stockholder’s family member collateralizes the Company’s short-term note with a CD in the amount of $375,000, held at the same bank. The family member will receive a $7,500 collateral fee for this service. In May 2018, 50,000 shares of stock were issued in exchange for a $100,000 reduction in the short-term note balance.

Notes Payable Converted to Common Stock

On June 22, 2018, various board members and executives of FLCR exchanged their outstanding related party debt and accrued interest for 4% of the Company’s common stock as described in Note 11.

Note 6 – Lease Agreements:

Capital Lease Agreements

Capital lease agreements between the Company and related parties for vehicles (disclosed in Note 4) require monthly payments totaling $1,066 (ranging from $253 to $461), including interest (ranging from 4.0% to 4.75%), over 5-year terms expiring between April 2019 and July 2020.

Operating Lease Agreements

The Company leases office, retail shop and warehouse facilities under operating leases from a related party (disclosed in Note 5) which require monthly payments of $1,500 and expire in December 2018. Rent expense under all operating leases was $5,150 for the period ended June 30, 2018 and $35,583 for the year ended March 31, 2018.

Leases – Lessors

The Company’s entertainment segment leases space to a Save-A-Lot grocery store at the Indianapolis theater location. Save-A-Lot corporate assumed the lease in March 2014 for seven years with three five-year options. Monthly rent charged to the tenant is $13,375 per month. Total rental income relating to this lease from the date of the merger to June 30, 2018 was $3,518 and $0 for the year ended March 31, 2018. The rental income is included in other income in the accompanying consolidated statements of operations.

The following is a schedule of future minimum rentals under the lease:

Period ending June 30,
2019	$160,464
2020	160,464
2021	160,464
2022	40,116

$521,508

The initial lease term ends September 30, 2021. Save-A-Lot reserves the right to exercise three five-year options, which would extend the maturity date to September 30, 2036.

Note 7 - Equity:

Certain equity transactions related to the reverse triangular merger occurred in September 2018, but have been reflected as of June 30, 2018, in the consolidated financial statements due to FLCR effectively transferring control to Galaxy as of June 22, 2018 (see Note 11). The following equity transactions occurred simultaneously, and are treated in these consolidated financial statements as being effective on that date:

•Galaxy shareholders transferred all the outstanding shares of common stock to the Merger Sub;

•Preferred Class C shares were converted into common stock in an amount equivalent to 89% ownership in the outstanding shares of the merged company;

•Common shares were issued to common stockholders in an amount equivalent to 7% ownership in the outstanding shares of the merged company;

•Common shares were issued to convertible debt holders in an amount equivalent to 4% ownership in the outstanding shares of the merged company (See Note 5).

•A reverse stock split was approved at a ratio of one new share for every 350 shares of common stock outstanding (1:350 Reverse Stock Split).

Note 7 – Equity (continued):

Private Placement

In March 2018, the Company offered 1,500,000 common shares to qualified investors at $2 per share in a private placement memorandum (“PPM”). The private placement offering period expires when 1,500,000 shares of common stock have been sold, or in September 2018 at the discretion of management. Proceeds were raised to purchase inventory, pay merger costs and provide working capital. As a result of the PPM, the Company issued 1,954 and 32,226 shares to new investors resulting in proceeds of $1,367,500 and $60,000 as of June 30, 2018 and March 31, 2018, respectively. The 1,954 shares issued in the PPM during the period ended June 30, 2018 are after the Reverse Stock Split. The 32,226 shares issued during the year ended March 31, 2018 are after the restatement of share capital consistent with the legal capital of the accounting acquiree in a reverse acquisition.

In April and May 2018, the Company issued 100 shares of common stock at $0.0001 par value to various consultants as compensation. The shares were valued at $70,000 (Note 10) on issuance.

In May 2018, the Company issued 822 shares of common stock at $0.0001 par value to various employees, management, and former members of the Board of Directors by board authorization as compensation in the regular course of business as well as upon contemplation of the reverse triangular merger (see Note 11). The shares were valued at $575,200 on issuance and were recognized as stock compensation expense.

In May 2018, 143 shares of common stock at $0.0001 par value were issued to the related party in exchange for a $100,000 reduction in the short-term note balance (see Note 4).

See the capital structure section in Note 1 for disclosure of the equity components included in the Company’s consolidated financial statements.

Note 8 - Income Taxes

The U.S. Tax Cuts and Jobs Act (TCJA) legislation, enacted on December 22, 2017, reduces the U.S. federal corporate income tax rate from 35.0% to 21.0% and is effective January 1, 2018 for the Company. The Company has not generated any taxable income and has not recorded any current income tax expense at June 30, 2018. Consequently, the tax rate change has had no impact on the Company’s current tax expense but impacts the deferred tax assets and liabilities and will impact future deferred tax assets and liabilities to be recognized.

The Company’s deferred tax assets are primarily comprised of net operating losses (“NOL”) that give rise to deferred tax assets. The operating loss carry-forwards of approximately $1,500,000 were available prior to the merger, and were set to expire in the year 2020. However, net operating loss carry forwards are limited when there is a change in control. Total net operating losses available at June 30, 2018 amounted to $2,800,000 ($1,500,000 of pre-merger NOL’s and $1,300,000 due to losses for the current period). Additionally, due to the uncertainty of the utilization of net operating loss carry forwards a valuation allowance equal to the net deferred tax assets has been recorded.

The Company’s effective tax rate differed from the federal statutory income tax rate for the period ended June 30, 2018 is as follows:

June 30, 2018

Federal statutory rate	21%
State tax, net of federal tax effect	5.25%
Valuation allowance	-26.25%
Effective tax rate	0%

Note 8 - Income Taxes (Continued):

As of June 30, 2018, the Company does not believe that it has taken any tax positions that would require the recording of any additional tax liability nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next twelve months. As of June 30, 2018, the Company’s income tax returns generally remain open for examination for three years from the date filed with each taxing jurisdiction.

There was no provision for federal and state income taxes at March 31, 2018, since Galaxy was a Subchapter S Corporation prior to the reverse triangular merger, becoming a C Corporation on June 22, 2018.

Note 9 – Commitments, Contingencies, and Concentrations:

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Concentrations

Galaxy contracts the manufacturer of its products with two overseas suppliers. The Company’s sales could be adversely impacted by the supplier’s inability to provide Galaxy with an adequate supply of inventory.

Galaxy has three customers that accounted for approximately 87% of accounts receivable at June 30, 2018 and 69% of accounts receivable at March 31, 2018. Galaxy has three customers that accounted for approximately 61% of revenues for the period ended June 30, 2018 and three customers with 43% of revenues for the year ended March 31, 2018. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited.

Note 10 - Material Agreements:

Manufacturing and Distributorship Agreement

In December 2016, Galaxy executed an agreement with a company in South Korea. Pursuant to such distribution agreement, the manufacturer agreed to manufacture, and the Company agreed to be the sole distributor of the interactive panels in the United States for a term of one year, with automatic one year renewals. The Company must submit a three-month rolling sales forecast (which acts as a purchase order) to the manufacturer, updated monthly. The manufacturer has three days to accept the purchase order and once accepted, the Company must pay the manufacturer 105% of the cost shown on the purchase order, 10% at the time the order is accepted and the remaining 95% within 120 days if the Company has sold the panels and been paid by the end customer. The manufacturer also provides a warranty for any defects in material and workmanship for a period of 26 months from the date of shipment to the Company.

Manufacturing and Distributorship Agreement (Continued):

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

Consulting Agreement

Galaxy entered into a consulting agreement in May 2017 with two consultants for advisory services through July 2019. In exchange for consulting services provided, these consultants are entitled to receive consulting fees of $15,000 per month and a 5.5% combined equity interest in Galaxy. The 5.5% equity interest was converted to common stock upon the commencement of the Common Controlled Merger Agreement of R&G and Galaxy CO (as described in Note 1). The Company paid the consultants $95,000 and $157,000 in fees and expenses for consulting services provided during the period ended June 30, 2018 and the year ended March 31, 2018, respectively.

Note 10 - Material Agreements (Continued):

Consulting Agreement – Magellan FIN, LLC

The Company entered into a consulting agreement in May 2018 for advisory services such as maintaining ongoing stock market support such as drafting and delivering press releases and handling investor requests. The program will be predicated on accurate, deliberate and direct disclosure and information flow from the Company and dissemination to the appropriate investor audiences. In exchange for these consulting services provided, the advisor will receive $15,000 paid at contract inception, an additional $4,000 monthly through the term of the agreement which is April 2019 and 10,000 shares of common stock. The Company paid the consultant $27,000 in fees and expenses and issued 10,000 shares of common stock for consulting services provided during the period ended June 30, 2018.

Consulting Agreement – RedChip Companies, Inc.

The Company entered into a consulting agreement in April 2018 for a period of six months for investor relations services such as blogs and newsletters, introductions to investment banks and online CEO quarterly conferences. In exchange for these consulting services provided, the advisor will receive $25,000 per month for four months and 25,000 shares of common stock.  The Company paid the consultant $100,000 in fees and expenses and issued 25,000 shares of common stock for consulting services provided during the period ended June 30, 2018.

Note 11 – Reverse Acquisition:

On June 22, 2018, Galaxy consummated a reverse triangular merger whereby Galaxy merged with and into FLCR’s newly formed subsidiary, Galaxy MS, Inc. which was formed specifically for the transaction. Under the terms of the merger, Galaxy’s shareholders transferred all their outstanding shares of common stock to Galaxy MS, in return for FLCR’s Series C Preferred Shares, which were equivalent to approximately 3,065,000,000 shares of the common stock of FLCR on a pre-reverse stock split basis. This represents approximately 89% of the outstanding common stock of FLCR, with the remaining 11% of common stock distributed as follows: (a) an ownership interest of seven percent (7%) to the holders of common stock, pro rata; and (b) four percent (4%) of the common stock to the holders of convertible debt, pro rata.

Concurrent with the reverse triangular merger, the Company applied pushdown accounting, therefore, the consolidated financial statements after completion of the reverse merger include the assets, liabilities, and results of operations of the combined company from and after the closing date of the reverse merger, with only certain aspects of pre-consummation stockholders’ equity remaining in the consolidated financial statements.

There was approximately $58,000 of cash consideration paid by Galaxy on the date of the reverse triangular merger.  In addition, shares of stock were issued and exchanged, and the Company acquired $1,511,844 of net assets of FLCR. At the closing of the merger, all of FLCR’s convertible promissory notes were converted into FLCR’s common shares. The merger agreement contains potential future tax advantages of the net operating loss carryforward available to offset future taxable income of the combined company, up to a maximum of $150,000, over a 5-year period beginning June 22, 2018. There is a valuation allowance reducing this tax benefit to zero.

The following table summarizes the preliminary allocation of the fair value of the assets and liabilities as of the merger date through pushdown accounting. The assets acquired and liabilities assumed in the table represent all the assets and liabilities in the Company’s subsidiary FullCircle Entertainment. The preliminary allocation to certain assets and/or liabilities may be adjusted by material amounts as the Company continues to finalize the fair value estimates.

Note 11 – Reverse Acquisition (Continued):

Assets
Cash	$22,205
Property and equipment	4,209,995
Other	20,716
Other assets	1,511,844
Goodwill	892,312

Total Assets	6,657,072

Liabilities
Accounts payable	208,763
Long-term debt	4,593,851
Short-term debt	799,534
Accrued interest	78,948
Other	83,664

Total Liabilities	5,764,760

Net Assets	$892,312

Consideration	$58,092
Fair value of noncontrolling interests	834,220

$892,312

As a result of the Company pushing down the effects of the acquisition, certain accounting adjustments are reflected in the consolidated financial statements, such as goodwill recognized amounting to approximately of $892,000 reflected in the balance sheet. Goodwill recognized is primarily attributable to the acquisition of the fair value of the public company structure and other intangible assets that do not qualify for separate recognition.

Other assets noted in the table above consist of the difference between the acquired assets and liabilities of Full Circle Entertainment to be distributed to pre-acquisition FLCR shareholders. The Board of Directors of the Company or the management team of FLCR have the option to spinout the Entertainment subsidiary any time after 60 days from the date of the merger that occurred on June 22, 2018. The spinout is expected to occur so the Company can focus on its primary business plans as discussed herein, and distribute all respective Entertainment assets and liabilities to these shareholders. As a result, the Company does not anticipate receiving any economic benefit from the related assets in the table above, nor incurring any obligations from the corresponding liabilities.

Note 12 - Segment Reporting

The Company has identified two reportable segments: Technology and Entertainment.

The Technology segment sells interactive learning technology hardware and software that allows the presenter and participant to engage in a fully collaborative instructional environment. Galaxy’s products include Galaxy’s own private-label interactive touch screen panel as well as numerous other national and international branded peripheral and communication devices.

The Entertainment segment owns and operates Georgetown 14 Cinemas, a fourteen-theater movie complex located in Indianapolis, Indiana. Entertainment generates revenues from movie ticket sales and concessions. As part of the merger agreement, the parties have the right to spinout the Entertainment segment to the prior shareholders of FLCR. Management plans to implement the spinout of its Entertainment subsidiary in order to focus on the growth and success of Galaxy; however no formal date has been approved the Company to spinout the Entertainment segment as of the date of this filing.

Note 12 - Segment Reporting (continued)

The following table presents a summary of identifiable assets as of June 30, 2018:

	Technology	Entertainment
Assets
Cash	151,853	32,402
Property and equipment, net	45,059	4,209,392
Receivables	326,183	15,543
Inventory	580,756	6,008
Prepaid and other current assets	1,184	12,450
Other assets	-	1,511,844
Goodwill	58,092	834,220

Total Assets	1,163,127	6,621,859

Liabilities
Accounts payable	570,069	201,011
Debt	951,453	5,393,385
Accrued expenses	22,495	124,483
Deferred revenue	219,820	-

Total Liabilities	1,763,837	5,718,879

The following table presents a summary of operating information for the year ended June 30, 2018:

	Technology	Entertainment
Revenues
Technology	172,754	-
Entertainment	-	34,946

Cost of Sales
Technology	171,304	-
Entertainment	-	6,804

Gross Profit	1,450	28,142

General and Administrative Expenses
Technology	270,668	-
Technology professional fees	448,256	-
Technology stock compensation	645,200	-
Entertainment	-	7,404
	1,364,124	7,404

Other Income (Expense)
Technology	(4,521)	-
Entertainment	-	(23,666)

Net Loss	(1,367,195)	(2,928)

Note 13 - Going Concern:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had negative working capital of approximately $1,800,000, an accumulated deficit of approximately $2,800,000, and cash used in operations of approximately $1,100,000 at June 30, 2018.

The Company’s operational activities and the payment for such has primarily been funded through related party advances, debt financing, a private placement offering of common stock and through the deferral of accounts payable and other expenses. The Company intends to raise additional capital through the sale of equity securities or borrowings from consolidated financial institutions and possibly from related and nonrelated parties who may in fact lend to the Company on reasonable terms. Management believes that its actions to secure additional funding will allow the Company to continue as a going concern. There is no guarantee the Company will be successful in achieving any of these objectives. These sources of working capital are not assured, and consequently do not sufficiently mitigate the risks and uncertainties disclosed above. The ability of the Company to continue as a going concern is dependent upon management’s ability to raise capital from the sale of its equity and, ultimately, the achievement of operating revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As part of the merger agreement, the parties have the right to spin out the Entertainment subsidiary to the prior shareholders of FLCR. Management plans to implement the spin out before the end of the calendar year in order to focus on its primary business plan.

Note 14 - Subsequent Events:

The Company has evaluated subsequent events through the date on which the consolidated financial statements were available to be issued.

Letter of Intent to Acquire KLIK Communications, Inc.

On July 20, 2018, FLCR entered into a Letter of Intent (the “LOI”) with KLIK Communications, Inc. (“KLIK”), a corporation formed under the laws of the State of Washington. Under the terms of the LOI, the KLIK shareholders will transfer all the outstanding shares of KLIK common stock to FLCR on or before October 31, 2018. In return, FLCR will transfer shares of its common stock in an amount to be determined at a later date by the parties. Upon completion of the proposed transaction, KLIK will become the wholly-owned subsidiary of FLCR. The obligation to close the transaction under the terms of the agreement are subject to the normal terms and conditions contained in such agreements. There has been no extension of the LOI as of the date of the filing.

Upon closing this transaction, the Company will enter into a two-year employment agreement with the former owner of KLIK who will become the Company’s Director of Product Management. The Company believes that the technology of KLIK is a natural fit in its market and the addition of this technology to its product.

KLIK Distribution Agreement

In September 2018, the Company signed a 1-year distributor agreement with KLIK Communications to be the sole distributor of KLIK products to US educational market. The agreement will automatically renew annually, unless three months’ notice is given by either party. The agreement will end upon successful acquisition of KLIK by Galaxy, per the Letter of Intent signed in July 2018. Payment terms are 45 days after invoice. Delivery terms are FOB Deliver location. The KLIK product will replace the VIVI product (specialized interactive router) previously sold with the Galaxy panels. KLIK will provide a 2-year manufacturer’s warranty and software updates. The agreement provides KLIK with the option of storing the manufacturer’s inventory at the Galaxy warehouse.

Distribution Agreement

Effective September 15, 2018, the Company signed a 2-year distribution agreement for Galaxy’s SLIM series of interactive panels, a new Galaxy product. Galaxy outsourced the manufacturing to a vendor as manufacturing costs are less, and customers prefer an Android operating system. The agreement includes a commitment by Galaxy to purchase $2 million of product during the first year beginning September 2018. The manufacturer will provide Galaxy with the product, including a three-year manufacturer’s warranty from the date of shipment. The agreement renews automatically in two year increments unless three months’ notice is given by either party.

GAXY Trading Symbol

In October, 2018, Galaxy (formerly known as FullCircle Registry, Inc.) began trading on the OTCQB Market under the trading symbol GAXY.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Operating Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this Form 10-K. The Disclosure Controls evaluation was conducted under the supervision and with the participation of management, including our Chief Operating Officer and Chief Financial Officer. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Operating Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Form 10-K. Throughout the course of our evaluation of our internal control over financial reporting, we advised our Board of Directors that we had identified a material weakness as defined under standards established by the Public Company Accounting Oversight Board (United States). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weakness we identified is discussed in “Management’s Report on Internal Control Over Financial Reporting” below. Our Chief Operating Officer and Chief Financial Officer have concluded that as a result of the material weakness, as of the end of the period covered by this Annual Report on Form 10-K, our Disclosure Controls were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting; as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.

Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal operating officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. The material weakness identified did not result in the restatement of any previously reported consolidated financial statements or any related financial disclosure, nor does management believe that it had any effect on the accuracy of the consolidated Company’s financial statements for the current reporting period.

The material weakness relates to the fact that our management is relying on external consultants for purposes of preparing its financial reporting package; however, the officers may not be able to identify errors and irregularities in the financial reporting package before its release as a continuous disclosure document.

We will continue to engage an outside CPA with SEC related experience to assist in correction of these material weaknesses. In addition, we will continue to appoint an accountant to provide consolidated financial statements on a monthly basis and to assist with the preparation of our SEC consolidated financial reports, which will allow for proper segregation of duties as well as additional manpower for proper documentation.

Because of the material weakness described above, management concluded that, as of June 30, 2018 our internal control over financial reporting was not effective based on the criteria established in Internal Control-Integrated Framework issued by COSO. There has been no change in our internal controls that occurred during our most recent fiscal period that has materially affected, or is reasonably likely to affect, our internal controls.

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

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Position
Leigh Friedman	Chief Financial Officer and Director

Magen McGahee	Secretary

Gary LeCroy	President and Director

Leigh Friedman, Chief Financial Officer and Director

Prior to 2011, Leigh served as the General Manager of the Georgetown 14 Cinemas in Indianapolis. Mr. Friedman possesses a keen knowledge of our theater & the local demographics of our area. Mr. Friedman also was the former Owner & General Manager of The Movie Buff Theater, which he opened in Indianapolis in 2011. The theater was later sold to Studio Movie Grill, after Mr. Friedman revived it operationally. We believe Mr. Friedman’s knowledge of theater operations and marketing will be of great assistance to the theater moving forward.

Magen McGahee, Secretary

Ms. McGahee worked for MIMIO Corporation on its sales leadership team from 2008 to 2013.  MIMIO is a manufacturer of interactive video displays for the educational market.  From 2013 to 2014, she worked with Qomo, Inc. as a Director, Strategic Partnerships, developing programs and video display models that would allow expansion into the U.S. market.  From 2014 to 2016, Ms. McGahee worked with LeCroy Educational Technology located in Toccoa, Georgia.  LeCroy Educational Technology sells interactive presentation panels in the educational market.  From 2016 to the present, Ms. McGahee has worked for Galaxy Next Generation, Inc., located in Toccoa, Georgia, as COO and Co-founder.  Galaxy manufactures, distributes and markets its own brand of interactive flat panels to the education and presentation market. Ms. McGahee received a Bachelor of Science degree in early childhood education at Valdosta State College in 2005, located in Valdosta, Georgia. In 2010, Ms. McGahee received a Master of Business Administration degree from Georgia Tech, located in Atlanta, Georgia.

Gary LeCroy, President and Director

Mr. LeCroy owned and operated R&G Sales, Inc. located in Toccoa, Georgia from 2004 to 2018.  Mr. LeCroy served as CEO and sales director for that company which was involved in the sales and distribution of educational technology.  From November 2016 to the present, Mr. LeCroy has served as CEP/Owner and Director of Galaxy Next Generation, Inc., a Company in the business of developing and selling presentation and educational technology.  In May 1988, Mr. LeCroy graduated with an Associate degree in business from Piedmont College in Demarest, Georgia.

The Company has adopted a code of ethics that applies to the Company’s officers, and directors. Our Code of Ethics was included as an exhibit to our annual report on Form 10-K for the year ended December 31, 2004.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company's review of the copies of the forms received by it during the fiscal year ended June 30, 2018 and written representations that no other reports were required, the Company does not believe that any persons required to make filings under Section 16(a) during such fiscal year failed to file such reports or filed such reports late.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's consolidated financial statements and other services provided by the Company’s independent public accountants. The Board of Directors reviews the Company's internal accounting controls, practices and policies.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does the Company have a written nominating, compensation or audit committee charter. The Board of Directors believes that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the directors.

Audit Committee Financial Expert

Our Board of Directors has determined that we do not have a board member that qualifies as an "audit committee financial expert " as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

We believe that our directors are capable of analyzing and evaluating our consolidated financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development.

Board Meetings and Annual Meeting

During the fiscal year ended June 30, 2018, our Board of Directors held one formal meeting.  We did not hold an annual meeting during that time period.  All of our directors attended at least 75% of the meetings of the Board of Directors.

Code Of Business Conduct And Ethics

Each of the Company’s directors and employees, including its executive officers, are required to conduct themselves in accordance with ethical standards set forth in the Code of Business Conduct and Ethics adopted by the Board of Directors.  The Code of Business Conduct and Ethics was previously filed with the Commission. Any amendments to or waivers from the code will be posted on our website.  Information on our website does not constitute part of this filing.

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment to the Board.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation of Directors:

Directors did not receive any compensation for 2017.

Compensation of Officers:

The following table lists the compensation received by our former and current officers over the last two years.

SUMMARY COMPENSATION TABLE

Compensation of Officers and Directors

For the Period Ended June 30, 2018 and Year Ended March 31, 2018

2018
Name	Position	Period	Salary	Stock	Other	Total
J. Leigh Friedman (1)	CFO, Former Chairman	2018	$15,000	20,714(4)	-	-
Magen McGahee	COO, EVP, Director	2018	$45,000	-	-	-
Gary D. LeCroy	President, Director	2018	$22,400	-	-	-
Alec Stone	Former Director	2018	-	-	-	-
Jon R. Findley	Former Director	2018	-	-	-	-
Paul Lowe	Former Director	2018	-	-	-	-
Curtis Shaw	Former Director	2018	-	-	-	-

2017
Name	Position	Year	Salary	Stock	Other	Total
J. Leigh Friedman(1)	Chairman/CEO/CFO/Director	2017	$30,000	-	-	-
Magen McGahee	COO, EVP	2017	$180,000	-	-	-
Gary D. LeCroy	President	2017	$90,000	-	-	-
Jon R. Findley (2)	Former CEO	2017	$17,200	-	-	-
Matthew T. Long (3)	Former President/CFO	2017	$41,246	-	-	-
Alec Stone	Chairman	2017	-	-	-	-
Carl Austin	Former Director	2017	-	-	-	-
Paul Lowe	Director	2017	-	-	-	-
Curtis Shaw	Director	2017	-	-	-	-

(1)For services as CEO/CFO, Mr. Friedman receives $5,000 per month to December 2017.

(2)For services as CEO, for part of 2017

(3)For services as former President/CFO, for part of 2017

(4) The Company implemented a 350 to 1 reverse stock split and the presentation in this table is on a post reverse split basis.

Employment Agreements

On January 1, 2017, the Company entered into an employment agreement with Magen McGahee. For her services as an officer to the Company, Ms. McGahee receives an annual base pay and an ownership interest in the Company. The ownership interest was converted to common stock upon the mergers of R&G and Galaxy MS. There was no stock based compensation expense recognized on the date the ownership interest was granted or upon the mergers.

Galaxy entered into a consulting agreement in May 2017 with two consultants for advisory services through July 2019. In exchange for consulting services provided, these consultants are entitled to receive consulting fees of $15,000 per month and a 5.5% combined equity interest in Galaxy. The 5.5% equity interest was converted to common stock upon the commencement of the Common Controlled Merger Agreement of R&G and Galaxy CO. The Company paid the consultants $95,000 and $157,000 in fees and expenses for consulting services provided during the period ended June 30, 2018 and March 31, 2018, respectively.

In November 2016, Galaxy entered into an agreement with a sales representative for a one-year term. The agreement was renewed in November 2017 for an additional year under similar terms. For services to Galaxy, the sales representative received total annual compensation of $35,000, plus 10% commissions on the gross profit of the respective sales. The sales representative became an employee in April 2018, and the agreement was terminated at that time.

In June 2018, the Company entered into an employment agreement with a regional sales director for a one-year term. For services to the Company, the sales director receives annual compensation of $95,000, plus 5% commission on the gross profit of each respective sale.

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

Name	Address	Title of Class	Beneficially Owned	% of Shares
J. Leigh Freidman	417 W. Peck Street Meridian, Idaho 83646	Common	68,551	0.70%
Gary LeCroy (1)	1046 Lovers Lane Toccoa, Georgia 30577	Common	5,454,257	55.44%
Magen McGahee (1)	5521 Ponciana Lane Lake Park, Georgia 31636	Common	1,522,637	15.48%
Carl Austin (1)	624 River Edge Road Brandenburg, Kentucky 40108	Common	496,779	5.05%
All as a Group		Common	7,542,224	76.67%

(1)All ownership numbers are listed on a post reverse split basis.

(2)These percentages are based on 9,655,813 shares of common stock outstanding on June 30, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Advances and Commitments

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors, or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and terms have not been formalized. Related parties to the Company have advanced them $745,707. The Company pays a related party $7,500 annually as a collateral fee for securing the Company’s $275,000 short-term note payable with a certificate of deposit.

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

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of related party transactions, with our executive officers, directors and significant stockholders.  We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof.   On a moving forward basis, our directors will continue to approve any related party transaction.

Director Independence

We do not have an audit, compensation or nominating committee, but our entire Board of Directors acts in such capacities.  Although our directors are not considered as “independent directors” pursuant to the provisions of Item 407(a) of Regulation S-K, we believe that the members of our Board of Directors are capable of analyzing and evaluating our consolidated financial statements and understanding internal controls and procedures for financial reporting.  The Board of Directors of our Company does not believe that it is necessary to have an audit committee, because we believe that the functions of an audit committee can be adequately performed by the Board of Directors.  In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stage of our development.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual consolidated financial statements and review of consolidated financial statements included in our Form 10-K and 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were:

Somerset CPA’s, P.C. $100,000 for three month period ended June 30, 2018

Somerset CPA’s, P.C. $200,000 for year ended March 31, 2018

Tax Fees:

There were no fees for tax compliance, tax advice and tax planning to our auditors for the period ended June 30, 2018 and year ended March 31, 2018.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Title	Location

3(i)	Amended and Restated Articles of Incorporation*	Form DEF-14C filed 8/10/18
3(ii)	Bylaws*	Form SB-2 filed 2/15/00
14	Code of Ethics*	Form 10-K for the Period Ended December 31, 2004
23.1	Auditor’s Consent	Attached
31.1	Certification of the Chief Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
32.1	Certification of the Chief Officer and Principal Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Attached

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

SIGNATURES

Pursuant to the requirement of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

GALAXY NEXT GENERATION, INC.

Date: November 16, 2018

/s/ Gary LeCroyDate: November 16, 2018

Gary LeCroy

Chief Executive Officer and Director

/s/J. Leigh FriedmanDate: November 16, 2018

J. Leigh Friedman

Chief Financial Officer and Director

/s/Magen McGaheeDate: November 16, 2018

Magen McGahee

Secretary