Form 10-Q
period 2018-09-30
GALAXY NEXT GENERATION, INC.
filed 2018-11-19
CIK 1127993

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 333-51918

GALAXY NEXT GENERATION, INC.

 (Exact Name of Registrant as Specified in Its Charter)

Nevada	62-1363026
(State of Incorporation)	(IRS Employer Identification No.)

286 Big A Road Toccoa, Georgia	30577
(Address of Principal Executive Offices)	(Zip Code)

(706) 391-5030

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

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filed ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [      ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common shares as of October 1, 2018 was 9,656,723.

PART I – FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

The following unaudited consolidated financial statements are included herein:

GALAXY NEXT GENERATION, INC.
Consolidated Balance Sheets

	September 30, 2018	June 30, 2018
Assets	(Unaudited)

Current Assets
Cash	$ 210,614	$ 184,255
Accounts receivable	50,760	341,726
Inventories	368,211	586,764
Prepaid and other current assets	2,962	2,764

Total Current Assets	632,547	1,115,509

Property and Equipment, net (Note 2)	4,165,240	4,254,451

Other Assets
Goodwill (Note 11)	892,312	892,312
Other assets (Note 11)	1,522,714	1,522,714

Total Other Assets	2,415,026	2,415,026

Total Assets	$ 7,212,813	$ 7,784,986

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Line of credit (Note 3)	$ 547,603	$ 547,603
Current portion of long term notes payable (Note 4)	349,271	362,181
Accounts payable	511,655	771,080
Accrued expenses	155,390	146,978
Advances from stockholders (Note 5)	149,000	260,173
Deferred revenue	-	219,820
Short-term notes payable (Note 4)	147,500	165,000
Short-term notes payable - related party (Note 5)	530,534	485,534

Total Current Liabilities	2,390,953	2,958,369

Noncurrent Liabilities
Notes payable, less current portion (Note 4)	4,514,043	4,524,347

Total Noncurrent Liabilities	4,514,043	4,524,347

Total Liabilities	6,904,996	7,482,716

Stockholders' Equity (Deficit) (Notes 1, 7, and 11)
Common stock	965	965
Additional paid-in capital	3,745,873	3,108,873
Accumulated deficit	(3,439,021)	(2,807,568)

Total Stockholders' Equity (Deficit)	307,817	302,270

Total Liabilities and Stockholders' Equity (Deficit)	$ 7,212,813	$ 7,784,986

See accompanying notes to the consolidated financial statements (unaudited)

GALAXY NEXT GENERATION, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2018	2017

Revenues
Technology interactive panels and related products	$ 496,470	$ 238,601
Entertainment theater ticket sales and concessions	216,755	-
Technology office supplies	6,194	811

Total Revenues	719,419	246,712

Cost of Sales
Technology interactive panels and related products	407,351	191,853
Entertainment theater ticket sales and concessions	71,558	-

Total Cost of Sales	478,909	191,853

Gross Profit	240,510	54,859

General and Administrative Expenses
General and administrative	863,594	235,020

Loss from Operations	(623,084)	(180,161)

Other Income (Expense)
Other income	40,444	252
Interest expense	(48,813)	(801)

Total Other Income (Expense)	(8,369)	(549)

Net loss before income taxes	(631,453)	(180,710)

Income taxes (Note 8)	-	-

Net Loss	$ (631,453)	$ (180,710)

Net basic and fully diluted loss per share	$ (0.065)	$ (0.022)

Weighted average common shares outstanding
Basic and diluted	9,656,723	8,068,534

See accompanying notes to the consolidated financial statements (unaudited)

GALAXY NEXT GENERATION, INC.
Consolidated Statement of Stockholders' Equity (Deficit)
Three Months Ended September 30, 2018
(Unaudited)

					Total
	Common Stock		Additional	Accumulated	Stockholder's
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)

Balance, June 30, 2018	9,655,813	$ 965	$ 3,108,873	$ (2,807,568)	$ 302,270

Common stock issued as part of the private placement in September 2018	910	-	637,000	-	637,000

Consolidated net loss	-	-	-	(631,453)	(631,453)

Balance, September 30, 2018	9,656,723	$ 965	$ 3,745,873	$ (3,439,021)	$ 307,817

See accompanying notes to the consolidated financial statements (unaudited)

GALAXY NEXT GENERATION, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities
Net loss	$ (631,453)	$ (180,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	89,211	-
Changes in assets and liabilities:
Accounts receivable	290,966	123,164
Inventories	218,553	(409,472)
Deferred revenue	(219,820)	-
Prepaid expenses and other assets	(198)	-
Accounts payable	(259,425)	240,147
Accrued expenses	8,412	4,858

Net cash used in operating activities	(503,754)	(222,013)

Cash Flows from Financing Activities
Dividends	-	(32,724)
Principal payments on mortgage and capital lease obligations	(23,214)	(3,593)
Principal payments on short-term notes payable	(17,500)	-
Payments on advance from related party, net	(111,173)	48,000
Proceeds from issuance of common stock (Note 7)	637,000	-
Proceeds from long term notes payable - related parties	45,000	-

Net cash provided by financing activities	530,113	11,683

Net Increase (Decrease) in Cash and Cash Equivalents	26,359	(210,330)

Cash, Beginning of Period	184,255	223,481

Cash, End of Period	$ 210,614	$ 13,151

Supplemental and Non Cash Disclosures
Cash paid during the period for interest	$ 48,813	$ 3,676

See accompanying notes to the consolidated financial statements (unaudited)

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three Months Ended September 30, 2018 and 2017 (Unaudited)

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

On June 22, 2018, Galaxy consummated a reverse triangular merger whereby Galaxy merged with and into Full Circle Registry, Inc.’s (FLCR) newly formed subsidiary - formed specifically for the transaction (Galaxy MS). The merger resulted in Galaxy MS becoming a wholly-owned subsidiary of FLCR. For accounting purposes, the acquisition of Galaxy by FLCR is considered a reverse acquisition, an acquisition transaction where the acquired company, Galaxy, is considered the acquirer for accounting purposes, notwithstanding the form of the transaction. The primary reason the transaction is being treated as a purchase by Galaxy rather than a purchase by FLCR is that FLCR is a public reporting company, Galaxy’s stockholders gained majority control of the outstanding voting power of FLCR’s equity securities. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements of the Company prior to the merger are those of Galaxy. The financial statements after the completion of the merger include the combined assets and liabilities of the combined company (collectively Galaxy Next Generation, Inc., Full Circle Registry, Inc. and FullCircle Entertainment, Inc., or “the Company”).

In recognition of Galaxy’s merger with FLCR, several things occurred: (1) FLCR amended its articles of incorporation to change its name from FullCircle Registry, Inc. to Galaxy Next Generation, Inc.; (2) Galaxy and FLCR changed its fiscal year end to June 30, effective June 2018; (3) FLCR authorized shares of preferred stock were increased to 200,000,000 and authorized shares of common stock were increased to 4,200,000,000, (prior to the Reverse Stock Split) both with a par value of $0.0001; and (4) the Board of Directors and Executive Officers approved Gary LeCroy, President and Director; Magen McGahee, Secretary and Director; and Carl Austin, Director; and (5) the primary business operated by the combined company became the business that was operated by Galaxy.

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three Months Ended September 30, 2018 and 2017 (Unaudited)

Note 1 - Summary of Significant Accounting Policies (Continued):

Corporate History, Nature of Business and Mergers (Continued)

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

Due to the change in year-end, the Company’s fiscal year 2018 is shortened from 12 months to 3 months, and is ending on June 30, 2018. Further, the financial statements as of June 30, 2018 represent the financial information of the Company subsequent to the acquisition. The financial statements for the three month period ending September 30, 2017 represent the financial information of the Company prior to the acquisition. All intercompany transactions and accounts have been eliminated in the consolidation.

The Company’s financial reporting segments are Technology (reflecting the operations of Galaxy) and Entertainment (reflecting the operations of the movie theater). The Company is an over-the-counter public company traded under the stock symbol listing FLCR (subsequently changed to GAXY, see Note 14).

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three Months Ended September 30, 2018 and 2017 (Unaudited)

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

The Entertainment segment owns and operates Georgetown 14 Cinemas, a fourteen-theater movie complex located in Indianapolis, Indiana. Entertainment generates revenues from movie ticket sales and concessions. As part of the merger agreement, the parties have the right to spinout the Entertainment segment to the prior shareholders of FLCR. Management plans to implement the spinout in order to focus on its primary business plan, which is Galaxy.

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

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three Months Ended September 30, 2018 and 2017 (Unaudited)

Note 1 - Summary of Significant Accounting Policies (Continued):

Capital Structure

In accordance with ASC 505, “Equity,” the Company’s capital structure is as follows:

	September 30, 2018
	Authorized	Issued	Outstanding

Common stock	4,000,000,000	9,656,723	9,656,723	$.0001 par value, one vote per share

Preferred stock	200,000,000	-	-

Preferred stock - Class A	750,000	-	-	$.0001 par value; no voting rights

Preferred stock - Class B	1,000,000	-	-	Voting rights of 10 votes for 1 Preferred B share; 2% preferred dividend payable annually

Preferred stock - Class C	9,000,000	-	-	$.0001 par value; 500 votes per share, convertible to common

	June 30, 2018
	Authorized	Issued	Outstanding

Common stock	4,000,000,000	9,655,813	9,655,813	$.0001 par value, one vote per share

Preferred stock	200,000,000	-	-

Preferred stock - Class A	750,000	-	-	$.0001 par value; no voting rights

Preferred stock - Class B	1,000,000	-	-	Voting rights of 10 votes for 1 Preferred B share; 2% preferred dividend payable annually

Preferred stock - Class C	9,000,000	-	-	$.0001 par value; 500 votes per share, convertible to common

The June 30, 2108 and September 30, 2017 capital structure reflects the equity structure issued to effect the business combination, which provides comparable earnings per share information. There is no publicly traded market for the preferred shares.

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

Concurrent with the reverse triangular merger, the Company applied pushdown accounting. Pushdown accounting refers to the use of the acquirer’s basis in the preparation of the acquiree’s separate financial statements as the new basis of accounting for the acquiree. See Note 11 for a discussion of the merger and the related impact on the Company’s consolidated financial statements.

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three Months Ended September 30, 2018 and 2017 (Unaudited)

Note 1 - Summary of Significant Policies (Continued):

Revenue Recognition

Technology Interactive Panels and Related Products

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

Because of the nature and quality of the Company’s products, the Company provides for the estimated costs of warranties at the time revenue is recognized for a period of five years after purchase as a secondary warranty. The manufacturer also provides a warranty against certain manufacturing and other defects. As of the three-month period ended September 30, 2018 and the period ended June 30, 2018, the Company accrued $1,350 for estimated product warranty claims, which is included in accrued expenses in the accompanying balance sheets. The accrued warranty costs are based primarily on historical experience of actual warranty claims as well as current repair costs. There were no warranty claim expenses during the periods ended September 30, 2018 or 2017.

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three Months Ended September 30, 2018 and 2017 (Unaudited)

Note 1 - Summary of Significant Accounting Policies (Continued):

Revenue Recognition (Continued)

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

Entertainment Theater Ticket Sales and Concessions

Revenues are generated principally through admissions and concessions sales with proceeds received in cash or via credit card at the point of sale.

Advertising

Advertising costs are expensed as incurred. During the three-month periods ended September 30, 2018 and 2017, the Company incurred advertising expenses of $65,007 and $14,069, respectively.

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three Months Ended September 30, 2018 and 2017 (Unaudited)

Note 1 - Summary of Significant Accounting Policies (Continued):

Cash and Cash Equivalents

The Company considers cash and cash equivalents to be cash in all bank accounts, including money market and temporary investments that have an original maturity of three months or less.

From time to time, the Company has on deposit, in institutions whose accounts are insured by the Federal Deposit Insurance Corporation, funds in excess of the insured maximum. The at-risk amount is subject to significant fluctuation on a daily basis throughout the year. The Company has never experienced any losses related to these balances, and as such, the Company does not believe it is exposed to any significant risk.

Accounts Receivable

The Company reports accounts receivable at invoiced amounts less an allowance for doubtful accounts. Interest is not charged on past due accounts. Management reviews each receivable balance and estimates that portion, if any, of the balance that will not be collected. The carrying amount of the accounts receivable is then reduced by an allowance based on management’s estimate. Management deemed no allowance for doubtful accounts was necessary at September 30, 2018 or June 30, 2018.

Inventories

Inventory is stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out (FIFO) method of accounting. All inventory at September 30, 2018 and June 30, 2018, represents goods available for sale. Galaxy inventory is mostly comprised of interactive panels and accessories while FLCR inventory consists of concession inventory such as popcorn, soft drinks, and candy. Management estimates no obsolete or slow-moving inventory reserves at September 30, 2018 or June 30, 2018.

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

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three Months Ended September 30, 2018 and 2017 (Unaudited)

Note 1 - Summary of Significant Accounting Policies (Continued):

Property and Equipment (Continued)

Property and equipment at September 30, 2018 and June 30, 2018, and the estimated useful lives used in computing depreciation, are as follows:

Building	40 years
Building improvements	8 years
Vehicles	5 years
Equipment	5 – 8 years
Furniture and fixtures	5 years

Depreciation is provided using the straight-line method over the estimated useful lives of the depreciable assets. Depreciation expense was $89,211 and $0 for the three-month periods ended September 30, 2018 and 2017, respectively.

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

At each fiscal year-end, the Company performs an impairment analysis of goodwill. The Company may assess its goodwill for impairment initially using a qualitative approach to determine whether conditions exist to indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If management concludes, based on its assessment of relevant events, facts and circumstances that it is more likely than not that a reporting unit’s carrying value is greater than its fair value, then a goodwill impairment charge is recognized for the amount in excess, not to exceed the total amount of goodwill allocated to that reporting unit.

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three Months Ended September 30, 2018 and 2017 (Unaudited)

Note 1 - Summary of Significant Accounting Policies (Continued):

Goodwill (Continued)

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

Prior to the merger, Galaxy was organized as a Subchapter S Corporation under the Internal Revenue Code. There was no provision for federal and state income taxes for the three-month period ending September 30, 2017 since the proportionate share of the taxable income or loss was included in the tax returns of the stockholders. However, upon completion of the merger, Galaxy subsequently changed to a C Corporation.

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

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three Months Ended September 30, 2018 and 2017 (Unaudited)

Note 1 - Summary of Significant Accounting Policies (Continued):

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU 2016-02). The guidance in ASU 2016-02 requires entities to record the assets and liabilities created by leases greater than one year. This ASU is effective for interim periods and fiscal years beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

Note 2 - Property and Equipment:

Property and equipment are comprised of the following:

	September 30, 2018	June 30, 2018
Land and buildings	$ 4,937,069	$ 4,937,069
Building improvements	363,083	363,083
Vehicles	92,353	92,353
Equipment	1,470,709	1,470,709
Furniture and fixtures	12,598	12,598
	6,875,812	6,875,812
Accumulated depreciation	(2,710,572)	(2,621,361)

Property and equipment, net	$ 4,165,240	$ 4,254,451

Note 3 - Line of Credit:

The Company has a $750,000 line of credit agreement with a bank. The line of credit bears interest at prime plus 1% (6.25% as of September 30, 2018 and 5.5% as of June 30, 2018) and expires in December 2018. The line of credit is collateralized by all assets of the business, plus certain property owned by a family member of a stockholder and the personal guarantee of a stockholder, along with a key man life insurance policy. The outstanding balance was $547,603 at September 30, 2018 and June 30, 2018.

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three Months Ended September 30, 2018 and 2017 (Unaudited)

Notes 4 - Notes Payable:

Long Term Notes Payable

The Company's long term notes payable obligations to unrelated parties are as follows as of September 30, 2018 and June 30, 2018:

	September 30, 2018	June 30, 2018

The Company has a $375,000 note payable with a bank. The note bears interest at 2.10% and matures in December 2018. The note is guaranteed by a stockholder and collateralized by a certificate of deposit owned by a related party. In May 2018, 50,000 shares of stock were issued to the related party in exchange for a $100,000 reduction in the short-term note balance.

	$ 275,000	$ 275,000

Note payable to an individual executed March 2018 assumed in acquisition (Note 11) in which the note accrues interest on the original principal balance at a rate of 6.25% annually.  Interest is paid annually with principal due March 2021.

	75,000	75,000

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

	4,493,501	4,512,710

Note payable to a financial institution for acquisition of vehicle with monthly installment of $153 maturing June 2022.
	5,760	6,150

Capital leases with a related party for 3 delivery vehicles with monthly installments from $253 to $461, including 4% to 4.75% interest, maturing over 5-year terms expiring between April 2019 and July 2020.	14,053	17,668

Total Non-Related Party Notes Payable	4,863,314	4,886,528

Current Portion of Non-Related Party Notes Payable	349,271	362,181

Long-term Portion of Non-Related Party Notes Payable	$ 4,514,043	$ 4,524,347

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three Months Ended September 30, 2018 and 2017 (Unaudited)

Notes 4 - Notes Payable (Continued):

Long Term Notes Payable (Continued)

Future minimum principal payments on the non-related party long term notes payable are as follows:

Period ending September 30,
2019	$ 349,271
2020	4,434,893
2021	78,488
2022	662
$ 4,863,314

Short Term Notes Payable

The Company's short term notes payable obligations to unrelated parties assumed in the acquisition (Note 11) are as follows as of September 30, 2018 and June 30, 2018:

	September 30, 2018	June 30, 2018

Note payable to individual and bears interest at a rate of 8% interest annually and is due on demand.
	$ 20,000	$ 20,000

Note payable to individual and bears interest at a rate of 8% interest annually and is due on demand.
	10,000	10,000

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

	7,500	25,000

Total Short Term Non-Related Party Notes Payable	$ 147,500	$ 165,000

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three Months Ended September 30, 2018 and 2017 (Unaudited)

Note 5 - Related Party Transactions:

Notes Payable

The Company's notes payable obligations to related parties assumed in the acquisition (Note 11) are as follows as of September 30, 2018 and June 30, 2018:

	September 30, 2018	June 30, 2018

Various notes payable to a related party in which the note accrues interest on the original principal balance at a rate of 8% interest annually and is due on demand. Five of these notes were converted into common stock in accordance with a board resolution at a rate of $.01 per share. One note did not convert.

	$ 15,000	$ 15,000

Note payable to a related party bearing interest at a rate of 8% interest annually, maturing in August 2019.	45,000	-

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

	10,000	10,000

Various notes payable to a related party in which the note accrues interest on the original principal balance at a rate of 10% interest annually through December 31, 2016 at which time the interest rate was reduced to 6.25% interest annually. The notes are scheduled to mature at various dates through July 2021.

	211,534	211,534

Total Related Party Notes Payable	530,534	485,534

Current Portion of Related Party Notes Payable	530,534	485,534

Long-term Portion of Related Party Notes Payable	$ -	-

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three Months Ended September 30, 2018 and 2017 (Unaudited)

Note 5 - Related Party Transactions (Continued):

Other Advances and Commitments

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that it can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are unsecured, due on demand, and the amounts outstanding at September 30, 2018 and June 30, 2018 is $149,000 and $260,173, respectively.

Galaxy pays a related party $7,500 as a collateral fee for securing the Company’s short-term note payable with a certificate of deposit (see Note 4).

Leases

The Company’s entertainment segment leases property used in operations from a related party under terms of an operating lease. The term of the lease expires on December 31, 2018, and the monthly lease payment is $1,500 plus maintenance and property taxes, as defined in the lease agreement. The property also serves as collateral on the line of credit (as disclosed in Note 3). Rent expense for this lease, as well as other month-to-month leases, totaled $2,988 and $6,669 for the three-month periods ended September 30, 2018 and 2017, respectively.

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

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three Months Ended September 30, 2018 and 2017 (Unaudited)

Note 6 - Lease Agreements:

Capital Lease Agreements

Capital lease agreements between the Company and related parties for vehicles (disclosed in Note 4) require monthly payments totaling $1,066 (ranging from $253 to $461), including interest (ranging from 4.0% to 4.75%), over 5-year terms expiring between April 2019 and July 2020.

Operating Lease Agreements

The Company leases office, retail shop and warehouse facilities under operating leases from a related party (disclosed in Note 5) which require monthly payments of $1,500 and expire in December 2018. Rent expense for this lease, as well as other month-to-month leases, totaled $2,988 and $6,669 for the three-month periods ended September 30, 2018 and 2017, respectively.

Leases – Lessors

The Company’s Entertainment segment leases space to a Save-A-Lot grocery store at the Indianapolis theater location. Save-A-Lot corporate assumed the lease in March 2014 for seven years with three five-year options. Monthly rent charged to the tenant is $13,375 per month. Total rental income relating to this lease for the three-month periods ended September 30, 2018 and 2017 amounted to $40,426 and $0, respectively. The rental income is included in other income in the accompanying consolidated statements of operations.

The following is a schedule of future minimum rentals under the lease:

Period ending September 30,

2019	$ 160,470
2020	172,449
2021	172,449
$ 505,368

The initial lease term ends September 30, 2021. Save-A-Lot reserves the right to exercise three five-year options, which would extend the maturity date to September 30, 2036.

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three Months Ended September 30, 2018 and 2017 (Unaudited)

Note 7 - Equity:

Certain equity transactions related to the reverse triangular merger occurred in September 2018, but have been reflected as of June 30, 2018, in the consolidated financial statements due to FLCR effectively transferring control to Galaxy as of June 22, 2018 (see Note 11). The following equity transactions occurred simultaneously, and are treated in these consolidated financial statements as being effective on that date:

•

Galaxy shareholders transferred all the outstanding shares of common stock to the Merger Sub;

•

Preferred Class C shares were converted into common stock in an amount equivalent to 89% ownership in the outstanding shares of the merged company;

•

Common shares were issued to common stockholders in an amount equivalent to 7% ownership in the outstanding shares of the merged company;

•

Common shares were issued to convertible debt holders in an amount equivalent to 4% ownership in the outstanding shares of the merged company (See Note 5).

•

A reverse stock split was approved at a ratio of one new share for every 350 shares of common stock outstanding (1:350 Reverse Stock Split).

Private Placement

In March 2018, the Company offered 1,500,000 common shares to qualified investors at $2 per share in a private placement memorandum (“PPM”). The private placement offering period expires when 1,500,000 shares of common stock have been sold, or in September 2018 at the discretion of management. Proceeds were raised to purchase inventory, pay merger costs and provide working capital. As a result of the PPM, the Company issued 318,500 and 1,056,350 shares to new investors resulting in proceeds of $637,000 and $1,367,500 during the three month period ended September 30, 2018 and for the period ended June 30, 2018, respectively. The 318,500 and 1,056,350 shares issued in the PPM are prior to the Reverse Stock Split, therefore shown on the equity statement as 910 and 3,019 post-Reverse Stock Split shares issued during the period ended September 30, 2018 and June 30, 2018.

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

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three Months Ended September 30, 2018 and 2017 (Unaudited)

Note 7 - Equity:

In May 2018, 50,000 shares of stock (143 shares post-Reverse Stock Split) were issued to the related party in exchange for a $100,000 reduction in the short-term note balance (see Note 4).

See the capital structure section in Note 1 for disclosure of the equity components included in the Company’s consolidated financial statements.

Note 8 - Income Taxes:

The U.S. Tax Cuts and Jobs Act (TCJA) legislation, enacted on December 22, 2017, reduces the U.S. federal corporate income tax rate from 35.0% to 21.0% and is effective January 1, 2018 for the Company. The Company has not generated any taxable income and has not recorded any current income tax expense at September 30, 2018. Consequently, the tax rate change has had no impact on the Company’s current tax expense but impacts the deferred tax assets and liabilities and will impact future deferred tax assets and liabilities to be recognized.

The Company’s deferred tax assets are primarily comprised of net operating losses (“NOL”) that give rise to deferred tax assets. The operating loss carry-forwards of approximately $1,500,000 were available prior to the merger, and were set to expire in the year 2020.  However, net operating loss carry forwards are limited when there is a change in control. Total net operating losses available at September 30, 2018 amounted to approximately $3,500,000 ($1,500,000 of pre-merger NOL’s and approximately $2,000,000 due to losses from the date of the merger to September 30, 2018). Additionally, due to the uncertainty of the utilization of net operating loss carry forwards a valuation allowance equal to the net deferred tax assets has been recorded.

The Company’s effective tax rate differed from the federal statutory income tax rate for the period ended September 30, 2018 is as follows:

September 30, 2018

Federal statutory rate	21%
State tax, net of federal tax effect	5.25%
Valuation allowance	-26.25%
Effective tax rate	0%

As of September 30, 2018, the Company does not believe that it has taken any tax positions that would require the recording of any additional tax liability nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next twelve months. As of September 30, 2018, the Company’s income tax returns generally remain open for examination for three years from the date filed with each taxing jurisdiction.

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three Months Ended September 30, 2018 and 2017 (Unaudited)

Note 9 - Commitments, Contingencies, and Concentrations:

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

Concentrations

Galaxy contracts the manufacturer of its products with overseas suppliers. The Company’s sales could be adversely impacted by a supplier’s inability to provide Galaxy with an adequate supply of inventory.

Galaxy has three customers that accounted for approximately 85% of accounts receivable at September 30, 2018 and 87% of accounts receivable at June 30, 2018.  Galaxy has three customers that accounted for approximately 89% and 76% of revenues for the three-month periods ended September 30, 2018 and September 30, 2017, respectively. The Company routinely assesses the financial strength of its customers and, consequently, believes that its accounts receivable credit risk exposure is limited.

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three Months Ended September 30, 2018 and 2017 (Unaudited)

Note 10 - Material Agreements:

Manufacturing and Distributorship Agreement

In December 2016, Galaxy executed an agreement with a company in South Korea. Pursuant to such distribution agreement, the manufacturer agreed to manufacture, and the Company agreed to be the sole distributor of the interactive panels in the United States for a term of one year, with automatic annual renewals. The Company must submit a three-month rolling sales forecast (which acts as a purchase order) to the manufacturer, updated monthly. The manufacturer has three days to accept the purchase order and once accepted, the Company must pay the manufacturer 105% of the cost shown on the purchase order, 10% at the time the order is accepted and the remaining 95% within 120 days if the Company has sold the panels and been paid by the end customer. The manufacturer also provides a warranty for any defects in material and workmanship for a period of 26 months from the date of shipment to the Company.

There was a $4 million minimum purchase commitment for the 12-month period ended December 31, 2017. This minimum purchase commitment was not met; however, the manufacturer and the Company extended the agreement for an additional year under the same terms. Because the Company did not meet the minimum purchase commitment, the manufacturer can require the Company to work with their sales representative to establish a performance improvement plan, and the manufacturer has the right to terminate the agreement.

Consulting Agreement

Galaxy entered into a consulting agreement in May 2017 with two consultants for advisory services through July 2019. In exchange for consulting services provided, these consultants are entitled to receive consulting fees of $15,000 per month and a 5.5% combined equity interest in Galaxy. The 5.5% equity interest was converted to common stock upon the commencement of the Common Controlled Merger Agreement of R&G and Galaxy CO (as described in Note 1). The Company paid the consultants $111,000 and $0 in fees and expenses for consulting services provided during the three-month periods ended September 30, 2018 and 2017, respectively.

Consulting Agreement – Magellan FIN, LLC

The Company entered into a consulting agreement in May 2018 for advisory services such as maintaining ongoing stock market support such as drafting and delivering press releases and handling investor requests. The program will be predicated on accurate, deliberate and direct disclosure and information flow from the Company and dissemination to the appropriate investor audiences. In exchange for these consulting services provided, the advisor will receive $15,000 paid at contract inception, an additional $4,000 monthly through the term of the agreement, which is April 2019, and 10,000 shares of common stock. The Company paid the consultant $23,000 and $0 in consulting fees during the three-month periods ended September 30, 2018 and 2017, respectively.

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three Months Ended September 30, 2018 and 2017 (Unaudited)

Note 10 - Material Agreements (Continued):

Consulting Agreement -RedChip Companies, Inc.

The Company entered into a consulting agreement in April 2018 for a period of six months for investor relations services such as blogs and newsletters, introductions to investment banks and online CEO quarterly conferences. In exchange for these consulting services provided, the advisor will receive $25,000 per month for four months and 25,000 shares of common stock. The Company paid the consultants $35,000 and $0 in fees for the three-month periods ended September 30, 2018 and 2017, respectively.

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

KLIK Distribution Agreement

In September 2018, the Company signed a 1-year distributor agreement with KLIK Communications to be the sole distributor of KLIK products to US educational market. The agreement will automatically renew annually, unless three months’ notice is given by either party. The agreement will end upon successful acquisition of KLIK by Galaxy, per the Letter of Intent signed in July 2018. Payment terms are 45 days after invoice. Delivery terms are FOB Deliver location. The KLIK product will replace the VIVI product (specialized interactive router) previously sold with the Galaxy panels. KLIK will provide a 2-year manufacturer’s warranty from the date of shipment, and free software updates. The agreement provides KLIK with the option of storing the manufacturer’s inventory at the Galaxy warehouse.

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three Months Ended September 30, 2018 and 2017 (Unaudited)

Note 10 - Material Agreements (Continued):

Distribution Agreement

Effective September 15, 2018, the Company signed a 2-year distribution agreement for Galaxy’s SLIM series of interactive panels, a new Galaxy product. Galaxy outsourced the manufacturing to a vendor as manufacturing costs are less, and customers prefer an Android operating system. The agreement includes a commitment by Galaxy to purchase $2 million of product during the first year beginning September 2018. The manufacturer will provide Galaxy with the product, including a three-year manufacturer’s warranty from the date of shipment. The agreement renews automatically in two-year increments unless three months’ notice is given by either party.

Note 11 - Reverse Acquisition:

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

Concurrent with the reverse triangular merger, the Company applied pushdown accounting; therefore, the consolidated financial statements after completion of the reverse merger include the assets, liabilities, and results of operations of the combined company from and after the closing date of the reverse merger, with only certain aspects of pre-consummation stockholders’ equity remaining in the consolidated financial statements.

There was no cash consideration paid by Galaxy to FLCR on the date of the reverse triangular merger. Instead, shares of stock were issued and exchanged, and the Company acquired $1,511,844 of net assets of FLCR. At the closing of the merger, all of FLCR’s convertible promissory notes were converted into FLCR’s common shares. The merger agreement contains potential future tax advantages of the net operating loss carryforward available to offset future taxable income of the combined company, up to a maximum of $150,000, over a 5-year period beginning June 22, 2018. There is a valuation allowance reducing this tax benefit to zero.

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three Months Ended September 30, 2018 and 2017 (Unaudited)

Note 11 - Reverse Acquisition (Continued):

The following table summarizes the preliminary allocation of the fair value of the assets and liabilities as of the merger date through pushdown accounting. The preliminary allocation to certain assets and/or liabilities may be adjusted by material amounts as the Company continues to finalize the fair value estimates:

Assets
Cash	$ 22,205
Property and equipment	4,209,995
Other	20,716
Other assets	1,511,844
Goodwill	892,312

Total Assets	6,657,072

Liabilities
Accounts payable	208,763
Long-term debt	4,593,851
Short-term debt	799,534
Accrued interest	78,948
Other	83,664

Total Liabilities	5,764,760

Net Assets	$ 892,312

Consideration	$ 58,092
Fair value of noncontrolling interests	834,220

$ 892,312

As a result of the Company pushing down the effects of the acquisition, certain accounting adjustments are reflected in the consolidated financial statements, such as goodwill recognized amounting to $892,312 and reflected in the balance sheet. Goodwill recognized is primarily attributable to the acquisition of the fair value of the public company structure and other intangible assets that do not qualify for separate recognition.

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three Months Ended September 30, 2018 and 2017 (Unaudited)

Note 11 - Reverse Acquisition (Continued):

Other assets noted in the table above consist of the difference between the acquired assets and liabilities of Full Circle Entertainment to be distributed to pre-acquisition FLCR shareholders. The Company expects to exercise its option to spin out the Entertainment subsidiary within one year to focus on its primary business plan as discussed herein, and distribute all respective Entertainment assets and liabilities to these shareholders. As a result, the Company does not anticipate receiving any economic benefit from the related assets in the table above, nor incurring any obligations from the corresponding liabilities.

Note 12 - Segment Reporting

The Company has identified two reportable segments due to the merger that occurred on June 22, 2018: Technology and Entertainment.

The Technology segment sells interactive learning technology hardware and software that allows the presenter and participant to engage in a fully collaborative instructional environment. Galaxy’s products include Galaxy’s own private-label interactive touch screen panel as well as numerous other national and international branded peripheral and communication devices.

The Entertainment segment owns and operates Georgetown 14 Cinemas, a fourteen-theater movie complex located in Indianapolis, Indiana. Entertainment generates revenues from movie ticket sales and concessions. As part of the merger agreement, the parties have the right to spinout the Entertainment segment to the prior shareholders of FLCR. Management plans to implement the spinout in order to focus on its primary business plan, which is Galaxy.

The following table presents a summary of identifiable assets as of September 30, 2018:

	Technology	Entertainment
Assets
Cash	$ 190,262	$ 20,352
Property and equipment, net	40,442	4,124,798
Receivables	33,097	17,663
Inventory	362,203	6,008
Prepaid and other current assets	1,184	1,778
Other assets	1,511,844	10,870
Goodwill	892,312	-

Total Assets	3,031,344	4,181,469

Liabilities
Accounts payable	350,115	161,540
Debt	836,657	5,401,294
Accrued expenses	24,998	130,392

Total liabilities	1,211,770	5,693,226

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three Months Ended September 30, 2018 and 2017 (Unaudited)

Note 12 - Segment Reporting (continued)

The following table presents a summary of operating information for the year ended September 30, 2018:

Revenues
Technology	$ 502,664	$ -
Entertainment	-	216,755

Cost of Sales
Technology	407,351	-
Entertainment	-	71,558

Gross Profit	95,313	145,197

General and Administrative Expenses
Technology	650,067	-
Entertainment	-	213,527

Other Income (Expense)
Technology	(9,764)	-
Entertainment	-	1,395

Net Loss	(564,518)	(66,935)

Note 13 - Going Concern:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had negative working capital of approximately $1,800,000, an accumulated deficit of approximately $3,400,000, and cash used in operations of approximately $500,000 at September 30, 2018.

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

GAXY Trading Symbol

On October 17, 2018, Galaxy (formerly known as FullCircle Registry, Inc.) began trading on the OTCQB Market under the trading symbol GAXY.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto and the other financial data appearing elsewhere in this Form 10-Q. Management’s discussion and analysis contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are not historical are forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

General:

Where this Form 10-Q includes “forward-looking” statements within the meaning of Section 27A of the Securities Act, we desire to take advantage of the “safe harbor” provisions thereof. Therefore, Galaxy, is including this statement for the express purpose of availing itself of the protections of the safe harbor provisions with respect to all such forward-looking statements. The forward-looking statements in this Form 10-Q reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. In this Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “future” and similar expressions identify forward-looking statements. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to us or persons acting on our   behalf are expressly qualified in their entirety by this section. We have based these forward-looking statements on our current expectations and projections about future events, including, among other things:

-Attracting new financing to fund our operations and new business development;

-Focusing on increasing traditional sales and gross profit;

-Closely managing operational costs; and

-Improving the functionality and usefulness of our products and services.

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

Because of the nature and quality of the Company’s products, the Company provides for the estimated costs of warranties at the time revenue is recognized for a period of five years after purchase as a secondary warranty. The manufacturer also provides a warranty against certain manufacturing and other defects. As of September 30, 2018 and June 30, 2018, the Company accrued $1,350 for estimated product warranty claims, which is included in accrued expenses in the accompanying balance sheets. The accrued warranty costs are based primarily on historical experience of actual warranty claims as well as current repair costs. There were no warranty claim expenses during the three month period ended September 30, 2018.

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

Concurrent with the reverse triangular merger that occurred on June 22, 2018, the Company applied pushdown accounting. Pushdown accounting refers to the use of the acquirer’s basis in the preparation of the acquiree’s separate consolidated financial statements as the new basis of accounting for the acquiree.

Goodwill

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This ASU is effective for interim periods and fiscal years beginning after December 15, 2019, and early adoption is permitted. The Company adopted this guidance during the period ended June 30, 2018, when $892,312 of goodwill was recorded. As of September 30, 2018, goodwill was $892,312.

Product Warranty

We generally warrant our product against certain manufacturing and other defects. These product warranties are provided for specific periods of time, depending on the nature of the product, the geographic location of its sales and other factors. At September 30, 2018 and June 30, 2018, we accrued approximately $1,350 for estimated product warranty claims, respectively. The accrued warranty costs are based primarily on historical experience of actual warranty claims as well as current information on repair costs. There were no warranty claims for the three month periods ending September 30, 2018 and 2017.

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

Revenue

Technology:

Revenues recognized were $502,664 and $246,712 for the three month periods ended September 30, 2018 and 2017, respectively. Additionally, deferred revenue amounted to $0 and $219,820 as of September 30, 2018 and June 30, 2018. Revenues increased from the three month period ended September 30, 2018, due to a transitioning from a distributor of interactive panels to a manufacturer of interactive panels.

Entertainment:

Revenues were $216,755 and $0 for the three month periods ended September 30, 2018 and 2017, respectively. Revenues fluctuate based on attendance by customers. Attendance at the theater fluctuates based on viewing options.

Cost of Revenue and Gross Profit Summary

Technology:

Our cost of revenue was $407,351 and $191,853 for the three month periods ended September 30, 2018 and 2017, respectively, consisting primarily of manufacturing, freight, and installation costs. There are no significant overhead costs which impact cost of revenue.

Our gross margin percentage was 18% and 20% for the three month periods ended September 30, 2018 and 2017, respectively, excluding office supplies.

Entertainment:

Our cost of revenue was $71,558 and $0 for the three month periods ended September 30, 2018 and 2017, respectively.  Cost of revenues represent film rental costs and concession food costs primarily.

Our gross margin percentage was 67% and $0 for the three month periods ended September 30, 2018 and 2017, respectively.

Operating Expenses Summary

Technology

General and Administrative

General and administrative expenses were $650,067 and $235,020 for the three month periods ended September 30, 2018 and 2017, respectively, consisting primarily of salaries and stock compensation expense, office rent, insurance premiums, and professional fees.

In addition, general and administrative expense include sales and marketing expenses of $65,007 and $14,069 for the three month periods ended September 30, 2018, and 2017, and consists primarily of advertising expenses and technology trade shows. The Company is making efforts to get new technology to the market and advertising is becoming necessary.

Interest Expense

Interest expenses amounted to $9,782 and $801 for the three month periods ended September 30, 2018 and 2017, respectively.

Net Loss for the Period

As a result of the foregoing, net loss incurred for the three month periods ended September 30, 2018 and 2017 was $(564,518) and $(180,710), respectively.

Entertainment

General and Administrative

General and administrative expenses during the three month periods ended September 30, 2018 and 2017 was $213,527 and $0, respectively, and consists primarily of salaries expense, utilities, depreciation and professional fees.

Interest Expense

Interest expense was $39,031 and $0 for the three month periods ending September 30, 2018 and 2017, respectively and primarily related to interest on debt, including the mortgage on the building.

Net Loss for the Period

As a result of the foregoing, net loss for the three month periods ending September 30, 2018 and 2017 was $(66,935) and $0, respectively.

Liquidity and Capital Resources

Consolidated

The Company’s cash totaled $210,614 at September 30, 2018, as compared with $184,255 at June 30, 2018, an increase of $26,359. Net cash of $503,754 was used by operations for the three month period ended September 30, 2018. Net cash of $530,113 was provided from financing activities for the three month period ended September 30, 2018, primarily derived from the issuance of common stock.

Total current liabilities totaled $2,390,953 and $2,958,369 as of September 30, 2018 and June 30, 2018, respectively, which primarily consists of a line of credit, short term notes payable, shareholder payables, short term related party payables, accounts payable (September and June), deferred revenue (June).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018.

Our management, with the participation of our president (our principal executive officer, principal accounting officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our president (our principal executive officer, principal accounting officer and principal financial officer) has concluded that, as of the end of such period, our disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our president (our principal executive officer and our principal accounting officer and principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. The reason or these deficiencies are as follows:

1)	We have an inadequate number of personnel.
2)	We do not have sufficient segregation of duties within our accounting functions.
3)	We have insufficient written policies and procedures over our disclosures.

Table of Contents

Evaluation of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our president (our principal executive officer and our principal accounting officer and principal financial officer), to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our Company are being made only in accordance with authorizations of management and directors of our Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our president, our principal executive officer and our principal accounting officer and principal financial officer, an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2018 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of September 30, 2018, our Company’s internal control over financial reporting was not effective based on present Company activity. Our Company is in the process of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over Company activities as well as more stringent accounting policies to track and update our financial reporting.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended September 30, 2018 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

 PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no pending legal proceedings.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three month period ending September 30, 2018 the Company issued 910 shares of its common stock on, a post reverse split basis, to 5 persons for $637,000. The shares were issued in an offering that qualified as a private placement under the securities laws. The individual purchasers were provided with proper disclosure in connection with the transaction.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirement of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

GALAXY NEXT GENERATION, INC.

Date: November 18, 2018

/s/ Gary LeCroy

Gary LeCroy

Chief Executive Officer and Director

Date: November 18, 2018

/s/Magen McGahee

Magen McGahee

Chief Financial Officer and Director

Date: November 18, 2018