Form 10-Q/A
period 2018-09-30
GALAXY NEXT GENERATION, INC.
filed 2018-11-21
CIK 1127993

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1 to Form 10-Q)

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

EXPLANATORY NOTE: The Company has included the XBRL Interactive Data Table 101 Exhibits with this amended filing.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Amended Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Amended Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Amended Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Amended Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirement of the Securities Act of 1934, this Amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

GALAXY NEXT GENERATION, INC.

Date: November 21, 2018

/s/ Gary LeCroy

Gary LeCroy

Chief Executive Officer and Director

Date: November 21, 2018

/s/Magen McGahee

Magen McGahee

Chief Financial Officer and Director

Date: November 21, 2018