Form 10-Q
period 2018-12-31
GALAXY NEXT GENERATION, INC.
filed 2019-02-14
CIK 1127993

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filed [ ] Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [      ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common shares as of January 1, 2019 was 9,888,068.

PART I – FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

The following unaudited consolidated financial statements are included herein:

GALAXY NEXT GENERATION, INC.
Consolidated Balance Sheets

Assets	December 31, 2018 (Unaudited)	June 30, 2018 (Audited)

Current Assets
Cash	$ 186,667	$ 184,255
Accounts receivable	47,181	341,726
Inventories	373,613	586,764
Prepaid and other current assets	2,962	2,764

Total Current Assets	610,423	1,115,509

Property and Equipment, net (Note 2)	4,076,029	4,254,451

Other Assets
Goodwill (Note 11)	834,220	892,312
Other assets (Note 11)	1,522,714	1,522,714

Total Other Assets	2,356,934	2,415,026

Total Assets	$ 7,043,386	$ 7,784,986

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Line of credit (Note 3)	$ 1,011,275	$ 547,603
Convertible note payable, net of discount (Note 4)	364,444	-
Current portion of long term notes payable	282,728	362,181
Accounts payable	521,367	771,080
Accrued expenses	170,921	146,978
Advances from stockholders (Note 5)	149,000	260,173
Deferred revenue	-	219,820
Short term notes payable (Note 4)	145,000	165,000
Short-term notes payable – related party (Note 5)	530,534	485,534

Total Current Liabilities	3,175,269	2,958,369

Noncurrent Liabilities
Notes payable, less current portion (Note 4)	4,577,238	4,524,347

Total Liabilities	7,752,507	7,482,716

Stockholders’ Equity (Deficit) (Notes 1, 7, and 11)
Common stock	973	965
Additional paid-in capital	3,983,724	3,108,873
Accumulated deficit	(4,693,818)	(2,807,568)

Total Stockholders’ Equity (Deficit)	(709,121)	302,270
Total Liabilities and Stockholders’ Equity (Deficit)	$ 7,043,386	$ 7,784,986

See accompanying notes to the consolidated financial statements (unaudited).

Consolidated Statements of Operations
(Unaudited)

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2018	2017	2018	2017

Revenues
Technology interactive panels and related products	$ 348,358	$ 1,597,296	$ 844,828	$ 1,844,008
Entertainment theater ticket sales and concessions	294,289	-	511,044	-
Technology office supplies	6,564	-	12,758	-

Total Revenues	649,211	1,597,296	1,368,630	1,844,008

Cost of Sales
Technology interactive panels and related products	309,889	1,339,505	717,240	1,531,358
Entertainment theater ticket sales and concessions	91,765	-	163,323	-

Total Cost of Sales	401,654	1,339,505	880,563	1,531,358

Gross Profit	247,557	257,791	488,067	312,650

General and Administrative Expenses
General and administrative	1,502,176	760,852	2,365,770	995,872

Loss from Operations	(1,254,619)	(503,061)	(1,877,703)	(683,222)

Other Income (Expense)
Other income	13,374	627	53,818	879
Interest expense	(13,552)	(14,230)	(62,365)	(15,031)

Total Other Income (Expense)	(178)	(13,603)	(8,547)	(14,152)

Net loss before income taxes	(1,254,797)	(516,664)	(1,886,250)	(697,374)

Income taxes (Note 8)	-	-	-	-

Net Loss	$(1,254,797)	$ (516,664)	$ (1,886,250)	$ (697,374)

Net basic and fully diluted loss per share	$ (0.130)	$ (0.064)	$ (0.235)	$ (0.086)

Weighted average common share outstanding
Basic	9,362,167	8,068,534	8,042,106	8,068,534

See accompanying notes to the consolidated financial statements (unaudited).

GALAXY NEXT GENERATION, INC.
Consolidated Statement of Stockholders' Equity (Deficit)
Six Month Period Ended December 31, 2018
(Unaudited)

					Total
	Common Stock		Additional	Accumulated	Stockholder’s
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)

Balance, June 30, 2018	9,655,813	$965	$3,108,873	$(2,807,568)	$302,270

Common stock issued as part of the private placement in September 2018	910	-	637,000	-	637,000

Common stock issued for services in December 2018	75,511	8	237,851	-	237,859

Consolidated net loss	-	-	-	(1,886,250)	(1,886,250)

Balance, December 31, 2018	9,732,234	$973	$3,983,724	$(4,693,818)	$(709,121)

See accompanying notes to the consolidated financial statements (unaudited).

GALAXY NEXT GENERATION, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Six Months Ended December 31,
2018	2017

Cash Flows from Operating Activities
Net loss	$ (1,886,250)	$ (697,374)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	178,422	-
Amortization of convertible note discount	4,444	-
Issuance of stock for services	237,859	-
Changes in assets and liabilities:
Accounts receivable	294,545	(100,973)
Inventories	213,151	500,366
Deferred revenue	(219,820)	-
Prepaid expenses and other assets	(198)	-
Accounts payable	(191,621)	(318,257)
Accrued expenses	23,943	(4,422)

Net used in operating activities	(1,345,525)	(620,660)

Cash Flows from Financing Activities
Dividends	-	(1,587)
Principal payments on mortgage and capital lease obligations	(26,562)	-
Principal payments on short-term notes payable	(20,000)	-
Payments on advance from stockholder, net	(111,173)	(77,300)
Proceeds from convertible note payable	360,000	-
Proceeds from line of credit	463,672	-
Proceeds from issuance of common stock	637,000	-
Proceeds from notes payable	-	500,000
Proceeds from notes payable - related parties	45,000	-

Net provided in financing activities	1,347,937	421,113

Net Increase (Decrease) in Cash and Cash Equivalents	2,412	(199,547)

Cash, Beginning of Period	184,255	223,481

Cash, End of Period	$ 186,667	$ 23,934
Supplemental and Non-Cash Disclosures
Non-cash debt discount on convertible note payable	$ 40,000	$ -

Cash paid during the period for interest	$ 62,365	$ 15,031

See accompanying notes to the consolidated financial statements (unaudited).

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three and Six Month Period Ended December 31, 2018 and 2017 (Unaudited)

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

Three and Six Month Period Ended December 31, 2018 and 2017 (Unaudited)

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

Due to the change in year-end, the Company’s fiscal year 2018 is shortened from 12 months to 3 months and is ending on June 30, 2018. Further, the financial statements as of June 30, 2018 represent the financial information of the Company subsequent to the acquisition. The financial statements for the three-month and six-month periods ending December 30, 2017 represent the financial information of the Company prior to the acquisition. All intercompany transactions and accounts have been eliminated in the consolidation.

The Company’s financial reporting segments are Technology (reflecting the operations of Galaxy) and Entertainment (reflecting the operations of the movie theater). The Company is an over-the-counter public company traded under the stock symbol listing GAXY (formerly FLCR).

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

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three and Six Month Period Ended December 31, 2018 and 2017 (Unaudited)

Note 1 - Summary of Significant Accounting Policies (Continued):

Segment Reporting (Continued)

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

Significant estimates used in preparing the consolidated financial statements include those assumed in computing the allowance for doubtful accounts, inventory reserves, product warranty liabilities, valuation of goodwill and other long term assets and the valuation of deferred tax assets. It is reasonably possible that the significant estimates used will change within the next year.

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three and Six Month Period Ended December 31, 2018 and 2017 (Unaudited)

Note 1 - Summary of Significant Accounting Policies (Continued):

Capital Structure

In accordance with ASC 505, “Equity,” the Company’s capital structure is as follows:

December 31, 2018
	Authorized	Issued	Outstanding
Common Stock	4,000,000,000	9,732,234	9,732,234	$.0001 par value, one vote per share
Preferred stock	200,000,000	-	-
Preferred stock – Class A	750,000	-	-	$.0001 par value; no voting rights
Preferred stock – Class B	1,000,000	-	-	Voting rights of 10 votes for 1 Preferred B share; 2% preferred dividend payable annually
Preferred stock – Class C	9,000,000	-	-	$.0001 par value; 500 votes per share, convertible to common

				June 30, 2018
	Authorized	Issued	Outstanding
Common Stock	4,000,000,000	9,655,813	9,655,813	$.0001 par value, one vote per share
Preferred stock	200,000,000	-	-
Preferred stock – Class A	750,000	-	-	$.0001 par value; no voting rights
Preferred stock – Class B	1,000,000	-	-	Voting rights of 10 votes for 1 Preferred B share; 2% preferred dividend payable annually
Preferred stock – Class C	9,000,000	-	-	$.0001 par value; 500 votes per share, convertible to common

The June 30, 2018 capital structure reflects the equity structure issued to affect the business combination, which provides comparable earnings per share information. There is no publicly traded market for the preferred shares.

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

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three and Six Month Period Ended December 31, 2018 and 2017 (Unaudited)

Note 1 - Summary of Significant Accounting Policies (Continued):

Business Combinations (Continued)

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

Because of the nature and quality of the Company’s products, the Company provides for the estimated costs of warranties at the time revenue is recognized for a period of five years after purchase as a secondary warranty. The manufacturer also provides a warranty against certain manufacturing and other defects. As of the six-month period ended December 31, 2018 and the period ended June 30, 2018, the Company accrued $1,350 for estimated product warranty claims, which is included in accrued expenses in the accompanying balance sheets. The accrued warranty costs are based primarily on historical experience of actual warranty claims as well as current repair costs. There were no warranty claim expenses during the period ended December 31, 2018 or 2017.

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three and Six Month Period Ended December 31, 2018 and 2017 (Unaudited)

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

The fair value of installation services is separately calculated using expected costs of installation services. Many times, the value of installation services is calculated using price quotations from subcontractors to the Company who perform installation services on a stand-alone basis.

The Company sells equipment with embedded software to its customers. The embedded software is not sold separately, and it is not a significant focus of the Company’s marketing effort. The Company does not provide post-contract customer support specific to the software or incur significant costs that are within the scope of Financial Accounting Standards Board (“FASB”) guidance on accounting for software to be leased or sold. Additionally, the functionality that the software provides is marketed as part of the overall product. The software embedded in the equipment is incidental to the equipment as a whole.

Entertainment Theater Ticket Sales and Concessions

Revenues are generated principally through admissions and concessions sales with proceeds received in cash or via credit card at the point of sale.

Advertising

Advertising costs are expensed as incurred. During the three-month periods ended December 31, 2018 and 2017, the Company incurred advertising expenses of $4,441 and $1,250, respectively. During the six-month periods ended December 31, 2018 and 2017, the Company incurred advertising expenses of $8,209 and $5,144, respectively.

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three and Six Month Period Ended December 31, 2018 and 2017 (Unaudited)

Note 1 - Summary of Significant Accounting Policies (Continued):

Cash and Cash Equivalents

The Company considers cash and cash equivalents to be cash in all bank accounts, including money market and temporary investments that have an original maturity of three months or less.

From time to time, the Company has on deposit, in institutions whose accounts are insured by the Federal Deposit Insurance Corporation, funds in excess of the insured maximum. The at-risk amount is subject to significant fluctuation daily throughout the year. The Company has never experienced any losses related to these balances, and as such, the Company does not believe it is exposed to any significant risk.

Accounts Receivable

The Company reports accounts receivable at invoiced amounts less an allowance for doubtful accounts. Interest is not charged on past due accounts. Management reviews each receivable balance and estimates that portion, if any, of the balance that will not be collected. The carrying amount of the accounts receivable is then reduced by an allowance based on management’s estimate. Management deemed no allowance for doubtful accounts was necessary at December 31, 2018 or June 30, 2018.

Inventories

Inventory is stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out (FIFO) method of accounting. All inventory at December 31, 2018 and June 30, 2018, represents goods available for sale. Galaxy inventory is mostly comprised of interactive panels and accessories while FLCR inventory consists of concession inventory such as popcorn, soft drinks, and candy. Management estimates no obsolete or slow-moving inventory reserves at December 31, 2018 or June 30, 2018.

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

Three and Six Month Period Ended December 31, 2018 and 2017 (Unaudited)

Note 1 - Summary of Significant Accounting Policies (Continued):

Property and Equipment (Continued)

Property and equipment at December 31, 2018 and June 30, 2018, and the estimated useful lives used in computing depreciation, are as follows:

Building

40 years

Building improvements

8 years

Vehicles

5 years

Equipment

5 – 8 years

Furniture and fixtures

5 years

Depreciation is provided using the straight line method over the estimated useful lives of the depreciable assets. Depreciation expense was $89,211 and $0 for the three month periods ended December 31, 2018 and 2017, respectively. Depreciation expense was $178,422 and $0 for the six month periods ended December 31, 2018 and 2017, respectively.

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

If the fair value of a reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and no further testing is required. An impairment charge is recorded as general and administrative expense within the Company’s statement of operations.

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three and Six Month Period Ended December 31, 2018 and 2017 (Unaudited)

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

Prior to the merger, Galaxy was organized as a Subchapter S Corporation under the Internal Revenue Code. There was no provision for federal and state income taxes for the three-month or six-month periods ending December 31, 2017 since the proportionate share of the taxable income or loss was included in the tax returns of the stockholders. However, upon completion of the merger, Galaxy consequently changed to a C Corporation.

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

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three and Six Month Period Ended December 31, 2018 and 2017 (Unaudited)

Note 1 - Summary of Significant Accounting Policies (Continued):

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-01 Business Combinations (Topic 805)-Clarifying the Definition of a Business. This guidance changes the definition of a business to assist entities in evaluating when a set of transferred assets and activities constitutes a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in Accounting Standards Codification (ASC 606) Revenue from Contracts with Customers. The new standard is effective for public entities beginning in fiscal years starting after December 15, 2017. We adopted this standard during the six-month period ended December 31, 2018. There was no significant impact on our financial statements as a result of adopting this standard.

In August 2017, FASB issued ASU No. 2017-12 Derivatives and Hedging (Topic 815)—Targeted Improvements to Accounting for Hedging Activities. This guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires, for qualifying hedges, the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also modifies the accounting for components excluded from the assessment of hedge effectiveness, eases documentation and assessment requirements and modifies certain disclosure requirements. The new standard is effective for public entities in fiscal years beginning after December 15, 2018. Early adoption is permitted. We plan to adopt this standard on July 1, 2019. We do not expect this guidance to have a material impact on our financial statements.

In August 2018, the U.S. Securities and Exchange Commission ("SEC") adopted the final rule under SEC Release No. 33-10532 Disclosure Update and Simplification, to eliminate or modify certain disclosure rules that are redundant, outdated, or duplicative of U.S. GAAP or other regulatory requirements. Among other changes, the amendments eliminated the annual requirement to disclose the high and low trading prices of our common stock. In addition, the amendments provide that disclosure requirements related to the analysis of shareholders' equity are expanded for interim financial statements. An analysis of the changes in each caption of shareholders' equity presented in the balance sheet must be provided in a note or separate statement, as well as the amount of dividends per share for each class of shares. This rule was effective on November 5, 2018, and we adopted this guidance during the quarter ended December 31, 2018.

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three and Six Month Period Ended December 31, 2018 and 2017 (Unaudited)

Note 2 - Property and Equipment:

Property and equipment are comprised of the following:

	December 31, 2018	June 30, 2018
Land and buildings	$ 4,937,069	$ 4,937,069
Building improvements	363,083	363,083
Vehicles	92,353	92,353
Equipment	1,470,709	1,470,709
Furniture and fixtures	12,598	12,598

Accumulated depreciation	(2,799,783)	(2,621,361)

Property and equipment, net	$ 4,076,029	$ 4,254,451

Note 3 - Line of Credit:

The Company increased its bank line of credit agreement from $750,000 to $1,250,000 in December 2018. The line of credit bears interest at prime plus 0.5% (6.0% as of December 31, 2018 and 5.5% as of June 30, 2018) and expires in December 2019. The line of credit is collateralized by all assets of the business, certain property owned by a family member of a stockholder, equity investments of two stockholders, personal guarantees of two stockholders, and a key man life insurance policy. A minimum average bank balance of $50,000 is required as part of the line of credit agreement.  In addition, a 20% curtailment of the outstanding balance will occur during 2019. The outstanding balance was $1,011,275 and $547,603 at December 30, 2018 and June 30, 2018, respectively.

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three and Six Month Period Ended December 31, 2018 and 2017 (Unaudited)

Notes 4 - Notes Payable:

Long Term Notes Payable

The Company's long term notes payable obligations to unrelated parties are as follows as of December 31, 2018 and June 30, 2018:

	December 31, 2018	June 30, 2018

Note payable to a bank. The note bears interest at 3.10% and matures in June 2019. The note is guaranteed by a stockholder and collateralized by a certificate of deposit owned by a related party. In May 2018, 50,000 shares of stock were issued to the related party in exchange for a $100,000 reduction in the short-term note balance.

	$ 275,497	$ 275,000

Note payable to an individual executed March 2018 assumed in acquisition (Note 11) in which the note accrues interest on the original principal balance at a rate of 6.25% annually. Interest is paid annually with principal due March 2021.	75,000	75,000
Mortgage payable assumed in acquisition; interest payable at 4.75%, and monthly payments of $34,435 through December 31, 2016. The note payable was modified during the year ended December 31, 2017. After the modification, the interest rate was lowered to 2.5% annually with monthly payment of $15,223 through July 15, 2020, and a balloon payment at maturity. The mortgage payable is secured by the building and land as well as guarantees by related parties. (Note 11)	4,493,570	4,512,710
Note payable to a financial institution for acquisition of vehicle with monthly installments required of $153 maturing June 2022.	5,385	6,150

Capital leases with a related party for 3 delivery vehicles with monthly installments from $253 to $461, including 4% to 4.75% interest, maturing over 5-year terms expiring between April 2019 and July 2020.	10,514	17,668
Total Non-Related Party Notes Payable	4,859,966	4,886,528
Current Portion of Non-Related Party Notes Payable	282,728	362,181
Long-term Portion of Non-Related Party Notes Payable	$ 4,577,238	$ 4,524,347

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three and Six Month Period Ended December 31, 2018 and 2017 (Unaudited)

Note 4 - Notes Payable (Continued):

Long Term Notes Payable (Continued)

Future minimum principal payments on the non-related party long term notes payable are as follows:

Period ending December 31,
2019	$ 282,728
2020	4,498,481
2021	78,488
2022	269
$ 4,859,966

Short Term Notes Payable

The Company's short term notes payable obligations to unrelated parties assumed in the acquisition (Note 11) are as follows as of December 31, 2018 and June 30, 2018:

	December 31, 2018	June 30, 2018
Note payable to individual and bears interest at a rate of 8% interest annually and is due on demand.	$ 20,000	$ 20,000

Note payable to individual and bears interest at a rate of 8% interest annually and is due on demand.	10,000	10,000

Note payable to an individual in which the note accrues interest on the original principal balance at a rate of 6.25% interest annually and due on demand.	60,000	60,000

Note payable to an individual in which the note accrues interest on the original principal balance at a rate of 6.25% interest annually and was scheduled to mature in August 2018. The term was extended for another year.	25,000	25,000
Note payable to an individual in which the note accrues interest on the original principal balance at a rate of 6.25% interest annually and is due on demand.	25,000	25,0000

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three and Six Month Period Ended December 31, 2018 and 2017 (Unaudited)

Note 4 - Notes Payable (Continued):

Short Term Notes Payable (Continued)
Note payable to an individual in which the note accrues interest on the original principal balance at a rate of 10% interest annually and is due on demand.	5,000	25,000

Total Short Term Non-Related Party Notes Payable	$ 145,000	$ 165,000

Convertible Note Payable

On November 30, 2018, the Company signed a convertible promissory note with an investment firm. The $400,000 note was issued at a discount of $40,000 and bears interest at 5% per year. The loan principal and interest are convertible into shares of common stock at the lower of (a) 70% of the lowest traded price of the common stock during the 20 trading days immediately preceding the notice of conversion or (b) $3 per share, beginning in May 2019. The note matures in August 2019. The note has prepayment penalties ranging from 110% to 125% of the principal and interest outstanding if repaid within 60 to 180 days from issuance. During the three and six month periods ended December 31, 2018, the Company recorded interest expense of $1,666 and $4,444 of amortization of debt discount, included in interest expense. As of December 31, 2018, the outstanding principal balance of the note is $400,000, with an unamortized debt discount of $35,556. The Company plans to pay the note in full prior to May 2019 through additional sources of financing.

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three and Six Month Period Ended December 31, 2018 and 2017 (Unaudited)

Note 5 - Related Party Transactions:

Notes Payable

The Company's notes payable obligations to related parties assumed in the acquisition (Note 11) are as follows as of December 31, 2018 and June 30, 2018:

	December 31, 2018	June 30, 2018
Note payable to a related party in which the note accrues interest on the original principal balance at a rate of 8% interest annually and is due on demand.	$ 15,000	$ 15,000

Note payable to a related party bearing interest at a rate of 8% interest annually, maturing in August 2019.	45,000	-

Various notes payable to a related party in which the note accrues interest on the original principal balance at a rate of 6.25% interest annually and was scheduled to mature in October 2017 and is currently due on demand.	91,000	91,000

Note payable to a related party in which the note accrues interest on the original principal balance at a rate of 6.25% interest annually and is due in August 2019.	8,000	8,000

Notes payable to a related party in which the note bears no interest and is scheduled to mature on demand.	25,000	25,000

Note payable to a related party in which the note accrues interest on the original principal balance at a rate of 9% interest annually and is scheduled to mature in October 2019.	125,000	125,000

Note payable to an individual executed February 2018 in which the note accrues interest on the original principal balance at a rate of 18% annually and is due on demand.	10,000	10,000

Various notes payable to a related party in which the note accrues interest on the original principal balance at a rate of 10% interest annually through December 31, 2016 at which time the interest rate was reduced to 6.25% interest annually. The notes are scheduled to mature at various dates through July 2021.	211,534	211,534

Total Related Party Notes Payable	530,534	485,534

Current Portion of Related Party Notes Payable	530,534	485,534

Long-term Portion of Related Party Notes Payable	$ -	$ -

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three and Six Month Period Ended December 31, 2018 and 2017 (Unaudited)

Note 5 - Related Party Transactions (Continued):

Other Advances and Commitments

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that it can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are unsecured, due on demand, and the amounts outstanding at December 31, 2018 and June 30, 2018 is $149,000 and $260,173, respectively.

Galaxy pays a related party $7,500 as a collateral fee for securing the Company’s short-term note payable with a certificate of deposit (see Note 4).

Leases

The Company’s technology segment leases property used in operations from a related party under terms of an operating lease. The term of the lease expired on December 31, 2018 when the lease changed to a month-to-month operating lease. The monthly lease payment is $1,500 plus maintenance and property taxes, as defined in the lease agreement. Rent expense for this lease, as well as other month-to-month leases, totaled $17,146 and $6,000 for the three-month periods ended December 31, 2018 and 2017, respectively. Rent expense totaled $20,134 and $9,669 for the six-month periods ended December 31, 2018 and 2017, respectively.

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

Three and Six Month Period Ended December 31, 2018 and 2017 (Unaudited)

Note 6 - Lease Agreements:

Capital Lease Agreements

Capital lease agreements between the Company and related parties for vehicles (disclosed in Note 4) require monthly payments totaling $1,066 (ranging from $253 to $461), including interest (ranging from 4.0% to 4.75%), over 5-year terms expiring between April 2019 and July 2020.

Operating Lease Agreements

The Company leases office, retail shop and warehouse facilities under operating leases from a related party (disclosed in Note 5) which require monthly payments of $1,500 and subsequent to December 2018, became a month-to-month operating lease. Rent expense for this lease, as well as other month-to-month leases, totaled $17,146 and $6,000 for the three-month periods ended December 31, 2018 and 2017, respectively. Rent expense totaled $20,134 and $9,669 for the six-month periods ended December 31, 2018 and 2017, respectively.

Leases – Lessors

The Company’s Entertainment segment leases space to a Save-A-Lot grocery store at the Indianapolis theater location. Save-A-Lot corporate assumed the lease in March 2014 for seven years with three five-year options. Monthly rent charged to the tenant is $13,375 per month. Total rental income relating to this lease for the three-month periods ended December 31, 2018 and 2017 amounted to $40,125 and $0, respectively. Total rental income relating to this lease for the six-month periods ended December 31, 2018 and 2017 amounted to $80,250 and $0, respectively. The rental income is included in other income in the accompanying consolidated statements of operations.

The following is a schedule of future minimum rentals under the lease:

Period ending December 31,
2019	$ 163,500
2020	172,450
2021	120,400

$ 456,350

The initial lease term ends September 30, 2021. Save-A-Lot reserves the right to exercise three five-year options, which would extend the maturity date to September 30, 2036.

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three and Six Month Period Ended December 31, 2018 and 2017 (Unaudited)

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

Private Placement

In March 2018, the Company offered 1,500,000 common shares to qualified investors at $2 per share in a private placement memorandum (“PPM”). The private placement offering period expired in September 2018. Proceeds were raised to purchase inventory, pay merger costs and provide working capital. As a result of the PPM, the Company issued 1,374,850 shares to new investors resulting in proceeds of $2,004,500 during the period from April 2018 to September 2018. Shares issued in the PPM are prior to the Reverse Stock Split.

On December 19, 2018, the Company issued 75,511 shares as a bonus to a board member for consulting services and as a performance incentive to an employee.

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

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three and Six Month Period Ended December 31, 2018 and 2017 (Unaudited)

Note 8 - Income Taxes:

The U.S. Tax Cuts and Jobs Act (TCJA) legislation, enacted on December 22, 2017, reduces the U.S. federal corporate income tax rate from 35.0% to 21.0% and is effective January 1, 2018 for the Company. The Company has not generated any taxable income and has not recorded any current income tax expense at December 31, 2018. Consequently, the tax rate change has had no impact on the Company’s current tax expense but impacts the deferred tax assets and liabilities and will impact future deferred tax assets and liabilities to be recognized.

The Company’s deferred tax assets are primarily comprised of net operating losses (“NOL”) that give rise to deferred tax assets. The operating loss carry-forwards of approximately $1,500,000 were available prior to the merger and were set to expire in the year 2020. However, net operating loss carry forwards are limited when there is a change in control. Total net operating losses available at December 31, 2018 amounted to approximately $3,500,000 ($1,500,000 of pre-merger NOL’s and approximately $2,000,000 due to losses from the date of the merger to December 31, 2018). There is no tax benefit for goodwill impairment, which is permanently non-deductible for tax purposes. Additionally, due to the uncertainty of the utilization of net operating loss carry forwards a valuation allowance equal to the net deferred tax assets has been recorded.

The Company’s effective tax rate differed from the federal statutory income tax rate for the period ended December 31, 2018 is as follows:

December 31, 2018

Federal statutory rate	21%
State tax, net of federal tax effect	5.25%
Valuation allowance	-26.25%
Effective tax rate	0%

As of December 31, 2018, the Company does not believe that it has taken any tax positions that would require the recording of any additional tax liability nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next twelve months. As of December 31, 2018, the Company’s income tax returns generally remain open for examination for three years from the date filed with each taxing jurisdiction.

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three and Six Month Period Ended December 31, 2018 and 2017 (Unaudited)

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

Galaxy has three customers that accounted for approximately 92% of accounts receivable at December 31, 2018 and 87% of accounts receivable at June 30, 2018. Galaxy has two customers that accounted for approximately 78% of revenues for the three month periods ended December 31, 2018 and three customers that accounted for 90% of revenues for the three-month period ended December 31, 2017. Galaxy has three customers that accounted for approximately 80% of revenues for the six month periods ended December 31, 2018 and two customers that accounted for 44% of revenues for the six-month period ended December 31, 2017. The Company routinely assesses the financial strength of its customers and, consequently, believes that its accounts receivable credit risk exposure is limited.

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three and Six Month Period Ended December 31, 2018 and 2017 (Unaudited)

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

The agreement contains a $4 million minimum annual purchase commitment. This minimum purchase commitment was not met in 2017 or 2018; however, the manufacturer and the Company extended the agreement through December 31, 2019 under the same terms. Because the Company did not meet the minimum purchase commitment, the manufacturer can require the Company to work with their sales representative to establish a performance improvement plan, and the manufacturer has the right to terminate the agreement.

Consulting Agreement

Galaxy entered into a consulting agreement in May 2017 with two consultants for advisory services through July 2019. In exchange for consulting services provided, these consultants are entitled to receive consulting fees of $15,000 per month and a 5.5% combined equity interest in Galaxy. The 5.5% equity interest was converted to common stock upon the commencement of the Common Controlled Merger Agreement of R&G and Galaxy CO (as described in Note 1). The Company paid the consultants $102,000 and $213,000 in fees and expenses for consulting services provided during the three-month and six-month periods ended December 31, 2018. No consulting fees were paid under this agreement during the periods ended December 31, 2017.

Consulting Agreement – Magellan FIN, LLC

The Company entered into a consulting agreement in May 2018 for advisory services such as maintaining ongoing stock market support such as drafting and delivering press releases and handling investor requests. The program will be predicated on accurate, deliberate and direct disclosure and information flow from the Company and dissemination to the appropriate investor audiences. In exchange for these consulting services provided, the advisor received $15,000 at contract inception, an additional $4,000 monthly through the term of the agreement, which is April 2019, and 10,000 shares of common stock. The Company incurred $0 for consulting fees during the three-month period and $23,000 during the six-month period ended December 31, 2018. No consulting fees were paid under this agreement during the periods ended December 31, 2017.

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three and Six Month Period Ended December 31, 2018 and 2017 (Unaudited)

Note 10 - Material Agreements (Continued):

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

Agency Agreement

Effective December 11, 2018, the Company entered into a contract with Carter, Terry, and Company (“CTC”) to act as an agent in raising capital. CTC will have the opportunity to receive a finder’s fee ranging from 4 to 8% relative to the amount of capital raised, if successful.

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three and Six Month Period Ended December 31, 2018 and 2017 (Unaudited)

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

Three and Six Month Period Ended December 31, 2018 and 2017 (Unaudited)

Note 11 - Reverse Acquisition (Continued):

The following table summarizes the preliminary allocation of the fair value of the assets and liabilities as of the merger date through pushdown accounting. The preliminary allocation to certain assets and/or liabilities may be adjusted by material amounts as the Company continues to finalize the fair value estimates.

Assets
Cash	$ 22,205
Property and equipment	4,209,995
Other	20,716
Other assets	1,511,844
Goodwill	834,220

Total Assets	6,598,980

Liabilities
Accounts payable	208,763
Long-term debt	4,593,851
Short-term debt	799,534
Accrued interest	78,948
Other	83,664

Total Liabilities	5,764,760

Net Assets	$ 834,220

Consideration	$ -
Fair value of noncontrolling interests	834,220
$ 834,220

As a result of the Company pushing down the effects of the acquisition, certain accounting adjustments are reflected in the consolidated financial statements, such as goodwill recognized amounting to $834,220 and reflected in the balance sheet. Goodwill recognized is primarily attributable to the acquisition of the fair value of the public company structure and other intangible assets that do not qualify for separate recognition.

Other assets noted in the table above consist of the difference between the acquired assets and liabilities of Full Circle Entertainment to be distributed to pre-acquisition FLCR shareholders. The Company expects to exercise its option to spin out the Entertainment subsidiary within one year to focus on its primary business plan as discussed herein and distribute all respective Entertainment assets and liabilities to these shareholders. As a result, the Company does not anticipate receiving any economic benefit from the related assets in the table above, nor incurring any obligations from the corresponding liabilities.

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three and Six Month Period Ended December 31, 2018 and 2017 (Unaudited)

The Company sold the Entertainment subsidiary to a related party on February 5, 2019 in exchange for 38,625 Galaxy common shares. The sale of Entertainment enabled the Company to focus its resources into the operations of the Technology segment. The consideration received for the sale of Entertainment was 38,625 shares of Galaxy common stock at the fair value on the date of the transaction of $92,700.  In February 2019, the fair value of the Galaxy common shares received from the buyers for Entertainment will offset the assets and liabilities of Entertainment, and other assets of Technology, with any difference recorded as a reduction to additional paid in capital during the third quarter of fiscal year ending June 30, 2019.

The following table presents a summary of Entertainment’s identifiable assets and liabilities at December 31, 2018, prior to the sale on February 6, 2019:

Entertainment
Assets
Cash	$ 44,526
Property and equipment, net	4,040,204
Receivables	17,662
Inventory	2,408
Prepaid and other current assets	1,778
Other assets	1,522,714

Total Assets	5,629,292
Liabilities
Accounts payable	103,960
Debt	5,398,490
Accrued expenses	128,073

Total liabilities	$ 5,630,523

Note 12 – Stock Plan

An Employee, Directors, and Consultants Stock Plan for the Year 2019 (“Plan”) was established by the Company. The Plan is intended to attract and retain employees, directors and consultants by aligning the economic interests of such individuals more closely with the Company’s stockholders, by paying fees or salaries in the form of shares of the Company’s common stock. The Plan is effective December 28, 2018, and expires December 31, 2019. Common shares of 1,000,000 are reserved for stock awards under the Plan. There were no shares awarded under the Plan as of December 31, 2018.

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three and Six Month Period Ended December 31, 2018 and 2017 (Unaudited)

Note 13 - Segment Reporting

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

The following table presents a summary of identifiable assets as of December 31, 2018:

	Technology	Entertainment
Assets
Cash	$ 142,141	$ 44,526
Property and equipment, net	35,825	4,040,204
Receivables	29,519	17,662
Inventory	371,205	2,408
Prepaid and other current assets	1,184	1,778
Goodwill	834,220	-
Other assets	0	1,522,714

Total Assets	1,414,094	5,629,292
Liabilities
Accounts payable	417,407	103,960
Debt	1,661,729	5,398,490
Accrued expenses	42,848	128,073

Total liabilities	$ 2,121,984	$ 5,630,523

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three and Six Month Period Ended December 31, 2018 and 2017 (Unaudited)

Note 13 - Segment Reporting (continued)

The following table presents a summary of operating information for the six-month period ended December 31, 2018:

	Technology	Entertainment
Revenues
Technology	$ 857,586	$ -
Entertainment	-	511,044

Cost of Sales
Technology	717,240	-
Entertainment	-	163,323

Gross Profit	140,346	347,721

General and Administrative Expenses
Technology	1,940,582	-
Entertainment	-	425,188

Other Income (Expense)
Technology	(22,840)	-
Entertainment	-	14,293

Net Loss	$ (1,823,076)	$ (63,174)

Note 14 - Going Concern:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had negative working capital of approximately $2,600,000, an accumulated deficit of approximately $7,000,000, and cash used in operations of approximately $1,300,000 at December 31, 2018.

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three and Six Month Period Ended December 31, 2018 and 2017 (Unaudited)

Note 14 - Going Concern (continued):

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

As part of the merger agreement, the parties have the right to spin out the Entertainment segment to the prior shareholders of FLCR. See Notes 11 and 15.

Note 15 - Subsequent Events:

The Company has evaluated subsequent events through the date on which the consolidated financial statements were available to be issued.

Entertainment segment borrowed operating funds in the form of a $30,000 note payable from a related party in January 2019.

On February 6, 2019, the Company sold Entertainment to CIA Theaters, a related party. Entertainment is a fourteen-theater movie complex located in Indianapolis, Indiana. See Note 11.

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

General:

Where this Form 10-Q includes “forward-looking” statements within the meaning of Section 27A of the Securities Act, we desire to take advantage of the “safe harbor” provisions thereof. Therefore, Galaxy, is including this statement for the express purpose of availing itself of the protections of the safe harbor provisions with respect to all such forward-looking statements. The forward-looking statements in this Form 10-Q reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. In this Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “future” and similar expressions identify forward-looking statements. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section. We have based these forward-looking statements on our current expectations and projections about future events, including, among other things:

- Attracting new financing to fund our operations and new business development ;

- Focusing on increasing traditional sales and gross profit;

- Closely managing operational costs; and

- Improving the functionality and usefulness of our products and services.

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

Because of the nature and quality of the Company’s products, the Company provides for the estimated costs of warranties at the time revenue is recognized for a period of five years after purchase as a secondary warranty. The manufacturer also provides a warranty against certain manufacturing and other defects. As of the period ended December 31, 2018 and the June 30, 2018, the Company accrued $1,350 for estimated product warranty claims, which is included in accrued expenses in the accompanying balance sheets. The accrued warranty costs are based primarily on historical experience of actual warranty claims as well as current repair costs. There were no warranty claim expenses during the three-month and six-month periods ended December 31, 2018 or 2017.

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

Product Warranty

We generally warrant our product against certain manufacturing and other defects. These product warranties are provided for specific periods of time, depending on the nature of the product, the geographic location of its sales and other factors. As of the period ended December 31, 2018 and June 30, 2018, we accrued approximately $1,350 for estimated product warranty claims, which is included in accrued expenses in the accompanying balance sheets. The accrued warranty costs are based primarily on historical experience of actual warranty claims as well as current information on repair costs. There were no warranty claims for the three-month and six -month periods ended December 31, 2018 or 2017.

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

Revenue

Technology:

Revenues recognized were $354,922 and $1,597,296 for the three month periods ended December 31, 2018 and 2017, respectively. Revenues recognized were $857,586 and $1,844,008 for the six month periods ended December 31, 2018 and 2017, respectively. Additionally, deferred revenue amounted to $0 and $219,820 as of December 31, 2018 and June 30, 2018. Revenue fluctuate based on cash flows available for purchases of inventory. During the period being reported, the timeline for inventory orders from overseas manufacturing taking approximately 30 days from order to delivery, with additional time required to deliver and install, impacted when sales were recorded.

Entertainment:

Revenues were $294,289 and $0 for the three month periods ended December 31, 2018 and 2017, respectively. Revenues were $511,044 and $0 for the six month periods ended December 31, 2018 and 2017, respectively. Revenues fluctuate based on attendance by customers. Attendance at the theater fluctuates based on viewing options.

Cost of Revenue and Gross Profit Summary

Technology:

Our cost of revenue was $309,889 and $1,339,505 for the three month periods ended December 31, 2018 and 2017, respectively. Our cost of revenue was $717,240 and $1,531,358 for the six month periods ended December 31, 2018 and 2017, respectively. Cost of revenue consist primarily of manufacturing, freight, and installation costs. There are no significant overhead costs which impact cost of revenue.

Our gross margin percentage was 13% and 16% for the three month periods ended December 31, 2018 and 2017, respectively, excluding office supplies. Our gross margin percentage was 16% and 17% for the six month periods ended December 31, 2018 and 2017, respectively, excluding office supplies.

Entertainment:

Our cost of revenue was $91,765 and $0 for the three month periods ended December 31, 2018 and 2017, respectively. Our cost of revenue was $163,323 and $0 for the six month periods ended December 31, 2018 and 2017, respectively. Cost of revenues represent film rental costs and concession food costs primarily.

Our gross margin percentage was 69% for the three month periods ended December 31, 2018. Our gross margin percentage was 68% for the six month periods ended December 31, 2018.

Technology

General and Administrative

General and administrative expenses were $1,290,516 and $760,852 for the three month periods ended December 31, 2018 and 2017, respectively. General and administrative expenses were $1,940,582 and $955,872 for the six month periods ended December 31, 2018 and 2017, respectively. General and administrative expenses consist primarily of salaries and stock compensation expense, office rent, insurance premiums, and professional fees.

General and administrative expenses include sales and marketing expenses of $4,441 and $1,250 for the three month and six month periods ended December 31, 2018, and 2017, respectively. Sales and marketing expenses consists primarily of advertising expenses and technology trade shows. The Company is making efforts to get new technology to the market and advertising is becoming necessary.

Interest Expense

Interest expenses amounted to $13,077 and $14,230 for the three month periods ended December 31, 2018 and 2017, respectively. Interest expenses amounted to $22,840 and $15,031 for the six month periods ended December 31, 2018 and 2017, respectively.

Net Loss for the Period

As a result of the foregoing, net loss incurred for the three month periods ended December 31, 2018 and 2017 was $(1,258,560) and $(516,664), respectively. As a result of the foregoing, net loss incurred for the six month periods ended December 31, 2018 and 2017 was $(1,823,076) and $(697,374), respectively..

Entertainment

General and Administrative

General and administrative expenses during the three month periods ended December 31, 2018 and 2017 was $211,660 and $0, respectively. General and administrative expenses during the six month periods ended December 31, 2018 and 2017 was $425,188 and $0, respectively. General and administrative expenses consists primarily of salaries expense, utilities, depreciation and professional fees.

Interest Expense

Interest expense was $475 and $0 for the three month and six month periods ending December 31, 2018 and 2017, respectively and primarily related to interest on debt, including the mortgage on the building

Net Income for the Period

As a result of the foregoing, net income for the three month periods ending December 31, 2018 and 2017 was $3,763 and $0, respectively. As a result of the foregoing, net loss for the six month periods ending December 31, 2018 and 2017 was $63,174 and $0, respectively.

Liquidity and Capital Resources

Consolidated

The Company’s cash totaled $186,667 at December 31, 2018, as compared with $184,255 at June 30, 2018, an increase of $2,412. Net cash of $1,345,525 was used by operations for the six month period ended December 31, 2018. Net cash of $1,347,937 was provided from financing activities for the six month period ended December 31, 2018, primarily derived from the issuance of common stock and the proceeds from line of credit and the convertible note payable..

Total current liabilities totaled $3,175,269 and $2,958,369 as of December 31, 2018 and June 30, 2018, respectively, which primarily consists of a line of credit, short term notes payable, shareholder payables, short term related party payables, accrued expenses, accounts payable (December and June), deferred revenue (June) and convertible note payable (December).

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018.

Our management, with the participation of our president (our principal executive officer, principal accounting officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our president (our principal executive officer, principal accounting officer and principal financial officer) has concluded that, as of the end of such period, our disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our president (our principal executive officer and our principal accounting officer and principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. The reason or these deficiencies are as follows:

1)	We have an inadequate number of administrative personnel.
2)	We do not have sufficient segregation of duties within our accounting functions.
3)	We have insufficient written policies and procedures over our disclosures.

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

Management has conducted, with the participation of our president, our principal executive officer and our principal accounting officer and principal financial officer, an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of December 31, 2018, our Company’s internal control over financial reporting was not effective based on present Company activity. Our Company is in the process of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over Company activities as well as more stringent accounting policies to track and update our financial reporting.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended December 31, 2018 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

 PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no pending legal proceedings.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

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

GALAXY NEXT GENERATION, INC.

Date:  February 14, 2019

/s/ Gary LeCroy

Gary LeCroy

Chief Executive Officer and Director

Date: February 14, 2019

/s/Magen McGahee

Magen McGahee

Chief Financial Officer and Director

Date: February 14, 2019