Form 10-Q/A
period 2018-12-31
GALAXY NEXT GENERATION, INC.
filed 2019-02-20
CIK 1127993

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1 to Form 10-Q)

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

-i-

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

-ii-

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

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three and Six Month Period Ended December 31, 2018 and 2017 (Unaudited)

Note 1 - Summary of Significant Accounting Policies (Continued):

Property and Equipment (Continued)

Property and equipment at December 31, 2018 and June 30, 2018, and the estimated useful lives used in computing depreciation, are as follows:

Building	40 years
Building improvements	8 years
Vehicles	5 years
Equipment	5-8 years
Furniture and fixtures	5 years

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

Net Loss for the Period

As a result of the foregoing, net loss incurred for the three month periods ended December 31, 2018 and 2017 was $(1,258,560) and $(516,664), respectively. As a result of the foregoing, net loss incurred for the six month periods ended December 31, 2018 and 2017 was $(1,823,076) and $(697,374), respectively.

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

Liquidity and Capital Resources

Consolidated

The Company’s cash totaled $186,667 at December 31, 2018, as compared with $184,255 at June 30, 2018, an increase of $2,412. Net cash of $1,345,525 was used by operations for the six month period ended December 31, 2018. Net cash of $1,347,937 was provided from financing activities for the six month period ended December 31, 2018, primarily derived from the issuance of common stock and the proceeds from line of credit and the convertible note payable.

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

Date:  February 19, 2019

/s/ Gary LeCroy

Gary LeCroy

Chief Executive Officer and Director

Date: February 19, 2019

/s/Magen McGahee

Magen McGahee

Chief Financial Officer and Director

Date: February 19, 2019