Form 10-Q
period 2019-03-31
GALAXY NEXT GENERATION, INC.
filed 2019-05-15
CIK 1127993

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common shares as of April 29, 2019 was 10,390,339.

PART I – FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

The following unaudited consolidated financial statements are included herein:

GALAXY NEXT GENERATION, INC.
Consolidated Balance Sheets

	March 31, 2019	June 30, 2018
Assets	(Unaudited)	(Audited)

Current Assets
Cash	$ 57,899	$ 184,255
Accounts receivable	54,004	341,726
Inventories	171,083	586,764
Prepaid and other current assets	1,184	2,764

Total Current Assets	284,170	1,115,509

Property and Equipment, net (Note 2)	31,383	4,254,451

Other Assets
Goodwill (Note 11)	834,220	892,312
Other assets (Note 11)	-	1,522,714

Total Other Assets	834,220	2,415,026

Total Assets	$ 1,149,773	$ 7,784,986

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Line of credit (Note 3)	$ 1,230,550	$ 547,603
Convertible notes payable, net of discount (Note 4)	1,131,322	-
Current portion of long term notes payable (Note 4)	281,045	362,181
Accounts payable	555,459	771,080
Accrued expenses	50,552	146,978
Advances from stockholders (Note 5)	-	260,173
Deferred revenue	-	219,820
Short term notes payable (Note 4)	-	165,000
Short term notes payable - related party (Note 5)	-	485,534

Total Current Liabilities	3,248,928	2,958,369

Noncurrent Liabilities
Notes payable, less current portion (Note 4)	1,694	4,524,347

Total Liabilities	3,250,622	7,482,716

Stockholders' Equity (Deficit) (Notes 1, 7, and 11)
Common stock	999	965
Additional paid-in capital	4,574,998	3,108,873
Accumulated deficit	(6,676,846)	(2,807,568)

Total Stockholders' Equity (Deficit)	(2,100,849)	302,270

Total Liabilities and Stockholders' Equity (Deficit)	$ 1,149,773	$ 7,784,986

See accompanying notes to the consolidated financial statements (unaudited)

GALAXY NEXT GENERATION, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three-Months		For the Nine-Months
	Ended March 31,		Ended March 31,
	2019	2018	2019	2018

Revenues
Technology interactive panels and related products	$ 261,712	$ 293,136	$ 1,106,540	$ 2,137,144
Entertainment theater ticket sales and concessions	78,661	-	589,705	-
Technology office supplies	8,350	11,811	21,108	11,811

Total Revenues	348,723	304,947	1,717,353	2,148,955

Cost of Sales
Technology interactive panels and related products	230,833	236,243	948,073	1,767,601
Entertainment theater ticket sales and concessions	54,315	-	217,638	-

Total Cost of Sales	285,148	236,243	1,165,711	1,767,601

Gross Profit	63,575	68,704	551,642	381,354

General and Administrative Expenses
General and administrative	2,043,181	566,137	4,408,951	1,562,009

Loss from Operations	(1,979,606)	(497,433)	(3,857,309)	(1,180,655)

Other Income (Expense)
Other income	97,471	177	151,289	1,056
Interest expense	(100,893)	(22,207)	(163,258)	(37,238)

Total Other Income (Expense)	(3,422)	(22,030)	(11,969)	(36,182)

Net Loss before Income Taxes	(1,983,028)	(519,463)	(3,869,278)	(1,216,837)

Income taxes (Note 8)	-	-	-	-

Net Loss	$(1,983,028)	$(519,463)	$(3,869,278)	$(1,216,837)

Net Basic and Fully Diluted Loss Per Share	$ (0.20)	$ (0.06)	$ (0.42)	$ (0.14)

Weighted average common shares outstanding
Basic and fully diluted	10,105,121	8,572,233	9,154,161	8,572,233

See accompanying notes to the consolidated financial statements (unaudited)

GALAXY NEXT GENERATION, INC.
Consolidated Statement of Stockholders' Equity (Deficit)
Nine-Months Ended March 31, 2019
(Unaudited)

					Total
	Common Stock		Additional	Accumulated	Stockholder's
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)

Balance, June 30, 2018	9,655,813	$ 965	$ 3,108,873	$ (2,807,568)	$ 302,270

Common stock issued as part of the
private placement in September 2018	910	-	637,000	-	637,000

Common stock issued for services in
December 2018	75,511	8	237,851	-	237,859

Common stock issued for services in
January 2019	100,000	10	219,990	-	220,000

Common stock issued for services in
February 2019	100,000	10	246,990	-	247,000

Common stock issued for services in
March 2019	100,000	10	216,990	-	217,000

Non-cash consideration for net assets
of Entertainment (Note 11)	(38,625)	(4)	(92,696)	-	(92,700)

Net loss	-	-	-	(3,869,278)	(3,869,278)

Balance, March 31, 2019	9,993,609	$ 999	$ 4,574,998	$ (6,676,846)	$ (2,100,849)

See accompanying notes to the consolidated financial statements (unaudited)

GALAXY NEXT GENERATION, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine-Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities
Net loss	$ (3,869,278)	$ (1,216,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	216,642	14,547
Amortization of convertible note discount included in interest expense	45,022	-
Gain on sale of Entertainment	(60,688)	-
Issuance of stock for services	921,859	-
Changes in assets and liabilities:
Accounts receivable	283,222	336,591
Inventories	410,071	32,674
Prepaid expenses and other assets	(34,710)	13,029
Accounts payable	(135,105)	(79,405)
Accrued expenses	34,344	21,367
Deferred revenue	(219,820)	-

Net used in operating activities	(2,408,441)	(878,034)

Cash Flows from Investing Activities
Purchase of property and equipment	-	(2,686)

Net used in investing activities	-	(2,686)

Cash Flows from Financing Activities
Dividends	-	(1,587)
Principal payments on mortgage and capital lease obligations	(37,989)	(8,604)
Principal payments on short term notes payable	(20,000)	(225,000)
Proceeds (payments) on advance from stockholder, net	(111,173)	261,131
Proceeds from convertible note payable	1,086,300	-
Proceeds from line of credit	682,947	528,603
Proceeds from issuance of common stock (Note 7)	637,000	104,226
Proceeds from notes payable - related parties	45,000	-

Net provided in financing activities	2,282,085	658,769

Net Decrease in Cash and Cash Equivalents	(126,356)	(221,951)

Cash, Beginning of Period	184,255	232,427

Cash, End of Period	$ 57,899	$ 10,476

Supplemental and Non Cash Disclosures
Non-cash debt discount on convertible notes payable	$ 120,700	$ -

Non-cash sale of Entertainment	$ 92,700	$ -

Cash paid during the period for interest	$ 132,560	$ 37,238

See accompanying notes to the consolidated financial statements (unaudited)

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three and Nine-Months Ended March 31, 2019 and 2018 (Unaudited)

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

FullCircle Registry, Inc., (“FLCR”) is a holding company created for the purpose of acquiring small profitable businesses to provide exit plans for those company’s owners. FLCR’s subsidiary, FullCircle Entertainment, Inc. (“Entertainment” or “FLCE”), owns and operates Georgetown 14 Cinemas, a fourteen-theater movie complex located in Indianapolis, Indiana.

On June 22, 2018, Galaxy consummated a reverse triangular merger whereby Galaxy merged with and into Full Circle Registry, Inc.’s (FLCR) newly formed subsidiary - formed specifically for the transaction (Galaxy MS). The merger resulted in Galaxy MS becoming a wholly-owned subsidiary of FLCR. For accounting purposes, the acquisition of Galaxy by FLCR is considered a reverse acquisition, an acquisition transaction where the acquired company, Galaxy, is considered the acquirer for accounting purposes, notwithstanding the form of the transaction. The primary reason the transaction is being treated as a purchase by Galaxy rather than a purchase by FLCR is that FLCR is a public reporting company, and Galaxy’s stockholders gained majority control of the outstanding voting power of FLCR’s equity securities. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements of the Company prior to the merger are those of Galaxy. The financial statements after the completion of the merger include the combined assets and liabilities of the combined company (collectively Galaxy Next Generation, Inc., Full Circle Registry, Inc. and FullCircle Entertainment, Inc., or “the Company”).

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

Three and Nine-Months Ended March 31, 2019 and 2018 (Unaudited)

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

As disclosed in Note 11, the Entertainment segment was sold effective on February 6, 2019 in exchange for 38,625 Galaxy common shares.

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

Due to the change in year-end, the Company’s fiscal year 2018 is shortened from 12 months to 3 months and is ending on June 30, 2018. Further, the financial statements as of June 30, 2018 represent the financial information of the Company subsequent to the acquisition. The financial statements for the three-month and nine-month period ending March 31, 2018 represent the financial information of the Company prior to the acquisition. All intercompany transactions and accounts have been eliminated in the consolidation.

The Company’s financial reporting segments are Technology (reflecting the operations of Galaxy) and Entertainment (reflecting the operations of the movie theater). The Company is an over-the-counter public company traded under the stock symbol listing GAXY (formerly FLCR).

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three and Nine-Months Ended March 31, 2019 and 2018 (Unaudited)

Note 1 - Summary of Significant Accounting Policies (Continued):

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

The Entertainment segment owns and operates Georgetown 14 Cinemas, a fourteen-theater movie complex located in Indianapolis, Indiana. Entertainment generates revenues from movie ticket sales and concessions. As part of the merger agreement, the parties have the right to spinout the Entertainment segment to the prior shareholders of FLCR. Management plans to implement the spinout in order to focus on its primary business plan, which is Galaxy. As disclosed in Note 11, the Entertainment segment was sold to an entity with a common board member, effective February 6, 2019.

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

Three and Nine-Months Ended March 31, 2019 and 2018 (Unaudited)

Note 1 - Summary of Significant Accounting Policies (Continued):

Capital Structure

In accordance with ASC 505, “Equity,” the Company’s capital structure is as follows:

	March 31, 2019
	Authorized	Issued	Outstanding

Common stock	4,000,000,000	10,284,505	9,993,609	$.0001 par value, one vote per share

Preferred stock	200,000,000	-	-

Preferred stock - Class A	750,000	-	-	$.0001 par value; no voting rights

Preferred stock - Class B	1,000,000	-	-	Voting rights of 10 votes for 1 Preferred B share; 2% preferred dividend payable annually

Preferred stock - Class C	9,000,000	-	-	$.0001 par value; 500 votes per share, convertible to common

	June 30, 2018
	Authorized	Issued	Outstanding

Common stock	4,000,000,000	9,655,813	9,655,813	$.0001 par value, one vote per share

Preferred stock	200,000,000	-	-

Preferred stock - Class A	750,000	-	-	$.0001 par value; no voting rights

Preferred stock - Class B	1,000,000	-	-	Voting rights of 10 votes for 1 Preferred B share; 2% preferred dividend payable annually

Preferred stock - Class C	9,000,000	-	-	$.0001 par value; 500 votes per share, convertible to common

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

Three and Nine-Months Ended March 31, 2019 and 2018 (Unaudited)

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

Because of the nature and quality of the Company’s products, the Company provides for the estimated costs of warranties at the time revenue is recognized for a period of five years after purchase as a secondary warranty. The manufacturer also provides a warranty against certain manufacturing and other defects. As of the nine-month period ended March 31, 2019 and the period ended June 30, 2018, the Company accrued $1,350 for estimated product warranty claims, which is included in accrued expenses in the accompanying balance sheets. The accrued warranty costs are based primarily on historical experience of actual warranty claims as well as current repair costs. There were no warranty claim expenses during the period ended March 31, 2019. There was $1,350 of warranty expenses for the period ended March 31, 2018.

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three and Nine-Months Ended March 31, 2019 and 2018 (Unaudited)

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

The Company sells equipment with embedded software to its customers. The embedded software is not sold separately, and it is not a significant focus of the Company’s marketing efforts. The Company does not provide post-contract customer support specific to the software or incur significant costs that are within the scope of Financial Accounting Standards Board (“FASB”) guidance on accounting for software to be leased or sold. Additionally, the functionality that the software provides is marketed as part of the overall product. The software embedded in the equipment is incidental to the equipment as a whole.

Entertainment Theater Ticket Sales and Concessions

Revenues are generated principally through admissions and concessions sales with proceeds received in cash or via credit card at the point of sale.

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three and Nine-Months Ended March 31, 2019 and 2018 (Unaudited)

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

Accounts Receivable

The Company reports accounts receivable at invoiced amounts less an allowance for doubtful accounts. Interest is not charged on past due accounts. Management reviews each receivable balance and estimates that portion, if any, of the balance that will not be collected. The carrying amount of the accounts receivable is then reduced by an allowance based on management’s estimate. Management deemed no allowance for doubtful accounts was necessary at March 31, 2019 or June 30, 2018.

Inventories

Inventory is stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out (FIFO) method of accounting. All inventory at March 31, 2019 and June 30, 2018, represents goods available for sale. Galaxy inventory is mostly comprised of interactive panels and accessories while FLCR inventory consists of concession inventory such as popcorn, soft drinks, and candy. Management estimates no obsolete or slow-moving inventory reserves at March 31, 2019 or June 30, 2018.

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

Three and Nine-Months Ended March 31, 2019 and 2018 (Unaudited)

Note 1 - Summary of Significant Accounting Policies (Continued):

Property and Equipment (Continued)

Property and equipment at March 31, 2019 and June 30, 2018, and the estimated useful lives used in computing depreciation, are as follows:

Building

40 years

Building improvements

8 years

Vehicles

5 years

Equipment

5 – 8 years

Furniture and fixtures

5 years

Depreciation is provided using the straight-line method over the estimated useful lives of the depreciable assets. Depreciation expense was $38,220 and $17,667 for the three-month periods ended March 31, 2019 and 2018, respectively. Depreciation expense was $216,642 and $14,547 for the nine-month periods ended March 31, 2019 and 2018, respectively.

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

Three and Nine-Months Ended March 31, 2019 and 2018 (Unaudited)

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

Prior to the merger, Galaxy was organized as a Subchapter S Corporation under the Internal Revenue Code. There was no provision for federal and state income taxes for the three-month or nine-month periods ended March 31, 2018 since the proportionate share of the taxable income or loss was included in the tax returns of the stockholders. However, upon completion of the merger, Galaxy consequently changed to a C Corporation.

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

Three and Nine-Months Ended March 31, 2019 and 2018 (Unaudited)

Note 1 - Summary of Significant Accounting Policies (Continued):

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-01 Business Combinations (Topic 805)-Clarifying the Definition of a Business. This guidance changes the definition of a business to assist entities in evaluating when a set of transferred assets and activities constitutes a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in Accounting Standards Codification (ASC 606) Revenue from Contracts with Customers. The new standard is effective for public entities beginning in fiscal years starting after December 15, 2017.  We adopted this standard during the quarter ended December 31, 2018. There was no significant impact on our financial statements as a result of adopting this standard.

In August 2017, FASB issued ASU No. 2017-12 Derivatives and Hedging (Topic 815)—Targeted Improvements to Accounting for Hedging Activities. This guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires, for qualifying hedges, the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also modifies the accounting for components excluded from the assessment of hedge effectiveness, eases documentation and assessment requirements and modifies certain disclosure requirements. The new standard is effective for public entities in fiscal years beginning after December 15, 2018. Early adoption is permitted.  The Company is assessing the impact of this standard on it’s financial statements.

In August 2018, the U.S. Securities and Exchange Commission ("SEC") adopted the final rule under SEC Release No. 33-10532 Disclosure Update and Simplification, to eliminate or modify certain disclosure rules that are redundant, outdated, or duplicative of U.S. GAAP or other regulatory requirements. Among other changes, the amendments eliminated the annual requirement to disclose the high and low trading prices of our common stock. In addition, the amendments provide that disclosure requirements related to the analysis of shareholders' equity are expanded for interim financial statements. An analysis of the changes in each caption of shareholders' equity presented in the balance sheet must be provided in a note or separate statement, as well as the amount of dividends per share for each class of shares. This rule was effective on November 5, 2018; and we adopted this guidance during the quarter ended December 31, 2018 with no impact on the financial statements presented in accordance with generally accepted accounting principles.

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three and Nine-Months Ended March 31, 2019 and 2018 (Unaudited)

Note 2 - Property and Equipment:

Property and equipment are comprised of the following:

	March 31, 2019	June 30, 2018
Land and buildings	$ -	$ 4,937,069
Building improvements	-	363,083
Vehicles	92,353	92,353
Equipment	-	1,470,709
Furniture and fixtures	-	12,598
	92,353	6,875,812
Accumulated depreciation	(60,970)	(2,621,361)

Property and equipment, net	$ 31,383	$ 4,254,451

As disclosed in Note 11, the Entertainment segment was sold effective February 6, 2019 in exchange for 38,625 Galaxy common shares. As a result of the sale, the property and equipment belonging to this segment was reduced to zero.

Note 3 - Line of Credit:

The Company has a $1,250,000 line of credit agreement with a bank. The line of credit bears interest at prime plus 0.5% (6.0% as of March 31, 2019 and 5.5% as of June 30, 2018) and expires in December 2019. The line of credit is collateralized by all assets of the business, certain property owned by a family member of a stockholder, equity investments of two stockholders, personal guarantees of two stockholders, and a key man life insurance policy. A minimum average bank balance of $50,000 is required as part of the line of credit agreement. In addition, a 20% curtailment of the outstanding balance will occur during 2019. The outstanding balance was $1,230,550 and $547,603 at March 31, 2019 and June 30, 2018, respectively.

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three and Nine-Months Ended March 31, 2019 and 2018 (Unaudited)

Notes 4 - Notes Payable:

Long Term Notes Payable

The Company's long term notes payable obligations to unrelated parties are as follows as of March 31, 2019 and June 30, 2018:

	March 31, 2019	June 30, 2018

The Company has a note payable with a bank. The note bears interest at 3.10% and matures in June 2019. The note is guaranteed by a stockholder and collateralized by a certificate of deposit owned by a related party. In May 2018, 50,000 shares of stock were issued to the related party in exchange for a $100,000 reduction in the short-term note balance.

	$ 274,900	$ 275,000

Note payable to an individual executed March 2018 in which the note accrues interest on the original principal balance at a rate of 6.25% annually.  Interest is paid annually with principal due March 2021.

	-	75,000

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

	-	4,512,710

Note payable to a financial institution for acquisition of vehicle with monthly installment of $153 maturing June 2022.
	-	6,150

Capital leases for 3 delivery vehicles with monthly installments from $253 to $461, including 4% to 4.75% interest, maturing over 5-year terms expiring between April 2019 and July 2020.	7,839	17,668

Total Non-Related Party Notes Payable	282,739	4,886,528

Current Portion of Non-Related Party Notes Payable	281,045	362,181

Long-term Portion of Non-Related Party Notes Payable	$ 1,694	$ 4,524,347

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three and Nine-Months Ended March 31, 2019 and 2018 (Unaudited)

As disclosed in Note 11, the Entertainment segment was sold effective February 6, 2019 in exchange for 38,625 Galaxy common shares. As a result of the sale, the notes payable belonging to this segment was reduced to zero.

Note 4 - Notes Payable (Continued):

Long Term Notes Payable (Continued)

Future minimum principal payments on the non-related party long term notes payable are as follows:

Period ending March 31,
2020	$ 281,045
2021	1,694

$ 282,739

Short Term Notes Payable

The Company's short term notes payable obligations to unrelated parties assumed in the acquisition (Note 11) are as follows as of March 31, 2019 and June 30, 2018:

	March 31, 2019	June 30, 2018

Note payable to individual and bears interest at a rate of 8% interest annually and is due on demand.
	$ -	$ 20,000

Note payable to individual and bears interest at a rate of 8% interest annually and is due on demand.
	-	10,000

Note payable to an individual in which the note accrues interest on the original principal balance at a rate of 6.25% interest annually and due on demand.

	-	60,000

Note payable to an individual in which the note accrues interest on the original principal balance at a rate of 6.25% interest annually and was scheduled to mature in August 2018.  The term was extended for another year.

	-	25,000

Note payable to an individual in which the note accrues interest on the original principal balance at a rate of 6.25% interest annually and is due on demand.

	-	25,000

Note payable to an individual in which the note accrues interest on the original principal balance at a rate of 10% interest annually and is due on demand.

	-	25,000

Total Short Term Non-Related Party Notes Payable	$ -	$ 165,000

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three and Nine-Months Ended March 31, 2019 and 2018 (Unaudited)

As disclosed in Note 11, the Entertainment segment was sold effective February 6, 2019 in exchange for 38,625 Galaxy common shares. As a result of the sale, the notes payable belonging to this segment was reduced to zero.

Convertible Notes Payable

	March 31, 2019	June 30, 2018

On November 30, 2018, the Company signed a convertible promissory note with an investment firm. The $400,000 note was issued at a discount of $40,000 and bears interest at 5% per year. The loan principal and interest are convertible into shares of common stock at the lower of (a) 70% of the lowest traded price of the common stock during the 20 trading days immediately preceding the notice of conversion or (b) $3 per share, beginning in May 2019. The note matures in August 2019. The note has prepayment penalties ranging from 110% to 125% of the principal and interest outstanding if repaid within 60 to 180 days from issuance. As of March 31, 2019, the outstanding principal balance of the note is $400,000, with an unamortized debt discount of $22,222.

	$ 377,778	$ -

On January 16, 2019, the Company signed a convertible promissory note with an investment firm. The $382,000 note was issued at a discount of $38,200 and bears interest at 12% per year. The loan principal and interest are convertible into shares of common stock at the lower of (a) 70% of the lowest traded price of the common stock during the 20 trading days immediately preceding the notice of conversion or (b) $3 per share, beginning in June 2019. The note matures in July 2019. The note has prepayment penalties ranging from 110% to 125% of the principal and interest outstanding if repaid within 60 to 180 days from issuance. As of March 31, 2019, the outstanding principal balance of the note is $382,000, with an unamortized debt discount of $21,829.

	360,171	-

On February 20, 2019, the Company signed a convertible promissory note with an investment firm. The $225,000 note was issued at a discount of $22,500 and bears interest at 12% per year. The loan principal and interest are convertible into shares of common stock at the lower of (a) 70% of the lowest traded price of the common stock during the 20 trading days immediately preceding the notice of conversion or (b) $3 per share, beginning in August 2019. The note matures in August 2019. The note has prepayment penalties ranging from 110% to 125% of the principal and interest outstanding if repaid within 60 to 180 days from issuance. As of March 31, 2019, the outstanding principal balance of the note is $225,000, with an unamortized debt discount of $16,071.

	208,929	-

On February 22, 2019, the Company signed a convertible promissory note with an investment firm. The $200,000 note was issued at a discount of $20,000 and bears interest at 5% per year. The loan principal and interest are convertible into shares of common stock at the lower of (a) 70% of the lowest traded price of the common stock during the 20 trading days immediately preceding the notice of conversion or (b) $3 per share, beginning in August 2019. The note matures in November 2019. The note has prepayment penalties ranging from 110% to 125% of the principal and interest outstanding if repaid within 60 to 180 days from issuance. As of March 31, 2019, the outstanding principal balance of the note is $200,000, with an unamortized debt discount of $15,556.

	184,444	-

On March 28, 2019, the Company signed a convertible promissory note with an investment firm. The $225,000 note was issued at a discount of $20,000 and bears interest at 10% per year. The loan principal and interest are convertible into shares of common stock at the lower of (a) 70% of the lowest traded price of the common stock during the 20 trading days immediately preceding the notice of conversion or (b) $3 per share. The note matures in March 2020.

	-	-

Total Convertible Notes Payable	1,131,322	-

Current Portion of Convertible Notes Payable	1,131,322	-

Long-term Portion of Convertible Notes Payable	$ -	$ -

During the three and nine-month periods ended March 31, 2019, the Company recorded interest expense of $40,578 and $45,022 of amortization of debt discount, included in interest expense.

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three and Nine-Months Ended March 31, 2019 and 2018 (Unaudited)

Note 5 - Related Party Transactions:

Notes Payable

The Company's notes payable obligations to related parties assumed in the acquisition (Note 11) are as follows as of March 31, 2019 and June 30, 2018:

	March 31, 2019	June 30, 2018

Various notes payable to a related party in which the notes accrue interest on the original principal balance at a rate of 8% interest annually and is due on demand. Five of these notes were converted into common stock in accordance with a board resolution at a rate of $.01 per share. One note did not convert.

	$ -	$ 15,000

Various notes payable to a related party in which the note accrues interest on the original principal balance at a rate of 6.25% interest annually and was scheduled to mature in October 2017 and is currently due on demand.

	-	91,000

Note payable to a related party in which the note accrues interest on the original principal balance at a rate of 6.25% interest annually and is due in August 2019.

	-	8,000

Notes payable to a related party in which the note bears no interest and is scheduled to mature on demand.
	-	25,000
Note payable to a related party in which the note accrues interest on the original principal balance at a rate of 9% interest annually and is scheduled to mature in October 2019.

	-	125,000

Note payable to an individual executed February 2018 in which the note accrues interest on the original principal balance at a rate of 18% annually and is due on demand.

	-	10,000

Various notes payable to a related party in which the note accrues interest on the original principal balance at a rate of 10% interest annually through December 31, 2016 at which time the interest rate was reduced to 6.25% interest annually. The notes are scheduled to mature at various dates through July 2021.

	-	211,534

Total Related Party Notes Payable	-	485,534

Current Portion of Related Party Notes Payable	-	485,534

Long-term Portion of Related Party Notes Payable	$ -	$ -

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three and Nine-Months Ended March 31, 2019 and 2018 (Unaudited)

As disclosed in Note 11, the Entertainment segment was sold effective February 6, 2019 in exchange for 38,625 Galaxy common shares. As a result of the sale, the notes payable belonging to this segment was reduced to zero.

Note 5 - Related Party Transactions (Continued):

Other Advances and Commitments

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that it can support its operations or attain adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are unsecured, due on demand, and the amounts outstanding at March 31, 2019 and June 30, 2018 is $0 and $260,173, respectively.

Galaxy pays a related party $7,500 as a collateral fee for securing the Company’s short-term note payable with a certificate of deposit (see Note 4).

Leases

The Company’s technology segment leases property used in operations from a related party under terms of an operating lease. The term of the lease expired on December 31, 2018 when the lease changed to a month-to-month operating lease. The monthly lease payment is $1,500 plus maintenance and property taxes, as defined in the lease agreement. Rent expense for this lease, as well as other month-to-month leases, totaled $21,646 and $10,500 for the three-month periods ended March 31, 2019 and 2018, respectively. Rent expense totaled $24,634 and $14,169 for the nine-month periods ended March 31, 2019 and 2018, respectively.

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

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three and Nine-Months Ended March 31, 2019 and 2018 (Unaudited)

Note 6 - Lease Agreements:

Capital Lease Agreements

Capital lease agreements for vehicles (disclosed in Note 4) require monthly payments totaling $1,066 (ranging from $253 to $461), including interest (ranging from 4.0% to 4.75%), over 5-year terms expiring between April 2019 and July 2020.

Operating Lease Agreements

The Company leases office, retail shop and warehouse facilities under operating leases from a related party (disclosed in Note 5) which require monthly payments of $1,500 and subsequent to December 2018, became a month-to-month operating lease. Rent expense for this lease, as well as other month-to-month leases, totaled $21,646 and $10,500 for the three-month periods ended March 31, 2019 and 2018, respectively. Rent expense totaled $24,634 and $14,169 for the nine-month periods ended March 31, 2019 and 2018, respectively.

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three and Nine-Months Ended March 31, 2019 and 2018 (Unaudited)

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

Private Placement

In March 2018, the Company offered 1,500,000 common shares to qualified investors at $2 per share in a private placement memorandum (“PPM”). The private placement offering period expired in September 2018. Proceeds were raised to purchase inventory, pay merger costs and provide working capital. As a result of the PPM, the Company issued 1,374,850 shares to new investors resulting in proceeds of $2,004,500. The shares issued in the PPM are prior to the Reverse Stock Split.

In May 2018, 50,000 shares of stock (143 shares post-Reverse Stock Split) were issued to the related party in exchange for a $100,000 reduction in the short-term note balance (see Note 4).

On December 19, 2018, the Company issued 75,511 shares as a bonus to a board member for consulting services and as a performance incentive to a key employee.

In December 2018, January 2019 and February 2019, the Company issued commitment fees in the form of 252,271 returnable common shares under convertible notes.  These shares are issued but not outstanding at March 31, 2019. These shares will be considered outstanding upon the exercise of the conversion rights specified in the convertible notes.

During the three-month period ended March 31, 2019, the Company issued 300,000 shares for professional consulting services.

During the three-month period ended March 31, 2019, the Company acquired 38,625 shares from an entity with a common board member under a Share Purchase Agreement related to the sale of Entertainment. These shares are issued but not outstanding at March 31, 2019.

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three and Nine-Months Ended March 31, 2019 and 2018 (Unaudited)

See the capital structure section in Note 1 for disclosure of the equity components included in the Company’s consolidated financial statements.

Note 8 - Income Taxes:

The U.S. Tax Cuts and Jobs Act (TCJA) legislation, enacted on December 22, 2017, reduces the U.S. federal corporate income tax rate from 35.0% to 21.0% and is effective January 1, 2018 for the Company. The Company has not generated any taxable income and has not recorded any current income tax expense at March 31, 2019. Consequently, the tax rate change has had no impact on the Company’s current tax expense but impacts the deferred tax assets and liabilities and will impact future deferred tax assets and liabilities to be recognized.

The Company’s deferred tax assets are primarily comprised of net operating losses (“NOL”) that give rise to deferred tax assets. Estimated net operating losses available at March 31, 2019 amounted to approximately $2,500,000, set to expire through 2038. There is no tax benefit for goodwill impairment, which is permanently non-deductible for tax purposes. Additionally, due to the uncertainty of the utilization of net operating loss carry forwards a valuation allowance equal to the net deferred tax assets has been recorded.

The Company’s effective tax rate differed from the federal statutory income tax rate for the period ended March 31, 2019 is as follows:

Federal statutory rate	21%
State tax, net of federal tax effect	5.25%
Valuation allowance	-26.25%
Effective tax rate	0%

As of March 31, 2019, the Company does not believe that it has taken any tax positions that would require the recording of any additional tax liability nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next twelve months. As of March 31, 2019, the Company’s income tax returns generally remain open for examination for three years from the date filed with each taxing jurisdiction.

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three and Nine-Months Ended March 31, 2019 and 2018 (Unaudited)

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

Galaxy has three customers that accounted for approximately 76% of accounts receivable at March 31, 2019 and 87% of accounts receivable at June 30, 2018. Galaxy has three customers that accounted for approximately 67% and  42% of revenues for the three-month periods ended March 31, 2019 and March 31, 2018, respectively. Galaxy has three customers that accounted for approximately 57% and 52% of revenues for the nine-month periods ended March 31, 2019 and 2018, respectively. The Company routinely assesses the financial strength of its customers and, consequently, believes that its accounts receivable credit risk exposure is limited.

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three and Nine-Months Ended March 31, 2019 and 2018 (Unaudited)

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

There was a $4 million minimum purchase commitment for the 12-month period ended December 31, 2017. This minimum purchase commitment was not met; however, the manufacturer and the Company extended the agreement for an additional year under the same terms. Because the Company did not meet the minimum purchase commitment, the manufacturer can require the Company to work with their sales representative to establish a performance improvement plan, and the manufacturer has the right to terminate the agreement. The agreement expires December 31, 2019.

Consulting Agreement

Galaxy entered into a consulting agreement in May 2017 with two consultants for advisory services through July 2019. In exchange for consulting services provided, these consultants are entitled to receive consulting fees of $15,000 per month and a 5.5% combined equity interest in Galaxy. The 5.5% equity interest was converted to common stock upon the commencement of the Common Controlled Merger Agreement of R&G and Galaxy CO (as described in Note 1). The Company paid the consultants $161,500 and $374,500 in fees and expenses for consulting services provided during the three-month and nine-month periods ended March 31, 2019. No consulting fees were paid under this agreement during the periods ended March 31, 2018. The consulting agreement was renewed effective May 1, 2019 (as described in Note 15).

Consulting Agreement – Magellan FIN, LLC

The Company entered into a consulting agreement in May 2018 for advisory services such as maintaining ongoing stock market support such as drafting and delivering press releases and handling investor requests. The program will be predicated on accurate, deliberate and direct disclosure and information flow from the Company and dissemination to the appropriate investor audiences. In exchange for these consulting services provided, the advisor received $15,000 at contract inception, an additional $4,000 monthly through the term of the agreement, which is April 2019, and 10,000 shares of common stock. The Company incurred no amounts for consulting fees during the three-month period and $23,000 during the nine-month period ended March 31, 2019. No consulting fees were paid under this agreement during the periods ended March 31, 2018.

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three and Nine-Months Ended March 31, 2019 and 2018 (Unaudited)

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

Agency Agreement

Effective December 11, 2018, the Company entered into a contract with Carter, Terry and Company (“CTC”) to act as an agent in raising capital. CTC will have the opportunity to receive a finder’s fee ranging from 4 to 8% relative to the amount of capital raised, if successful. No fees were paid during the three-month or nine-month periods ended March 31, 2019. No fees were paid under this agreement during the periods ended March 31, 2018.

Master Service Agreement

Effective January 2, 2019, the Company entered into a 3 month contract with Invictus Resources for advisory services including among other services, presenting and introducing the Company to the financial community of investors.  The Company paid $75,000 and issued 300,000 common stock shares under this agreement during the three-month period ended March 31, 2019. No advisory fees were paid under this agreement during the period ended March 31, 2018.

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three and Nine-Months Ended March 31, 2019 and 2018 (Unaudited)

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

Three and Nine-Months Ended March 31, 2019 and 2018 (Unaudited)

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

Other assets noted in the table above consist of the differences between the acquired assets and liabilities of Full Circle Entertainment to be distributed to pre-acquisition FLCR shareholders. The Company expects to exercise its option to spin out the Entertainment subsidiary within one year to focus on its primary business plan as discussed herein and distribute all respective Entertainment assets and liabilities to these shareholders. As a result, the Company does not anticipate receiving any economic benefit from the related assets in the table above, nor incurring any obligations from the corresponding liabilities.

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three and Nine-Months Ended March 31, 2019 and 2018 (Unaudited)

Note 11 - Reverse Acquisition (Continued):

The Company sold the Entertainment subsidiary to an entity related by common board member on February 6, 2019. The sale of Entertainment enabled the Company to focus its resources into the operations of the Technology segment. The consideration received for the sale of Entertainment was 38,625 shares of Galaxy common stock at the fair value on the date of the transaction, or $92,700. The fair value of the Galaxy common shares received offset the assets and liabilities of Entertainment, with the difference recorded as a gain on the sale for the nine-months ended March 31, 2019. The gain on the sale has been recorded in general and administrative expenses in the Consolidated Statement of Operations.

The following table presents a summary of Entertainment’s identifiable assets and liabilities at February 6, 2019, the date of the sale:

Assets
Cash	$ 36,290
Property and equipment, net	4,006,426
Receivables	4,500
Inventories	5,610
Other assets	1,522,714

Total Assets	5,575,540

Liabilities
Accounts payable	22,424
Debt	5,393,620
Accrued expenses	127,484

Total Liabilities	5,543,528

Net Assets	32,012

Noncash consideration for net assets of Entertainment	92,700

Gain on Sale	$ 60,688

Note 12 – Stock Plan

An Employee, Directors, and Consultants Stock Plan for the Year 2019 (“Plan”) was established by the Company. The Plan is intended to attract and retain employees, directors and consultants by aligning the economic interest of such individuals more closely with the Company’s stockholders, by paying fees or salaries in the form of shares of the Company’s common stock. The Plan is effective December 28, 2018, and expires December 31, 2019. Common shares of 1,000,000 are reserved for stock awards under the Plan. There were no shares awarded under the Plan as of March 31, 2019.

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three and Nine-Months Ended March 31, 2019 and 2018 (Unaudited)

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

The Entertainment segment owns and operates Georgetown 14 Cinemas, a fourteen-theater movie complex located in Indianapolis, Indiana. Entertainment generates revenues from movie ticket sales and concessions. As part of the merger agreement, the parties have the right to spinout the Entertainment segment to the prior shareholders of FLCR. Management plans to implement the pinout in order to focus on its primary business plan, which is Galaxy. As disclosed in Note 11, the Entertainment segment was sold effective February 6, 2019.

The following table presents a summary of operating information for the nine-month period ended March 31, 2019 for technology and the period from January 1, 2019 to February 6, 2019 for entertainment:

Revenues	Technology	Entertainment
Technology	$ 1,106,540	$ -
Entertainment	-	589,705

Cost of Sales
Technology	948,073	-
Entertainment	-	217,638

Gross Profit	158,467	372,067

General and Administrative Expenses
Technology	3,897,139	-
Entertainment	-	511,812

Other Income (Expense)
Technology	(100,672)	-
Entertainment	-	109,811

Net Loss	$ (3,839,344)	$ (29,934)

GALAXY NEXT GENERATION, INC.

Notes to Consolidated Financial Statements

Three and Nine-Months Ended March 31, 2019 and 2018 (Unaudited)

Note 14 - Going Concern:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had negative working capital of approximately $3,000,000, an accumulated deficit of approximately $2,100,000, and cash used in operations of approximately $2,400,000 at March 31, 2019.

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

On April 18, 2019, the Company signed a $200,000 promissory note with a stockholder and board member. Principal and fixed interest, of $10,000, on the note are due at maturity in July 2019.  Note is personally guaranteed by a different stockholder.

On April 29, 2019, the Company signed a convertible promissory note with an investment firm. The $1,325,000 note was issued at a discount of $92,750 and bears interest at 8% per year. The loan principal and interest are convertible into shares of common stock at the lower of (a) 75% of the lowest traded price of the common stock during the 10 trading days immediately preceding the notice of conversion or (b) $2.75 per share. The note matures in April 2020.

Effective May 1, 2019, the Company renewed a consulting contract with TPI Business Consultants, Inc. The contract calls for an initial payment of 450,000 common shares and then $15,000 monthly. The contract renews annually, unless either party cancels with a 30 day notice.

On May 1, 2019, two convertible notes totaling $736,484 were paid off prior to maturity or conversion.

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

- Attracting new financing to fund our operations and new business development;

- Focusing on increasing traditional sales and gross profit;

- Closely managing operational costs; and

- Improving the functionality and usefulness of our products and services.

Subsequent Events

Galaxy has secured additional funding totaling $1,325,000, which will allow them to continue product expansion, marketing efforts and increase inventory for future sales. The Company is in verbal discussions with a developer for potential new products to launch in the summer of 2019. Galaxy has recently increased their sales channel with the addition of three new resellers and have added a new regional sales rep to their team. Management believes these subsequent events will position them well within the industry.

Sale of Entertainment

On February 6, 2019 Galaxy Next Generation, Inc (“Galaxy” or the “Company”) sold its wholly owned subsidiary FullCircle Entertainment, Inc. (“Entertainment”).  This was done in fulfilment of the Company’s agreement to transfer the ownership of Entertainment, which was contained in that certain merger agreement the Company entered on June 6, 2018 with FullCircle Registry, Inc.  Entertainment owns a cinema complex in Indianapolis, Indiana, and as a result of the sale of Entertainment the Company no longer indirectly owns the cinema complex and does not earn, on a consolidated basis, revenue from that business.  This event should be considered while reviewing the discussion below, especially in relation to the discussion of the entertainment segment.

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

Because of the nature and quality of the Company’s products, the Company provides for the estimated costs of warranties at the time revenue is recognized for a period of five years after purchase as a secondary warranty. The manufacturer also provides a warranty against certain manufacturing and other defects. As of the period ended March 31, 2019 and the June 30, 2018, the Company accrued $1,350 for estimated product warranty claims, which is included in accrued expenses in the accompanying balance sheets. The accrued warranty costs are based primarily on historical experience of actual warranty claims as well as current repair costs. There were no warranty claim expenses during the three-month and nine-month periods ended March 31, 2019 and 2018.

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

Concurrent with the reverse triangular merger with Full Circle Registry, Inc. on June 22, 2018, the Company applied pushdown accounting. Pushdown accounting refers to the use of the acquirer’s basis in the preparation of the acquiree’s separate financial statements as the new basis of accounting for the acquiree.

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

Product Warranty

We generally warrant our product against certain manufacturing and other defects. These product warranties are provided for specific periods of time, depending on the nature of the product, the geographic location of its sales and other factors. As of the periods ended March 31, 2019 and June 30, 2018, we accrued approximately $1,350 for estimated product warranty claims, which is included in accrued expenses in the accompanying balance sheets. The accrued warranty costs are based primarily on historical experience of actual warranty claims as well as current information on repair costs. There were no warranty claims for the three-month and nine-month periods ended March 31, 2019. There was $1,350 in warranty claims for the three-month and nine-month periods ended March 31, 2018.

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

Revenue

Technology:

Revenues recognized were $270,062 and $304,947 for the three-month periods ended March 31, 2019 and 2018, respectively. Revenues recognized were $1,127,648 and $2,148,955 for the nine-month periods ended March 31, 2019 and 2018, respectively. Additionally, deferred revenue amounted to $0 and $219,820 as of March 31, 2019 and June 30, 2018. Revenue fluctuates based on cash flows available for purchases of inventory. During the period being reported, the timeline for inventory orders from overseas manufacturing taking approximately 30 days from order to delivery, with additional time required to deliver and install, impacted when sales were recorded.

Entertainment (see previously mentioned Sale of Entertainment):

Revenues were $78,661 and $0 for the period from January 1, 2019 through February 6, 2019 and three-months ended March 31, 2018, respectively. Revenues were $589,705 and $0 for the period from July 1, 2018 through February 6, 2019 and nine-months period ended March 31, 2018, respectively. Revenues fluctuate based on attendance by customers. Attendance at the theater fluctuates based on viewing options.

Cost of Revenue and Gross Profit Summary

Technology:

Our cost of revenue was $230,833 and $236,243 for the three-month periods ended March 31, 2019 and 2018, respectively. Our cost of revenue was $948,073 and $1,767,601 for the nine month periods ended March 31, 2019 and 2018, respectively. Cost of revenue consists primarily of manufacturing, freight, and installation costs. There are no significant overhead costs which impact cost of revenue.

Our gross margin percentage was 12% and 23% for the three-month periods ended March 31, 2019 and 2018, respectively, excluding office supplies. Our gross margin percentage was 14% and 18% for the nine-month periods ended March 31, 2019 and 2018, respectively, excluding office supplies.

Entertainment (see previously mentioned Sale of Entertainment):

Our cost of revenue was $54,315 and $0 for the period from January 1, 2019 through February 6, 2019 and three-months ended March 31, 2018, respectively.  Our cost of revenue was $217,638 and $0 for the period from July 1, 2018 through February 6, 2019 and nine months period ended March 31, 2018, respectively.  Cost of revenues represent film rental costs and concession food costs primarily.

Our gross margin percentage was 31% for the period from January 1, 2019 through February 6, 2019.  Our gross margin percentage was 63% for the period from July 1, 2018 through February 6, 2019.

Technology

General and Administrative

General and administrative expenses were $1,956,557 and $566,137 for the three-month periods ended March 31, 2019 and 2018, respectively.  General and administrative expenses were $3,897,139 and $1,562,009 for the nine-month periods ended March 31, 2019 and 2018, respectively.  General and administrative expenses consist primarily of salaries and stock compensation expense, office rent, insurance premiums, and professional fees. The increase in general and administrative expenses is directly related to Company growth and the desire to take advantage of market opportunity.

General and administrative expenses include sales and marketing expenses of $6,511 and $1,250 for the three-month and nine-month periods ended March 31, 2019, and 2018, respectively.  Sales and marketing expenses consists primarily of advertising expenses and technology trade shows. The Company expects increased marketing efforts moving forward as they are introducing two new products to the market.

Interest Expense

Interest expenses amounted to $98,940 and $22,207 for the three-month periods ended March 31, 2019 and 2018, respectively.  Interest expenses amounted to $121,780 and $37,238 for the nine-month periods ended March 31, 2019 and 2018, respectively.

Net Loss for the Period

As a result of the foregoing, net loss incurred for the three-month periods ended March 31, 2019 and 2018 was $(2,016,268) and $(519,463), respectively.  As a result of the foregoing, net loss incurred for the nine-month period ended March 31, 2019 and 2018 was $(3,839,344) and $(1,216,837), respectively.

Entertainment (see previously mentioned Sale of Entertainment):

General and Administrative

General and administrative expenses during the period from January 1, 2019 through February 6, 2019 and three-months ended March 31, 2018 was $86,624 and $0, respectively.  General and administrative expenses during the period from July 1, 2018 through February 6, 2019 and nine-months period ended March 31, 2018 was $511,812 and $0, respectively.  General and administrative expenses consist primarily of salaries expense, utilities, depreciation and professional fees.

Interest Expense

Interest expense was $1,953 and $0 for the period from January 1, 2019 through February 6, 2019 and period from July 1, 2018 through February 6, 2019, respectively and primarily related to interest on debt, including the mortgage on the theater building (See Subsequent Events). Interest expense amounted to $41,478 and $0 during the period from July 1, 2018 through February 6, 2019 and the nine-months period ended March 31, 2018, respectively.

Net Income for the Period

As a result of the foregoing, net income for the period from January 1, 2019 through February 6, 2019 and three-months ended March 31, 2018 was $33,240 and $0, respectively. As a result of the foregoing, net loss for the period from July 1, 2018 through February 6, 2019 and nine-months period ended March 31, 2018 was $(29,934) and $0, respectively.

Liquidity and Capital Resources

Consolidated

The Company’s cash totaled $57,899 at March 31, 2019, as compared with $184,255 at June 30, 2018, a decrease of $126,356. Net cash of $2,408,441 was used by operations for the nine-month period ended March 31, 2019. Net cash of $2,282,085 was provided from financing activities for the nine-month period ended March 31, 2019, primarily derived from the issuance of common stock and the proceeds from line of credit and the convertible note payable.

Total current liabilities totaled $3,248,928 and $2,958,369 as of March 31, 2019 and June 30, 2018, respectively, which primarily consists of a line of credit, short term notes payable (June), shareholder payables (June), short term related party payables (June), accrued expenses, accounts payable, deferred revenue (June) and convertible notes payable (March).

To implement our business plan, we may require additional financing. Additional financings may come from future equity or debt offerings that could result in dilution to our stockholders. Further, current adverse capital and credit market conditions could limit our access to capital. We may be unable to raise capital or bear an unattractive cost of capital that could reduce our financial flexibility.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019.

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

Management has conducted, with the participation of our president, our principal executive officer and our principal accounting officer and principal financial officer, an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2019 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of March 31, 2019, our Company’s internal control over financial reporting was not effective based on present Company activity. Our Company is in the process of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over Company activities as well as more stringent accounting policies to track and update our financial reporting.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended March 31, 2019 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

 PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no pending legal proceedings.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL Interactive Data Tables

SIGNATURES

Pursuant to the requirement of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

GALAXY NEXT GENERATION, INC.

Date:  May 15, 2019

/s/ Gary LeCroy

Gary LeCroy

Chief Executive Officer and Director

Date: May 15, 2019

/s/Magen McGahee

Magen McGahee

Chief Financial Officer and Director

Date: May 15, 2019

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Gary Lecroy, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of  Galaxy Next Generation, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated:  May 15, 2019

Galaxy Next Generation, Inc.

By: /s/ Gary Lecroy

       Gary Lecroy

       Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Magen McGahee, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Galaxy Next Generation, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated:  May 15, 2019

 Galaxy Next Generation, Inc.

By:  /s/ Magen McGahee

        Magen McGahee

        Chief Financial Officer

Exhibit 32.1

CERTIFICATION

OF

CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Quarterly Report on Form 10-Q of Galaxy Next Generation, Inc.  (the "Company") for the quarter ending March 31, 2019, I, Gary Lecroy, Chief Executive Officer of the Company hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1.

Such Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2019, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in such Quarterly Report on Form 10-Q for the Quarter ending March 31, 2019, fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  May 15, 2019

Galaxy Next Generation, Inc.

By: Gary Lecroy

       Gary Lecroy

Exhibit 32.2

CERTIFICATION

OF

CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Quarterly Report on Form 10-Q of Galaxy Next Generation, Inc.  (the "Company") for the quarter ending March 31, 2019, I, Magen McGahee, Chief Financial Officer of the Company hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1.

Such Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2019, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in such Quarterly Report on Form 10-Q for the Quarter ending March 31, 2019, fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  May 15, 2019

Galaxy Next Generation, Inc.

By: /s/ Magen McGahee

          Magen McGahee