Form 10-K
period 2019-06-30
GALAXY NEXT GENERATION, INC.
filed 2019-09-30
CIK 1127993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

The number of shares outstanding of the issuer’s Common Stock, as of September 18, 2019 was 12,968,219.

PART I

ITEM 1. BUSINESS.

Corporate History, Nature of Business and Merger

Galaxy Next Generation, Inc. (“Galaxy”) is a distributor of interactive learning technology hardware and software that allows the presenter and participant to engage in a fully collaborative instructional environment. Our products include our own private-label interactive touch screen panel as well as numerous other national and international branded peripheral and communication devices. We provide a multitude of services to our customers, including installation, training, and maintenance.

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

The current distribution channel consists of 30 resellers across the United States who primarily sell our product within the commercial and educational market. While we do not control where our resellers focus their efforts, based on experience, the kindergarten through 12th grade education market is the largest customer base for the product, comprising nearly 90% of all purchases. In addition, Galaxy possesses its own resell channel that sells directly to the Southeast region of the United States.

We believe the market space for interactive technology in the classroom is a perpetual highway of business opportunity. Public and private school systems are in a continuous race to modernize their learning environments. Our goal is to be an early provider of the best and most modern technology available.

We are striving to become the leader in the market for interactive flat panel technology, associated software and peripheral devices for classrooms. Our goal is to provide an intuitive system to enhance the learning environment and create easy to use technology for the teacher, increasing student engagement and achievement. Our products are developed and backed by a management team with more than 30 combined years in the classroom technology space.

On June 22, 2018, Galaxy consummated a reverse triangular merger whereby Galaxy merged with and into FullCircle Registry, Inc.’s (FLCR) newly formed subsidiary, Galaxy MS, Inc. (Galaxy MS or Merger Sub), which was formed specifically for the transaction. Under the terms of the merger, Galaxy’s shareholders transferred all their outstanding shares of common stock to Galaxy MS, in return for FLCR’s Series C Preferred Shares, which were equivalent to approximately 3,065,000,000 shares of the common stock of FLCR on a pre-reverse stock split basis. This represents approximately 89% of the outstanding common stock of FLCR, with the remaining 11% of common stock distributed as follows: (a) an ownership interest of seven percent (7%) to the holders of common stock, pro rata; and (b) four percent (4%) of the common stock to the holders of convertible debt, pro rata. FLCR is an over-the-counter public company traded under the stock symbol FLCR. FLCR owns Georgetown 14 Cinemas, a fourteen-theater movie complex located on approximately seven acres in Indianapolis, Indiana. Prior to the merger, its sole business and source of revenue was from the operation of the theater, and as part of the merger agreement, the parties have the right to spinout the theater to the prior shareholders of FLCR. Effective February 6, 2019, the Company sold its interest in the theater to focus its resources in its technology operations. This filing presents the full year of operations for the technology segment and approximately eight months of activity for the entertainment segment.

Business environment and trends

The educational technology market is currently experiencing substantial growth due to government mandates for improving the education results in the United States. Education, governments, corporations and individuals are recognizing the growing need to utilize technology for more effective delivery of information to educate end users. Today, most classrooms are equipped with some type of smart board technology but given the ever-changing nature of technology, previous investments are becoming obsolete. It is believed that 96% of United States classrooms have a need to update their technology.

There are approximately 132,000 primary and secondary schools and 7,000 higher education entities in the United States. The industry has several hundred technology resellers, selling a variety of products, already selling into these entities directly. Our goal is to target the resellers to gain market share growth in the education technology market.

Opportunities and plan of operations

We believe that our products, both hardware and software, and the products we intend to develop as part of our extensive product road map, positions us to be one of the leading providers of interactive educational products. We believe that the increase in consumer spending along with the ever-evolving increase in standards for curriculum are two driving focuses for the increase in the demand for interactive educational technology. Some additional factors that we believe will impact our opportunity include:

Significant resources are being devoted to primary and secondary education, both in the United States and abroad. As set forth in the Executive Office of the President, Council of Economic Advisers report, United States education expenditure (primary, secondary and post-secondary) has been estimated at approximately $1.3 trillion, with primary and secondary education accounting for close to half ($625 billion) of this spending. Global spending is approximated at roughly triple United States spending for primary and secondary education.

The United States primary and secondary market has always been a point of political debate and scrutiny. With American students ranking far behind other global students in international tests, the United States education system severely impairs the United States’ economic, military and diplomatic security as well as broader components of America’s global leadership.

The demand for Interactive Flat Panels is on the rise. With traditional interactive whiteboards having been in the market for more than fifteen years, many of these technologies are coming to a refresh period and are being replaced with the newer, more advanced interactive flat panels.

We intend to build upon our proven ability to produce and sell interactive classroom products. We have begun to implement the growth strategies described below and expect to continue to do so over the course of the next couple of upcoming years. In order to implement each goal pertaining to growth, the Company may need additional capital to implement each strategy, particularly in relation to the target acquisition(s) of complementary businesses or technologies.

We intend to grow our business by using the following methodology:

Capitalizing on market trends in the educational industry: We believe our long history of selling into the K-12 education market provides us with the expertise to continue to stay on the cutting edge of new product development and needs of the classroom teacher. We also believe our expertise in customer service and training positions us well for expected growth. We intend to build our core business by leveraging the strengths of our leadership and building out a solid team with experience and expertise in our market.

Expanding our reseller channel sales: The educational technology industry is driven a lot by relationships. We intend to continue to grow and expand our resellers in strategic geographical regions so that we are able to leverage the relationships in the local school systems within those regions.

Growth through acquisitions: We believe that the interactive and collaborative classroom has many components and moving parts. We intend to stay on the cutting edge of new products by building out our product offerings and line card through strategic acquisitions. The acquisition(s) provides us with significant opportunities to grow our business by adding complementary products to provide a whole classroom G2 experience to our customers. We intend to pursue acquisitions that provide services within our current core product offerings, extend our geographic reach and expand our product offerings.

Further developing intellectual property: We intend to build upon our success in developing original software that we own and license to other brands, and distributors globally. When we develop an original software or application, we retain the copyright and patent of that content. We will create additional revenue streams from development fees, brand license fees, distribution license fees and ancillary sources.

Expanding our geographic presence: We believe that by expanding our physical presence into select domestic and international regions, we will be better able to attract and retain clients. With a physical presence in strategic locations around the US, we believe we can provide better customer service and offer local services and training resulting in an increase in revenue for those areas.

Our current products

G2SLIM Interactive Flat Panel Displays – Our G2SLIM series of interactive LED panels are available in six sizes – 55”, 65”, 70”, 75”, 86”, and 98”. Each offers 4K resolution that creates images suitable for a range of classroom sizes. They also include a slot for an optional integrated PC with Windows 10. All also include embedded Android computing capability for control, applications, and annotation. G2Slim Interactive LED panels utilize infrared touch tracking technology, offering 20 points of touch for simultaneous interaction of multiple users.

G2SLIM(a) Interactive Flat Panel Displays – Our G2SLIM(a) series of Interactive LED panels follow all the same feature set as the G2Slim series. The (a) series difference is its embedded audio, G2 Spoke system, which includes an amplifier, teacher microphone, student microphone and speaker bar for front of the room projected audio.

G2Spoke – Our G2Spoke audio system is a classroom audio amplification system that includes an audio amplifier, microphones, and speakers to enhance the audio in the classroom and improve the student’s ability to hear, therefore increasing engagement.

G2Multishare – Our G2Multishare software allows for devices in the classroom to wireless connect and present to the panel. The application will support sharing up to 9 simultaneous client devices to the IFPD. The teacher or student devices can be shared, and multiple platforms are supported including; Android, Chromebook, Windows, Mac, and iOS.

G2Overlay – G2Overlay is a control application that gives the user the ability to annotate on the Interactive Flat Panel no matter the input or source being presented. Overlay acts as a control center for the user to quickly access tools and change between apps on the IFPD screen.

G2Accessories – Our product line also includes an accessory portion. These accessories include optional integrated PCs, mobile stands, height adjustable wall mounts, and other cable and installation products.

Logistics and suppliers

Logistics is currently provided by our Toccoa, Georgia facility and multiple import and freight carriers throughout the US. These partners allow the Company to provide affordable freight routes and shorter delivery times to our customers. The Company’s suppliers for ODM and OEM are located in the USA, China, and Korea.

Technical support and service

The Company currently has its technical support and service centers located in Toccoa, Georgia. The Company’s technical support division is responsible for the repair and management of customer service cases.

Sales and marketing

Our sales force consists of two regional account managers in the United States. Our marketing team consists of one Director of Marketing and Brand Strategy. The marketing and sales team drive sales of the entire product line. We also go to market through an indirect channel and use traditional value-added resellers. We support them and train them on the products. We currently have approximately 30 resellers.

Competition

The interactive education industry is highly competitive and has frequent product introductions and quick technological advances. With less barriers on the school technology entry, we face heated competition from other interactive panel developers, manufacturers and distributors. We compete with other developers, manufacturers and distributors of interactive panels and personal computer technologies, tablets, television screens, smart phones, such as Smart Technologies, Promethean, Boxlight Inc, Dell Computers, Samsung, Panasonic and ClearTouch.

Employees

As of June 30, 2019, we had approximately twelve employees, of whom two are executives, three employees are engaged in product development, engineering and research and development, two employees are engaged in sales and marketing, three employees are engaged in administrative and clerical services and two employees are engaged in service and training. In addition, approximately five individuals provide consulting services as independent contractors.

None of our employees are represented by labor organizations. We consider our relationship with our employees to be excellent.

Finances

The Company continues to grow and as such has incurred a financial loss for the year due to operating cost and expenses. We have put a lot of effort into marketing and branding in this past fiscal year in an effort to grow our recognition within the educational technology industry. The Company monitors the financial liabilities very closely.

The Company has recently entered into an agreement with Maxim Group for investment banking services.

The Company knows that additional capital is needed to grow the revenue at the rate the market is trending and hopes to bring additional investors and shareholders into the Company. If we are successful in raising additional capital, those funds will be used for Company expansion using a M&A strategy, as well as, internally by building out the Company’s sales force and improving its marketing efforts.

ITEM 1A. RISK FACTORS.

Not applicable

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITM 2. PROPERTIES.

As of June 30, 2019, we maintained the following operating facilities:

Location	Description	Owned / Leased	Approx. Sq. Ft.

Toccoa, Georgia	Corporate office	Leased (1)	10,500

(1) The lease on this property is with a family member of the majority shareholder. Refer to the financial statements and notes thereto included elsewhere in this Form 10-K.

In the opinion of management of the Company, its property is adequate for its present needs. We do not anticipate difficulty in renewing the existing lease as it expires or in finding alternative facilities if necessary. We believe all of our assets are adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS.

The Company is currently unaware of any pending claims that have arisen in the ordinary course of business. Management believes if any claims were made, they would not have a material adverse effect on the financial position, results of operations, or cash flows if adversely resolved.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of June 30, 2019, our common stock trades on the OTCQB under the trading symbol GAXY.

The following table sets forth, for the periods indicated, the high and low closing prices as reported by OTCQB for our common stock for the year ended June 30, 2019 and the three months ended June 30, 2018. The OTCQB quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Year ended June 30, 2019	High	Low
First Quarter	$75.874	$1.0839
Second Quarter	$5.8400	$2.0500
Third Quarter	$3.9900	$1.3200
Fourth Quarter	$2.9000	$0.8809

Three Months Ended June 30, 2018
Fourth Quarter	$0.007	$0.0021

We have never declared or paid any cash dividends on our common stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. The payment of dividends, if any, in the future is within the discretion of our Board of Directors and will depend on our earnings, capital requirements, financial condition, and other relevant facts. We currently intend to retain all future earnings, if any, to finance the development and growth of our business.

The number of record holders of our common stock at June 30, 2019 was approximately 342.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto and the other financial data appearing elsewhere in this Form 10-K.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis discusses our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates and judgments on historical experience and on various other factors that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue recognition

Theatre Ticket Sales and Concessions

Revenues are generated principally through admissions and concessions sales with proceeds received in cash or via credit card at the point of sale. (See “Sale of FLCE”.)

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

Because of the nature and quality of the Company’s products, the Company provides for the estimated costs of warranties at the time revenue is recognized for a period of five years after purchase as a secondary warranty. The manufacturer also provides a warranty against certain manufacturing and other defects. As of the year ended June 30, 2019 and the three months ended June 30, 2018, the Company accrued $82,350 and $1,350, respectively, for estimated product warranty claims, which is included in accrued expenses in the accompanying balance sheets. The accrued warranty costs are based primarily on historical experience of actual warranty claims as well as current repair costs. The Company recognized $87,374 of product warranty expense related to warranty claims during the year ended June 30, 2019 and $1,350 of warranty expense for the three months ended June 30, 2018.

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

First, under ASU 2014-09, the Company records internet movie ticketing surcharge fees based on the gross transaction price. Previously, the Company recorded such fees net of third-party commission or service fees. This change increased operating revenues and operating expenses, but had no material impact on net income or cash flows from operations.

With respect to other areas impacted by ASC 606 such as the change of accounting for non-redeemed exchange tickets using the proportional method versus the remote method, there was no material impact on net income or cash flows from operations.

Stock Compensation

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting (ASU 2017-09). The ASU provides guidance on the various types of changes which would trigger modification accounting for share-based payment awards. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company adopted this guidance in fiscal year 2019. There was no significant impact on the Company’s statements of operations.

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

Goodwill

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This ASU is effective for interim periods and fiscal years beginning after December 15, 2019, and early adoption is permitted. The Company adopted this guidance in fiscal year 2018. There was no impairment of goodwill at June 30, 2019 and 2018.

Product Warranty

We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time, depending on the nature of the product, the geographic location of its sales and other factors. At June 30, 2019 and 2018, we accrued $82,350 and $1,350, respectively, for estimated product warranty claims. The accrued warranty costs are based primarily on historical experience of actual warranty claims as well as current information on repair costs. The Company recognized $87,374 of product warranty expense for the year ended June 30, 2019 and $1,350 of warranty expense during the three months ended June 30, 2018.

Derivative Liabilities

The Company generally does not use derivative financial instruments to hedge exposures to cash flow or market risks.  However, certain other financial instruments, such as warrants and embedded conversion features on convertible debt, are classified as derivative liabilities due to protection provisions within the agreements.  Such financial instruments are initially recorded at fair value using the Monte Carlo model and subsequently adjusted to fair value at the close of each reporting period.  The Company accounts for derivative instruments and debt instruments in accordance with ASC 815, ASU 2017-11, and associated pronouncements related to the classification and measurement of warrants and instruments with conversion features.

Recent Accounting Pronouncements Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU is intended to improve the reporting of leasing transactions to provide users of financial statements with more decision-useful information. This ASU will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, using a modified retrospective approach. Early adoption is permitted. The Company is evaluating the potential impact that adoption will have on its financial statements and related disclosures.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

Revenue

Technology:

Revenues recognized were $1,292,353 for the year ended June 30, 2019. Additionally, deferred revenue amounted to $247,007 as of June 30, 2019. Revenues increased from the three months ending June 30, 2018, because this was the first complete year of operations.

Theater:

Revenues were $589,705 for the period from July 1, 2018 through February 6, 2019. Revenues fluctuate based on attendance by customers which fluctuates based on viewing options, however, the increase as compared to the three months ending June 30, 2018 is because this was approximately an eight month period operations. See Sale of FLCE.

Cost of Revenue and Gross Profit Summary

Technology:

Our cost of revenue was $1,545,093 for the year ended June 30, 2019 consisting primarily of manufacturing, freight, warranty and installation costs. There are no significant overhead costs which impact cost of revenue.

Our gross margin percentage was -19.6% for the year ended June 30, 2019.

Theater:

Our cost of revenue was $221,238 for the period from July 1, 2018 through February 6, 2019.  Cost of revenues represent film rental costs and concession food costs primarily.

Our gross margin percentage was 62.5% for the period from July 1, 2018 through February 6, 2019.  See Sale of FLCE.

Operating Expenses Summary

Technology

Sales and Marketing

Sales and marketing expenses were $42,991 for the year ended June 30, 2019. Such expenses consist primarily of advertising expenses and presentations at technology trade shows and are included in total general and administratives expenses. The Company is making efforts to develop new technology and to market that technology through advertising.

General and Administrative

General and administrative expenses were $5,408,917 for the year ended June 30, 2019 consisting primarily of salary expense, office rent, insurance premiums, and professional fees. Of this amount, $2,416,934 of consulting fees and employee compensation were paid through the issue of stock, which did not impact the Company's cash.

Interest Expense

Interest expenses amounted to $292,391 for the year ended June 30, 2019. During the year ended June 30, 2019, the Company amortized $89,279 of debt discounts to interest expense. Significant noncash transactions involving interest expense during the year ended June 30, 2019 included prepayment penalty interest of $134,461 due to the advance repayment of two convertible notes.

During the year ended June 30, 2019, the Company amortized $644,055 of original issue discount on derivative instruments to interest accretion.

Other Income and Expense

The outstanding warrants and conversion features in convertible notes meet the definition of a derivative liability instrument because the exercise price of the warrants and the conversion rates are variable.  As a result, the outstanding warrants and conversion features of the notes are recorded as a derivative liability at fair value and marked-to-market each period with the changes in fair value charged or credited to income.  A derivative liability of $1,025,944 is recorded at June 30, 2019 and a change in fair value of the derivative warrant liability from inception to June 30, 2019 of $89,198 was incurred.  In addition, the initial fair value of the derivative instruments was accreted by $644,055 during the year ended June 30, 2019.  These amounts do not impact cash.

Net Loss for the Period

As a result of the foregoing, net loss incurred for the period ended June 30, 2019 was $6,629,669.

Theater

General and Administrative

General and administrative expenses for the period from July 1, 2018 through February 6, 2019 was $427,620 and was made up primarily of salary expense, general overhead, depreciation and professional fees.

Interest Expense

Interest expense was $41,460 for the period from July 1, 2018 through February 6, 2019 and is primarily related to the mortgage on the theater building.

Net Loss for the Period

As a result of the foregoing, net loss for the period from July 1, 2018 through February 6, 2019 was $33,448.

Liquidity and Capital Resources

Consolidated and Combined

The Company’s cash totaled $169,430 at June 30, 2019, as compared with $184,255 at June 30, 2018, a decrease of $14,825. Net cash of $3,907,348 was used by operations for the year ended June 30, 2019. Net cash of $3,892,523 was provided from financing activities which was primarily derived from proceeds from convertible notes payable and the issuance of common stock as part of the private placement.

Total current liabilities were $6,395,904 which primarily consists of a line of credit, convertible notes payable, derivative liability, accrued expenses and accounts payable.

To implement our business plan, we may require additional financing. Additional financing may come from future equity or debt offerings that could result in dilution to our stockholders. Further, current adverse capital and credit market conditions could limit our access to capital. We may be unable to raise capital or bear an unattractive cost of capital that could reduce our financial flexibility.

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

Off-Balance Sheet Arrangements

Other than office lease commitments discussed in Note 6 and commitments discussed in Note 7 to our financial statements, we do not have any off-balance sheet arrangements.

Sale of FLCE

On February 6, 2019 the Company sold its wholly owned subsidiary FullCircle Entertainment, Inc. (“FLCE”).  FLCE operated a movie theater in Indianapolis, Indiana.  The operations of FLCE were accounted for as a separate segment from the other operations of the Company as described herein.  As a result of the sale, the Company no longer has separate segments to account for.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements

June 30, 2019 and 2018

SOMERSET
CPAs AND ADVISORS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Galaxy Next Generation, Inc.
Toccoa, Georgia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Galaxy Next Generation, Inc. (the "Company") as of June 30, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the year ended June 30, 2019 and three month period ended June 30, 2018 and the related consolidated notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2019 and June 30, 2018, and the results of their operations and their cash flows for the year ended June 30, 2019 and three month period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

We have served as the Company's auditor since 2018.

Somerset CPAs PC

Indianapolis, Indiana
September 30, 2019

CHICAGO
200 South Wacker Drive, 31st Floor
Chicago, IL 60606

INDIANAPOLIS
3925 River Crossing Pkwy, Suite 300
Indianapolis, IN 46240

NASHVILLE
3102 West End Ave., Suite 400
Nashville, TN 37203

317.472.2200 | 800.469.7206 | somersetcpas.com

GALAXY NEXT GENERATION, INC.
Consolidated Balance Sheets
June 30, 2019 and 2018

Assets	2019	2018
Current Assets
Cash	$ 169,430	$ 184,255
Accounts receivable, net	15,297	341,726
Accounts receivable - unbilled	247,007	-
Inventories, net	648,715	586,764
Prepaid and other current assets	20,898	2,764

Total Current Assets	1,101,347	1,115,509

Property and Equipment, net (Note 2)	26,765	4,254,451

Other Assets
Goodwill (Note 11)	834,220	892,312
Other assets (Note 11)	-	1,522,714

Total Other Assets	834,220	2,415,026

Total Assets	$ 1,962,332	$ 7,784,986

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Line of credit (Note 3)	$ 1,230,550	$ 547,603
Convertible notes payable, net of discount (Note 4)	2,124,824	-
Derivative liability, convertible debt features and warrants	1,025,944	-
Current portion of long term notes payable (Note 4)	279,346	362,181
Accounts payable	690,882	771,080
Accrued expenses	597,351	146,978
Advances from stockholders (Note 5)	-	260,173
Deferred revenue	247,007	219,820
Short term notes payable - (Note 4)	-	165,000
Short term notes payable - related party (Note 5)	200,000	485,534

Total Current Liabilities	6,395,904	2,958,369

Noncurrent Liabilities
Noncurrent portion of accounts payable	174,703	-
Notes payable, less current portion (Note 4)	1,607	4,524,347

Total Liabilities	6,572,214	7,482,716

Stockholders' Equity (Deficit) (Notes 1, 7, and 11)
Common stock	1,072	965
Additional paid-in capital	4,859,731	3,108,873
Accumulated deficit	(9,470,685)	(2,807,568)

Total Stockholders' Equity (Deficit)	(4,609,882)	302,270

Total Liabilities and Stockholders' Equity (Deficit)	$ 1,962,332	$ 7,784,986

See accompanying notes to the consolidated financial statements

GALAXY NEXT GENERATION, INC.
Consolidated Statements of Operations
For the Year Ended June 30, 2019 and Three Months Ended June 30, 2018

	2019	2018
Revenues
Technology interactive panels and related products	$ 1,265,786	$ 161,927
Entertainment theater ticket sales and concessions	589,705	34,946
Technology office supplies	26,567	10,827

Total Revenues	1,882,058	207,700

Cost of Sales
Technology interactive panels and related products	1,545,093	171,304
Entertainment theater ticket sales and concessions	221,238	6,804

Total Cost of Sales	1,766,331	178,108

Gross Profit	115,727	29,592

General and Administrative Expenses
Stock compensation and stock issued for services	2,416,934	645,200
General and administrative	3,421,336	726,328

Loss from Operations	(5,722,543)	(1,341,936)

Other Income (Expense)
Other income	126,530	4,937
Expenses related to convertible notes payable:
Change in fair value of derivative liability	(89,198)	-
Interest accretion	(644,055)	-
Interest expense	(333,851)	(33,124)

Total Other Income (Expense)	(940,574)	(28,187)

Net Loss before Income Taxes	(6,663,117)	(1,370,123)

Income taxes (Note 8)	-	-

Net Loss	$(6,663,117)	$(1,370,123)

Net Basic and Fully Diluted Loss Per Share	$ (0.658)	$ (0.155)

Weighted average common shares outstanding
Basic and fully diluted	10,128,435	8,864,480

Fully diluted	10,518,750	8,864,480

See accompanying notes to the consolidated financial statements

GALAXY NEXT GENERATION, INC.
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the Year Ended June 30, 2019 and Three Months Ended June 30, 2018
					Total
	Common Stock		Additional	Accumulated	Stockholder's
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)

Balance, March 31, 2018	8,572,233	$ 600	$ 104,226	$ (1,437,445)	$ (1,332,619)

Common stock issued for services in
April and May 2018 (Notes 7 and 10)	100	-	70,000	-	70,000

Common stock issued as part of the
private placement from April to June 2018 (Note 7)	1,954	-	1,367,500	-	1,367,500

Common stock issued for employee
services in May 2018 (Note 7)	822	-	575,200	-	575,200

Common stock issued in exchange for
debt reduction in June 2018 (Note 7)	143	-	100,000	-	100,000

Issuance of common stock to FullCircle
Registry, Inc. common stockholders in
connection with acquisition in June 2018 (Note 11)	687,630	232	567,603	-	567,835

Issuance of common stock to FullCircle
Registry, Inc. convertible debt holders in
connection with acquisition in June 2018 (Note 11)	392,931	133	324,344	-	324,477

Consolidated net loss	-	-	-	(1,370,123)	(1,370,123)

Balance, June 30, 2018	9,655,813	965	3,108,873	(2,807,568)	302,270

Common stock issued as part of the
private placement in September 2018	182,255	-	637,000	-	637,000

Common stock issued for warrants for services and convertible
debt in January 2019	242,271	24	591,859	-	591,883

Common stock issued for warrants for servives and convertible
debt in February 2019	150,000	15	370,485	-	370,500

Non-cash consideration for net assets
of Entertainment in February 2019	-	(4)	(92,696)	-	(92,700)

Sale of net assets to FCLR in February 2019	-	-	(1,511,844)	-	(1,511,844)

Common stock issued for warrants for services in
March 2019	100,000	10	219,990	-	220,000

Common stock issued for services in
May 2019	62,790	7	128,085	-	128,092

Common stock issued for cashless exercise of warrant
in May 2019	381,944	-	-	-	-

Settlement of conversion features and warrants in April and May 2019	-	-	301,575	-	301,575

Common Stock issued under Stock Plan
in May 2019	450,000	45	854,955	-	855,000

Common stock issued for services in
June 2019	33,828	4	90,655	-	90,659

Common stock issued under Stock Plan in
June 2019	60,000	6	160,794	-	160,800

Consolidated net loss	-	-	-	(6,663,117)	(6,663,117)

Balance, June 30, 2019	11,318,901	$ 1,072	$ 4,859,731	$ (9,470,685)	$ (4,609,882)

See accompanying notes to the consolidated financial statements

GALAXY NEXT GENERATION, INC.
Consolidated Statements of Cash Flows
For the Year Ended June 30, 2019 and Three Months Ended June 30, 2018

	2019	2018
Cash Flows from Operating Activities
Net loss	$ (6,663,117)	$ (1,370,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	221,260	5,222
Amortization of convertible debt discounts	89,279	-
Accretion and settlement of financing instruments
and change in fair value of derivative liability	733,258	-
Gain on sale of Entertainment (Note 11)	(60,688)	-
Stock compensation and stock issued for services	2,417,041	645,200
Changes in assets and liabilities:
Accounts receivable	74,922	(290,402)
Inventories	(67,561)	(225,398)
Prepaid expenses and other assets (Note 11)	(1,566,268)	11,545
Accounts payable	175,021	(100,880)
Accrued expenses	712,318	(38,902)
Deferred revenue	27,187	219,820

Net cash used in operating activities	(3,907,348)	(1,143,918)

Cash Flows from Investing Activities
Acquisition of net assets (Note 11)	-	22,205

Cash Flows from Financing Activities
Proceeds from line of credit, net	682,947	19,000
Proceeds from convertible notes payable	2,495,235	-
Principal payments on capital lease obligations	(11,486)	(8,722)
Payments on advances from shareholders, net	(111,173)	(88,436)
Proceeds from issuance of common stock (Note 7)	637,000	1,367,500
Proceeds from notes payable	-	6,150
Proceeds from notes payable - related parties	200,000	-

Net cash provided by financing activities	3,892,523	1,295,492

Net (Decrease) Increase in Cash and Cash Equivalents	(14,825)	173,779

Cash, Beginning of Period	184,255	10,476

Cash, End of Period	$ 169,430	$ 184,255

Supplemental and Non Cash Disclosures
Non-cash consideration for sale of Entertainment	$ 92,700	$ -

Non-cash payments from proceeds of convertible
debt for interest and fees	$ 134,461	$ -

Non-cash principal payments from proceeds
of convertible debt	$ 602,024	$ -

Accretion of discount on convertible notes payable	$ 644,055	$ -

Cash paid for interest	$ 402,903	$ 33,124

Reduction of note payable in exchange for common stock (Note 4)	$ -	$ 100,000

Sale of Entertainment	$ 1,511,844	$ -

See accompanying notes to the consolidated financial statements

Note 1 - Summary of Significant Accounting Policies

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

In recognition of Galaxy’s merger with FLCR, several things occurred: (1) FLCR amended its articles of incorporation to change its name from FullCircle Registry, Inc. to Galaxy Next Generation, Inc.; (2) Galaxy and FLCR changed its fiscal year end to June 30, effective June 2018; (3) FLCR authorized shares of preferred stock were increased to 200,000,000 and authorized shares of common stock were increased to 4,000,000,000, (prior to the Reverse Stock Split) both with a par value of $0.0001; and (4) the Board of Directors and Executive Officers approved Gary LeCroy, President and Director; Magen McGahee, Secretary and Director; and Carl Austin, Director; and (5) the primary business operated by the combined company became the business that was operated by Galaxy.

Note 1 - Summary of Significant Accounting Policies (Continued)

Corporate History, Nature of Business and Mergers (Continued)

Galaxy is a manufacturer and U.S. distributor of interactive learning technology hardware and software that allows the presenter and participant to engage in a fully collaborative instructional environment. Galaxy’s products include Galaxy’s own private-label interactive touch screen panel as well as numerous other national and international branded peripheral and communication devices. New technologies like Galaxy’s own touchscreen panels are sold along with renowned brands such as Google Chromebooks, Microsoft Surface Tablets, Lenovo & Acer computers, Verizon WiFi and more. Galaxy’s distribution channel consists of approximately 30 resellers across the U.S. who primarily sell its products within the commercial and educational market. Galaxy does not control where the resellers focus their resell efforts; however, the K-12 education market is the largest customer base for Galaxy products comprising nearly 90% of Galaxy’s sales. In addition, Galaxy also possesses its own reseller channel where it sells directly to the K-12 market, primarily throughout the Southeast region of the United States.

As disclosed in Note 11, the Entertainment segment was sold on February 6, 2019 in exchange for 38,625 Galaxy common shares.

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

Due to the change in year-end, the Company’s fiscal year 2018 was shortened from 12 months to 3 months and ended on June 30, 2018. Further, the financial statements as of June 30, 2019 and 2018 represent the financial information of the Company subsequent to the acquisition. All intercompany transactions and accounts have been eliminated in the consolidation.

The Company’s financial reporting segments are Technology (reflecting the operations of Galaxy) and Entertainment (reflecting the operations of the movie theater). The Company is an over-the-counter public company traded under the stock symbol listing GAXY (formerly FLCR).

Note 1 - Summary of Significant Accounting Policies (Continued)

Segment Reporting

With the reverse merger between Galaxy and FLCR on June 22, 2018, the Company identified two reportable segments: Technology and Entertainment. Segment determination is based on the internal organization structure, management of operations and performance evaluation by management and the Company’s Board of Directors. Separate management of each segment is required because each business unit is subject to different operational issues and strategies.

The Technology segment sells interactive learning technology hardware and software that allows the presenter and participant to engage in a fully collaborative instructional environment. Galaxy’s products include Galaxy’s own private-label interactive touch screen panel as well as numerous other national and international branded peripheral and communication devices.

The Entertainment segment owns and operates Georgetown 14 Cinemas, a fourteen-theater movie complex located in Indianapolis, Indiana. Entertainment generates revenues from movie ticket sales and concessions. As part of the merger agreement, the parties have the right to spinout the Entertainment segment to the prior shareholders of FLCR. Management plans to focus on its primary business plan, which is Galaxy. As disclosed in Note 11, the Entertainment segment was sold to an entity with a common board member on February 6, 2019.

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

Significant estimates used in preparing the consolidated financial statements include those assumed in computing the allowance for doubtful accounts, inventory reserves, product warranty liabilities, valuation of goodwill, valuation of convertible notes payable and related warrants, and the valuation of deferred tax assets. It is reasonably possible that the significant estimates used will change within the next year.

Note 1 - Summary of Significant Accounting Policies (Continued)

Capital Structure

In accordance with ASC 505, Equity, the Company’s capital structure is as follows:

	June 30, 2019
	Authorized	Issued	Outstanding

Common stock	4,000,000,000	11,318,901	11,280,276	$.0001 par value, one vote per share

Preferred stock	200,000,000	-	-	$.0001 par value, one vote per share

Preferred stock - Class A	750,000	-	-	$.0001 par value; no voting rights

Preferred stock - Class B	1,000,000	-	-	Voting rights of 10 votes for 1 Preferred B share; 2% preferred dividend payable annually

Preferred stock - Class C	9,000,000	-	-	$.0001 par value; 500 votes per share, convertible to common stock

	June 30, 2018
	Authorized	Issued	Outstanding

Common stock	4,000,000,000	9,655,813	9,655,813	$.0001 par value, one vote per share

Preferred stock	200,000,000	-	-	$.0001 par value, one vote per share

Preferred stock - Class A	750,000	-	-	$.0001 par value; no voting rights

Preferred stock - Class B	1,000,000	-	-	Voting rights of 10 votes for 1 Preferred B share; 2% preferred dividend payable annually

Preferred stock - Class C	9,000,000	-	-	$.0001 par value; 500 votes per share, convertible to common stock

There is no publicly traded market for the preferred shares.

There are 102,023,065 common shares reserved at June 30, 2019 under terms of the convertible debt agreements and Stock Plan (see Notes 4 and 13).

There are 8,945,393 issued common shares that are restricted as of June 30, 2019. The shares will become free-trading upon satisfaction of certain terms within the convertible debt agreements.

Note 1 - Summary of Significant Accounting Policies (Continued)

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

Revenue Recognition

Technology Interactive Panels and Related Products

The Company derives revenue from the sale of interactive panels and other related products. Sales of these panels may also include optional equipment, accessories and services (installation, training and other services, maintenance and warranty services). Product sales and installation revenue are recognized when all of the following criteria have been met: (1) products have been shipped or customers have purchased and accepted title to the goods; service revenue for installation of products sold is recognized as the installation services are performed, (2) persuasive evidence of an arrangement exists, (3) the price to the customer is fixed, and (4) collectability is reasonably assured.

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

Because of the nature and quality of the Company’s products, the Company provides for the estimated costs of warranties at the time revenue is recognized for a period of five years after purchase as a secondary warranty. The manufacturer also provides a warranty against certain manufacturing and other defects. As of June 30, 2019 and 2018, the Company accrued $82,350 and $1,350, respectively, for estimated product warranty claims, which is included in accrued expenses in the accompanying consolidated balance sheets. The accrued warranty costs are based primarily on historical warranty claims as well as current repair costs. There was $87,374 and $1,350 of warranty expenses for the year ended June 30, 2019 and the three months ended June 30, 2018, respectively.

Note 1 - Summary of Significant Policies (Continued)

Revenue Recognition (Continued)

The Company is negotiating a warranty settlement with one of its manufacturers. At June 30, 2019, the Company accrued $209,316 payable to this manufacturer to be paid over 24 months.

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

The Company sells equipment with embedded software to its customers. The embedded software is not sold separately, and it is not a significant focus of the Company’s marketing efforts. The Company does not provide post-contract customer support specific to the software or incur significant costs that are within the scope of FASB guidance on accounting for software to be leased or sold. Additionally, the functionality that the software provides is marketed as part of the overall product. The software embedded in the equipment is incidental to the equipment as a whole.

Entertainment Theater Ticket Sales and Concessions

Revenues are generated principally through admissions and concessions sales with proceeds received in cash or via credit card at the point of sale.

Note 1 - Summary of Significant Accounting Policies (Continued)

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

Accounts Receivable

The Company reports accounts receivable at invoiced amounts less an allowance for doubtful accounts. Interest is not charged on past due accounts. Management reviews each receivable balance and estimates that portion, if any, of the balance that will not be collected. The carrying amount of the accounts receivable is then reduced by an allowance based on management’s estimate. Management deemed no allowance for doubtful accounts was necessary at June 30, 2019 and 2018. At June 30, 2019, $247,007 of total accounts receivable were considered unbilled and recorded as deferred revenue. There were no amounts considered unbilled at June 30, 2018.

Inventories

Inventory is stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out (FIFO) method of accounting. All inventory at June 30, 2019 and 2018, represents goods available for sale. Galaxy inventory is mostly comprised of interactive panels and accessories while FLCE inventory consists of concession inventory such as popcorn, soft drinks, and candy. Management estimates $20,000 and $0 of obsolete or slow-moving inventory reserves at June 30, 2019 and 2018, respectively.

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

Note 1 - Summary of Significant Accounting Policies (Continued)

Property and Equipment (Continued)

Property and equipment at June 30, 2019 and the estimated useful lives used in computing depreciation, are as follows:

Furniture and fixtures

5 years

Equipment

5 years

Vehicles

5 years

Property and equipment at June 30, 2018, and the estimated useful lives used in computing depreciation, are as follows:

Building

40 years

Building improvements

8 years

Vehicles

5 years

Equipment

5 – 8 years

Furniture and fixtures

5 years

Depreciation is provided using the straight-line method over the estimated useful lives of the depreciable assets. Depreciation expense was $221,260 and $5,222 for the year ended June 30, 2019 and the three months ended June 30, 2018, respectively.

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

Note 1 - Summary of Significant Accounting Policies (Continued)

Goodwill (Continued)

If the fair value of a reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and no further testing is required. If determined to be impaired, an impairment charge is recorded as a general and administrative expense within the Company’s consolidated statement of operations.

Distinguishing Liabilities from Equity

The Company relies on the guidance provided by ASC Topic 480, Distinguishing Liabilities from Equity, to classify certain convertible instruments. The Company first determines whether a financial instrument should be classified as a liability. The Company determines a liability classification if the financial instrument is mandatorily redeemable, or if the financial instrument, other than outstanding shares, embodies a conditional obligation that the Company must or may settle by issuing a variable number of its equity shares.

If the Company determines that a financial instrument should not be classified as a liability, the Company determines whether the financial instrument should be presented between the liability section and the equity section of the balance sheet (“temporary equity”). The Company determines temporary equity classification if the redemption of the financial instrument is outside the control of the Company (i.e. at the option of the holder). Otherwise, the Company accounts for the financial instrument as permanent equity.

Initial Measurement

The Company records financial instruments classified as liability, temporary equity or permanent equity at issuance at the fair value, or cash received.

Subsequent Measurement – Financial Instruments Classified as Liabilities

The Company records the fair value of financial instruments classified as liabilities at each subsequent measurement date.

The changes in fair value of financial instruments classified as liabilities are recorded as other income (expense).

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

Note 1 - Summary of Significant Accounting Policies (Continued)

Income Taxes (Continued)

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Under the asset and liability method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion or all of the deferred tax asset will not be utilized.

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

Stock-based Compensation

The Company records stock-based compensation in accordance with the provisions set forth in ASC 718, Stock Compensation, using the modified prospective method. ASC 718 requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards. The Company, from time to time, may issue common stock to acquire services or goods from non-employees. Common stock issued to persons other than employees or directors are recorded on the basis of their fair value.

Earnings (Loss) per Share

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding during the period. The Company's convertible notes and warrants are excluded from the computation of diluted earnings per share as they are anti-dilutive due to the Company's losses during those periods.

Share capital was restated as of the beginning of the three month period ended June 30, 2018, consistent with the accounting presentation requirement to retroactively adjust the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree in a reverse acquisition.

Fair Value of Financial Instruments

The Company categorized its fair value measurements within the fair value hierarchy established by generally accepted accounting principles. The hierarchy is based on the valuation inputs used to measure the fair value of the asset. Level 1 inputs are quoted prices in active markets for identical assets; Level 2 inputs are significant other observable inputs; Level 3 inputs are significant unobservable inputs.

As of June 30, 2019 and 2018, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. All such assets and liabilities are considered to be Level 3 in the fair value hierarchy defined above.

Note 1 - Summary of Significant Accounting Policies (Continued)

Derivative Liabilities

The Company generally does not use derivative financial instruments to hedge exposures to cash flow or market risks. However, certain other financial instruments, such as warrants and embedded conversion features on the convertible debt, are classified as derivative liabilities due to protection provisions within the agreements.  Such financial instruments are initially recorded at fair value using the Monte Carlo model and subsequently adjusted to fair value at the close of each reporting period.  The Company accounts for derivative instruments and debt instruments in accordance with the interpretive guidance of ASC 815, ASU 2017-11, and associated pronouncements related to the classification and measurement of warrants and instruments with conversion features.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is effective for public entities for annual reporting periods beginning after December 15, 2018. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company does not expect any material impact of ASU 2016-02 on the consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company adopted ASU 2017-11 in its consolidated financial statements and related disclosures on January 1, 2019, the first interim period after the effective date of the ASU.

Note 1 - Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

In August 2018, the U.S. Securities and Exchange Commission ("SEC") adopted the final rule under SEC Release No. 33-10532 Disclosure Update and Simplification, to eliminate or modify certain disclosure rules that are redundant, outdated, or duplicative of U.S. GAAP or other regulatory requirements. Among other changes, the amendments eliminated the annual requirement to disclose the high and low trading prices of our common stock. In addition, the amendments provide that disclosure requirements related to the analysis of shareholders' equity are expanded for interim financial statements. An analysis of the changes in each caption of shareholders' equity presented in the balance sheet must be provided in a note or separate statement, as well as the amount of dividends per share for each class of shares. This rule was effective on November 5, 2018; and adopted during the year ended June 30, 2019 with little impact on the consolidated financial statements.

Note 2 - Property and Equipment

Property and equipment are comprised of the following at:

	June 30, 2019	June 30, 2018
Land and buildings	$-	$ 4,937,069
Building improvements	-	363,083
Vehicles	74,755	92,353
Equipment	5,000	1,470,709
Furniture and fixtures	12,598	12,598
	92,353	6,875,812
Accumulated depreciation	(65,588)	(2,621,361)

Property and equipment, net	$26,765	$ 4,254,451

As disclosed in Note 11, the net assets of the Entertainment segment were sold on February 6, 2019. The property and equipment related to this segment are zero at June 30, 2019.

Note 3 - Line of Credit

The Company has a $1,250,000 line of credit at June 30, 2019 bearing interest at prime plus 0.05% (6.0% at June 30, 2019) which expires December 2019. The current terms of the line of credit were renegotiated from maximum borrowings of $750,000 at June 30, 2018 with interest at prime plus 1% (5.5% as of June 30, 2018). The line of credit is collateralized by certain real estate owned by a family member of a stockholder, 850,000 shares of the Company's common stock owned by two stockholders, personal guarantees of two stockholders, and a key man life insurance policy. A minimum average bank balance of $50,000 is required as part of the line of credit agreement. In addition, a 20% curtailment of the outstanding balance may occur during 2019. The outstanding balance was $1,230,550 and $547,603 at June 30, 2019 and 2018, respectively.

Notes 4 - Notes Payable

Long Term Notes Payable

The Company's long term notes payable obligations to unrelated parties are as follows at:

	June 30, 2019	June 30, 2018

The Company has a note payable with a bank. Previous terms had maturity set at December 2018 and accrued interest at 2.10% annually. The note agreement was amended and now bears interest at 3.10% and matures in December 2019. The note is guaranteed by a stockholder and collateralized by a certificate of deposit owned by a related party. In May 2018, 50,000 shares of stock were issued to the related party in exchange for a $100,000 reduction in the short-term note balance.

	$ 274,900	$ 275,000

Note payable to an individual executed March 2018 in which the note accrues interest on the original principal balance at a rate of 6.25% annually.  Interest payments are due annually with principal due March 2021.

	-	75,000

Mortgage payable with interest at 4.75%, and monthly payments of

$34,435 through December 31, 2016. The note was modified during 2017. After the modification, the interest rate was 2.5% annually with monthly payments of $15,223 through July 15, 2020, and a balloon payment due at maturity. The mortgage payable is secured by the building and land and guaranteed by related parties.

	-	4,512,710

Note payable to a financial institution for a vehicle with monthly installments of $153 maturing June 2022.
	-	6,150

Capital leases with a related party for 3 delivery vehicles with monthly installments ranging from $253 to $461, including 4% to 4.75% interest, maturing over 5-year terms expiring between July 2019 and July 2020. One of the capital leases was paid in full in April 2019 leaving 2 delivery vehicle capital leases remaining.	6,053	17,668

Total Non-Related Party Notes Payable	280,953	4,886,528

Current Portion of Non-Related Party Notes Payable	279,346	362,181

Long-term Portion of Non-Related Party Notes Payable	$ 1,607	$ 4,524,347

As disclosed in Note 11, the Entertainment segment was sold effective February 6, 2019. The notes payable related to this segment are zero at June 30, 2019.

Note 4 - Notes Payable (Continued)

Long Term Notes Payable (Continued)

Future minimum principal payments on the non-related party long term notes payable are as follows:

Year ending June 30,
2020	$ 279,346
2021	1,607
$ 280,953

Short Term Notes Payable

The Company's short term notes payable obligations to unrelated parties assumed in the acquisition (Note 11) are as follows:

	June 30, 2019	June 30, 2018
Note payable to individual and bears interest at a rate of 8% annually and is due on demand.
	$ -	$ 20,000

Note payable to individual and bears interest at a rate of 8% annually and is due on demand.
	-	10,000

Notes payable to individuals in which the notes accrue interest on the original principal balance at a rate of 6.25% annually and are due on demand.

	-	60,000
Note payable to an individual in which the note accrues interest on the original principal balance at a rate of 6.25% annually and whose original maturity of August 2018 was extended to August 2019.

	-	25,000
Note payable to an individual in which the note accrues interest on the original principal balance at a rate of 6.25% annually and is due on demand.

	-	25,000

Note payable to an individual in which the note accrues interest on the original principal balance at a rate of 10% annually and is due on demand.

	-	25,000

Total Short Term Non-Related Party Notes Payable	$ -	$ 165,000

Note 4 - Notes Payable (Continued)

As disclosed in Note 11, the Entertainment segment was sold effective February 6, 2019. The short term notes payable obligations to unrelated parties related to this segment are zero at June 30, 2019.

Convertible Notes Payable

	June 30, 2019	June 30, 2018

On January 16, 2019, the Company signed a convertible promissory note with an investor. The $382,000 note was issued at a discount of $38,200 and bears interest at 12% per year. The Company issued 92,271 common shares to the investor. The note principal and interest are convertible into shares of common stock at the lower of (a) 70% of the lowest traded price of the common stock during the 20 trading days immediately preceding the notice of conversion or (b) $3 per share, beginning in June 2019. The note matures in July 2019 (Note 16). The note has prepayment penalties ranging from 110% to 125% of the principal and interest outstanding if repaid within 60 to 180 days from issuance.

	$ 382,000	$ -

On February 22, 2019, the Company signed a convertible promissory note with an investor. The $200,000 note was issued at a discount of $20,000 and bears interest at 5% per year. The note principal and interest are convertible into shares of common stock at the lower of (a) 70% of the lowest traded price of the common stock during the 20 trading days immediately preceding the notice of conversion or (b) $3 per share, beginning in August 2019. The note matures in November 2019. The note has prepayment penalties ranging from 110% to 125% of the principal and interest outstanding if repaid within 60 to 180 days from issuance.

	200,000	-

On March 28, 2019, the Company signed a convertible promissory note with an investor. The $225,000 note was issued at a discount of $20,000 and bears interest at 10% per year. The Company issued 25,000 common shares to the investor. Two draws of $112,500 and $56,250 were borrowed under this note. The note principal and interest are convertible into shares of common stock at the lower of (a) 70% of the lowest traded price of the common stock during the 20 trading days immediately preceding the notice of conversion or (b) $3 per share, beginning in September 2019. The note has prepayment penalties ranging from 110% to 125% of the principal and interest outstanding if repaid within 60 to 180 days from issuance. The note matures in March 2020. The Company has $56,250 of available borrowings under this note on June 30, 2019.

	168,750	-

On April 1, 2019, the Company signed a convertible promissory note with an investor. The $225,000 note was issued at a discount of $25,000 and bears interest at 10% per year. The Company issued 25,000 shares to the investor. An initial draw of $100,000 was borrowed under this note. The note principal and interest are convertible into shares of common stock at the lower of (a) 70% of the lowest traded price of the common stock during the 20 trading days immediately preceding the notice of conversion. The note matures in April 2020. The note has prepayment penalties ranging from 110% to 125% of the principal and interest outstanding if repaid within 60 to 180 days from issuance. The Company has $112,500 of available borrowings under this note at June 30, 2019.

	112,500	-
-38-

On April 29, 2019, the Company signed a convertible promissory note with an investor. The $1,325,000 note was issued at a discount of $92,750 and bears interest at 8% per year. The note principal and interest are convertible into shares of common stock at the lower of (a) 75% of the lowest traded price of the common stock during the 10 trading days immediately preceding the notice of conversion or (b) $2.75 per share. The note matures in April 2020. The note has prepayment penalties of 120% of the sum of the outstanding principal, plus accrued interest, plus defaulted interest, plus any additional principal, plus at the holder's option, any amounts owed to the holder pursuant to any other provision of the note.

	1,325,000	-

On May 28, 2019, the Company signed a convertible promissory note with an investor. The $322,580 note was issued at a discount of $22,580 and bears interest at 8% per year. The note principal and interest are convertible into shares of common stock at the lower of (a) 75% of the lowest traded price of the common stock during the 10 trading days immediately preceding the notice of conversion or (b) $2.75 per share beginning in November 2019. The note matures in May 2020. The note has prepayment penalties of 120% of the principal and interest outstanding if repaid before 180 days from issuance.

	322,580	-

On June 18, 2019, the Company signed a convertible promissory note with an investor. The $366,120 note was issued at a discount of $27,120 and bears interest at 8% per year. The note principal and interest are convertible into shares of common stock at 75% of the lowest traded price of the common stock during the 10 trading days immediately preceding the notice of conversion. The note matures in May 2020. The note has prepayment penalties of 120% of the principal and interest outstanding if repaid before 180 days from issuance.

	366,120	-

Total Convertible Notes Payable	2,876,950	-

Less: Unamortized original issue discounts	752,126	-

Current Portion of Convertible Notes Payable	2,124,824	-

Long-term Portion of Convertible Notes Payable	$ -	$ -

Note 4 - Notes Payable (Continued)

Convertible Notes Payable (Continued)

The original issue discount is being amortized over the terms of the convertible notes using the effective interest method.  During the year ended June 30, 2019, the Company amortized $89,279 of debt discounts to interest expense and $644,055 to interest accretion. There was no amortization of debt discounts during the three months ended June 30, 2018.

Two convertible promissory notes were entered into during the year ended June 30, 2019, and subsequently repaid in advance of maturity prior to June 30, 2019.  Significant noncash transactions involving interest expense during the year ended June 30, 2019 included prepayment penalty interest of $134,461 due to the advance repayment of two convertible notes.

Convertible notes are subordinate to the bank debt of the Company.

Accrued but unpaid interest on the notes is convertible by the lender into, and payable by the Company in common shares at a price per common share equal to the most recent closing price of the Company’s common shares prior to the delivery to the Company of a request to convert interest, or the due date of interest, as applicable. Interest, when due, is payable either in cash or common shares.

The conversion features meets the definition of a derivative liability instrument because the conversion rate is variable and therefore does not meet the “fixed-for-fixed” criteria outlined in ASC 815-40-15. As a result, the conversion features of the notes are recorded as a derivative liability at fair value and marked-to-market each period with the changes in fair value each period charged or credited to other income (expense).

Warrants

The Company issued common stock and warrants as consideration for the convertible notes. The warrants contain certain anti-dilutive clauses that are accounted for as financial derivatives. See Note 8 for common stock issued. Unexercised warrants of $277,342 are outstanding at June 30, 2019.  All outstanding warrants have an original exercise prices of $4 per share, contain anti-dilution protection clauses, and expire 36 months from issue date. The anti-dilution clause was triggered for outstanding warrants, which now have an exercise price of $1.325 per share. As of June 30, 2019, outstanding warrants expire between November 29, 2021 and April 17, 2022.

The warrants meet the definition of a derivative liability instrument because the exercise price is variable and therefore does not meet the “fixed-for-fixed” criteria outlined in ASC 815-40-15.  As a result, the value of the unexercised warrants are recorded as a derivative liability at fair value and marked-to-market each period with the changes in fair value each period charged or credited to other income (expense).

Note 5 – Fair Value Measurements

The Company classifies financial assets and liabilities as held-for-trading, available-for-sale, held-to-maturity, loans and receivables or other financial liabilities depending on their nature. Financial assets and financial liabilities are recognized at fair value on their initial recognition.

The Company measures the fair value of financial assets and liabilities based on U.S. GAAP guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

The following table presents information about the assets and liabilities that are measured at fair value on a recurring basis at June 30, 2019 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical instruments. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates, and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the financial instrument, and included situations where there is little, if any, market activity for the instrument:

Liabilities:	Total	Level 1	Level 2	Level 3
Original issue discount, convertible debt	$ 979,569	$ -	$ -	$ 979,569
Derivative liability, warrants	46,375	-	-	46,375

Total:	$ 1,025,944	$ -	$ -	$ 1,025,944

There were no assets or liabilities that required fair value measurement at June 30, 2018.

The Company measures the fair market value of the Level 3 components using the Monte Carlo model and projected discounted cash flows, as appropriate. These models were initially prepared by an independent third party and take into account management’s best estimate of the conversion price of the stock, an estimate of the expected time to conversion, an estimate of the stock’s volatility, and the risk-free rate of return expected for an instrument with a term equal to the duration of the convertible note.

The significant unobservable valuation inputs for the convertible notes include an expected rate of return of 0%, a risk free rate of 2.61% and volatility of 180%.

The derivative liability was valued using the Monte Carlo pricing model with the following inputs at June 30, 2019:

Risk-free interest rate:

1.72 -2.83%

Expected dividend yield:

0.00%

Expected stock price volatility:

180.00%

Expected option life in years:

2.80 -3.00 years

Note 5 – Fair Value Measurements (Continued)

The following table sets forth a reconciliation of changes in the fair value of the Company’s convertible debt components classified as Level 3 in the fair value hierarchy at June 30, 2019:

Beginning balance

$

-

Convertible Securities at inception

1,238,359

Settlement of conversion features and warrants

(301,613)

Realized

(83,487)

Unrealized

172,685

Ending balance

$

1,025,944

Note 6 - Related Party Transactions

Notes Payable

The Company's notes payable obligations to related parties are as follows:

	June 30, 2019	June 30, 2018
Note payable to a related party in which the notes accrues interest on the original principal balance at a rate of 8% annually and is due on demand.	-	$15,000

Note payable to a stockholder in which the note principal plus interest of $10,000 is payable in December 2019.
	200,000	-

Various notes payable to a related party in which the note accrues interest on the original principal balance at a rate of 6.25% annually and is due on demand.	-	91,000

Note payable to a related party in which the note accrues interest on the original principal balance at a rate of 6.25% annually and is due in August 2019.
	-	8,000

Notes payable to a related party in which the note bears no interest and is due on demand.
	-	25,000

Note payable to a related party in which the note accrues interest on the original principal balance at a rate of 9% annually and matures in October 2019.
	-	125,000

Note payable to an individual executed February 2018 in which the note accrues interest on the original principal balance at a rate of 18% annually and is due on demand.

	-	10,000

Various notes payable to a related party in which the note accrues interest on the original principal balance at a rate of 10% annually through December 31, 2016 at which time the interest rate was reduced to 6.25% interest annually. The notes are scheduled to mature at various dates through July 2021.

	-	211,534
Total Related Party Notes Payable	200,000	485,534
Current Portion of Related Party Notes Payable	200,000	485,534
Long-term Portion of Related Party Notes Payable	$ -	$ -

Note 6 - Related Party Transactions (Continued)

As disclosed in Note 11, the Entertainment segment was sold effective February 6, 2019. The notes payable obligations to related parties for this segment are zero at June 30, 2019.

Advances

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that it can support its operations or attain adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are unsecured, due on demand, and the amounts outstanding at June 30, 2019 and 2018 are $0 and $260,173, respectively.

Leases

The Company leases property used in operations from a related party under terms of an operating lease. The term of the lease expires on December 31, 2021. The monthly lease payment is $1,500 plus maintenance and property taxes, as defined in the lease agreement. Rent expense for this lease, as well as other operating leases, totaled $18,000 and $5,150 for the year ended June 30, 2019 and three months ended June 30, 2018, respectively.

The Company leases two vehicles from related parties under capital leases. The Company is paying the lease payments directly to the creditors, rather than the lessor. The leased vehicles are used in operations for deliveries and installations.

Other Agreements

A related party collateralizes the Company’s short-term note with a CD in the amount of $274,900, held at the same bank. The related party will receive a $7,500 collateral fee for this service (see Note 4). In May 2018, 50,000 shares of stock were issued to the related party in exchange for a $100,000 reduction in the short-term note balance.

Notes Payable Converted to Common Stock

On June 22, 2018, various board members and executives of FLCR exchanged their outstanding related party debt and accrued interest for 4% of the Company’s common stock as described in Note 11.

Note 7 - Lease Agreements

Capital Lease Agreements

Capital lease agreements for vehicles (disclosed in Note 4) require monthly payments totaling $813 (ranging from $263 to $461), including interest (ranging from 4.5% to 4.75%), over 5-year terms expiring between July 2019 and July 2020.

Operating Lease Agreements

The Company leases office, retail shop and warehouse facilities under operating leases from a related party (Note 5) which requires monthly payments of $1,500 and expires on December 31, 2021. Rent expense for this lease totaled $9,000 and $4,500 for the year ended June 30, 2019 and three months ended June 30, 2018, respectively.

Note 8 - Equity

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

Private Placement

In March 2018, the Company offered 1,500,000 common shares to qualified investors at $2 per share in a private placement memorandum (“PPM”). The private placement offering period expired in September 2018. Proceeds were raised to purchase inventory, pay merger costs and provide working capital. As a result of the PPM, the Company issued 910 and 3,018 shares (post-Reverse Stock Split) to new investors resulting in proceeds of $637,000 and $1,367,500 during the years ended June 30, 2019 and three months ended June 30, 2018, respectively.

In May 2018, 143 shares of stock (post-Reverse Stock Split) were issued to the related party in exchange for a $100,000 reduction in the short-term note balance (see Note 4).

Note 8 – Equity (Continued)

In May and June 2019, a total of 510,000 shares were awarded under the Stock Plan (see Note 13).

During the year ended June 30, 2019, the Company issued 302,271 common shares as consideration for convertible notes. During May 2019, 60,000 shares were returned and cancelled upon repayment of a convertible note prior to maturity. There were no shares issued as consideration for convertible notes during the three months ended June 30, 2018.

During the year ended June 30, 2019 and three months ended June 30, 2018, the Company issued 346,618 shares and 100 shares for professional consulting services, respectively. The shares were valued at $800,751 and $70,000 upon issuance, for the year ended June 30, 2019 and three months ended June 30, 2018, respectively.

On February 6, 2019, the Company repurchased 38,625 shares from an entity with a common board member under a Share Purchase Agreement related to the sale of Entertainment. These shares are issued but not outstanding at June 30, 2019.

In May 2019, an investor exercised a warrant and was issued 381,944 shares in a cashless transaction.

See the capital structure section in Note 1 for disclosure of the equity components included in the Company’s consolidated financial statements.

Note 9 - Income Taxes

The Company’s effective tax rate differed from the federal statutory income tax rate for the year ended June 30, 2019 and the three months ended June 30, 2018 as follows:

Federal statutory rate	21%
State tax, net of federal tax effect	5.75%
Valuation allowance	-27%
Effective tax rate	0%

Note 9 - Income Taxes (Continued)

The Company had no federal or state income tax (benefit) for the year ended June 30, 2019 and three months ended June 30, 2018.

The Company’s deferred tax assets and liabilities as of June 30, 2019 and 2018, are summarized as follows:

	June 30, 2019	June 30, 2018
Federal
Deferred tax assets	$ 2,980,100	$ 2,205,200
Less valuation allowance	(2,980,100)	(2,205,200)
Deferred tax liabilities	-	-
	-	-

State
Deferred tax assets	866,300	595,600
Less valuation allowance	(866,300)	(595,600)
Deferred tax liabilities	-	-
	-	-
Net Deferred Tax Assets	$ -	$ -

Note 9 - Income Taxes (Continued)

The Company’s policy is to provide for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse. The U.S. Tax Cuts and Jobs Act (TCJA) legislation reduces the U.S. federal corporate income tax rate from 35.0% to 21.0% and is effective June 22, 2018 for the Company. The Company is recognizing the effect of the Tax Cuts and Job Acts on the Company’s deferred income tax assets and liabilities. The Company has not generated any taxable income and has not recorded any current income tax expense at June 30, 2019. Consequently, the tax rate change has had no impact on the Company’s current tax expense but impacts the deferred tax assets and liabilities and will impact future deferred tax assets and liabilities to be recognized.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred taxes is dependent upon the generation of future taxable income during the periods in which those temporary differenced become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment.

The Company's deferred tax assets are primarily comprised of net operating losses ("NOL") that give rise to deferred tax assets. The net operating loss carryforwards expire over a range from 2020 to 2038, with certain that have no expiration. There is no tax benefit for goodwill impairment, which is permanently non-deductible for tax purposes. Additionally, due to the uncertainty of the utilization of net operating loss carry forwards, a valuation allowance equal to the net deferred tax assets has been recorded.

The significant components of deferred tax assets as of June 30, 2019 and 2018, are as follows:

	June 30, 2019	June 30, 2018
Net operating loss carryforwards	$ 3,811,900	$ 2,727,900
Valuation allowance	(3,846,400)	(2,800,800)
Property and equipment	7,100	72,500
Inventory allowance	5,400	-
Warranty accrual	22,000	400

Net Deferred Tax Assets	$ -	$ -

As of June 30, 2019, the Company does not believe that it has taken any tax positions that would require the recording of any additional tax liability nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next twelve months. As of June 30, 2019, the Company’s income tax returns generally remain open for examination for three years from the date filed with each taxing jurisdiction.

Note 10 - Commitments, Contingencies, and Concentrations

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

Galaxy has one customer that accounted for approximately 86% of accounts receivable at June 30, 2019 and three customers that accounted for approximately 87% of accounts receivable at June 30, 2018. Galaxy has four customers that accounted for approximately 79% of total revenue for the year ended June 30, 2019 and three customers that accounted for 61% of revenues for the three months ended June 30, 2018, respectively.

Note 11 - Material Agreements

Manufacturing and Distributorship Agreement

In December 2016, Galaxy executed an agreement with a company in South Korea. Pursuant to the agreement, the manufacturer agreed to manufacture, and the Company agreed to be the sole distributor of the interactive panels in the United States for a term of one year, with automatic annual renewals. The Company submits a three-month rolling sales forecast (which acts as a purchase order) to the manufacturer, updated monthly. Upon acceptance of the order by the manufacturer, the Company pays 105% of the cost shown on the purchase order, 10% at the time the order is accepted and the remaining 95% within 120 days if the Company has sold the panels and been paid by the end customer. The manufacturer also provides a warranty for any defects in material and workmanship for a period of 26 months from the date of shipment to the Company.

There is a minimum annual purchase commitment under the agreement. The minimum purchase was not met; therefore, the manufacturer can require the Company to establish a performance improvement plan, and the manufacturer has the right to terminate the agreement. The agreement expired December 31, 2018.

Consulting Agreement

Galaxy entered into a 26 month consulting agreement in May 2017 for advisory services. In exchange for services provided, the consultants receive consulting fees of $15,000 per month and a 5.5% equity interest in Galaxy. The 5.5% equity interest was converted to common stock upon the Common Controlled Merger of R&G and Galaxy CO (as described in Note 1). The consulting agreement was renewed in May 2019 with monthly payment terms of $15,000 and 450,000 share of common stock upon execution of the renewal. In addition, it was noted that the Company owed the consultant 210,000 shares under the May 2017 consulting agreement due to an anti-dilution clause in the agreement.  The Company paid the consultants $261,000 and $95,000 in fees and expenses for consulting services provided during the year ended June 30, 2019 and the three months ended June 30, 2018. The 450,000 shares were issued under the Company’s Stock Plan in May 2019. The Company issued 210,000 shares for services in July 2019 (Note 15) in satisfaction of the $400,000 accrued liability for the consulting services per the anti-dilution provision of the agreement recorded at June 30, 2019.

Consulting Agreement

The Company entered into a consulting agreement in May 2018 for advisory services such as maintaining ongoing stock market support such as drafting and delivering press releases and handling investor requests. The program will be predicated on accurate, deliberate and direct disclosure and information flow from the Company and dissemination to the appropriate investor audiences. In exchange for these consulting services provided, the advisor received $15,000 at contract inception, 10,000 shares of common stock and $4,000 monthly through April 2019. The contract renews automatically each year. The Company paid the consultants $222,500 and $27,000 in fees and expenses for consulting services provided during the year ended June 30, 2019 and the three months ended June 30, 2018.  The Company issued 10,000 shares of common stock for consulting services provided during the three months ended June 30, 2018.

Note 11 - Material Agreements (Continued)

Consulting Agreement

The Company entered into a consulting agreement in April 2018 for a period of six months for investor relations services such as blogs and newsletters, introduction to investment banks and online CEO quarterly conferences. In exchange for these consulting services provided, the advisor received $25,000 per month for four months and 25,000 shares of common stock. The Company paid the consultants $60,000 and $100,000 for the year ended June 30, 2019 and the three months ended June 30, 2018. The Company issued 25,000 shares of common stock for consulting services provided during the three months ended June 30, 2018. The agreement expired in October 2018.

Manufacturer and Distributorship Agreement

On September 15, 2018, the Company signed an agreement with a company in China for the manufacture of Galaxy’s SLIM series of interactive panels, a new Galaxy product. The manufacturer agreed to manufacture, and the Company agreed to be the sole distributor of the interactive panels in the United States for a term of two years. The agreement includes a commitment by Galaxy to purchase $2 million of product during the first year beginning September 2018. If the minimum purchase is not met, the manufacturer can require the Company to establish a performance improvement plan, and the manufacturer has the right to terminate the agreement. The payment terms are 20% in advance, 30% after the product is ready to ship, and the remaining 50% 45 days after receipt. The manufacturer provides Galaxy with the product, including a three-year manufacturer’s warranty from the date of shipment. The agreement renews automatically in two-year increments unless three months’ notice is given by either party.

Agency Agreement

Effective December 11, 2018, the Company entered into a 12 month contract with an agent to raise capital. The agent receives a finder’s fee ranging from 4 to 8% relative to the amount of capital raised, plus restricted shares in an amount equal to 4% of capital raised, if successful. The Agreement contains an option to extend the contract term for an additional six months. The Company paid $98,400 in fees and issued 46,618 shares of common stock during the year ended June 30, 2019. No fees were paid under this agreement during the three months ended June 30, 2018.

Master Service Agreement

Effective January 2, 2019, the Company entered into a 3 month contract with a business for advisory services including among other services, presenting and introducing the Company to the financial community of investors.  The Company paid $300,000 and issued 300,000 common stock shares under this agreement during the year ended June 30, 2019. No advisory fees were paid under this agreement during the three months ended June 30, 2018. The relationship with this advisor is continuing on an as-needed basis.

Note 11 - Material Agreements (Continued)

Financial Advisory Engagement

Effective June 4, 2019, the Company engaged a financial advisor to act as the Company’s exclusive financial advisor, lead managing underwriter and sole book running manager and investment banker in connection with a proposed offering. The engagement period of the agreement is June 4, 2019 to May 31, 2020. The Company is proposing a follow-on public offering of securities. The Company paid $0 in fees during the year ended June 30, 2019. No fees were paid under this agreement during the three months ended June 30, 2018. The Company issued 250,000 shares to the financial advisor for services in July 2019 (Note 15).

Business Development and Marketing Agreement

Effective June 10, 2019, the Company entered into a three-month contract for certain advisory and consulting services. The Company will issue 15,000 shares and pay $20,000 per month under the terms of the agreement. The Company paid $35,000 in fees during the year ended June 30, 2019. No fees were paid under this agreement during the three months ended June 30, 2018. The Company issued 60,000 shares to the consultant for consulting services in July and September 2019 (Note 15).

Capital Transaction Services Agreement

Effective June 28, 2019, the Company entered into a three-month contract for capital raise advisory and consulting services.  The Company pays $3,500 per month under the terms of this agreement, which is payable upon the successful closing of a capital raise. The Company paid $3,500 upon signing of the agreement. The agreement renews automatically unless either party provided notice of cancellation. The Company paid $3,500 in fees during the year ended June 30, 2019. No fees were paid under this agreement during the three months ended June 30, 2018.

Note 12 - Reverse Acquisition

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

There was no cash consideration paid by Galaxy to FLCR on the date of the reverse triangular merger. Instead, shares of stock were issued and exchanged, and the Company acquired $1,511,844 of net assets of FLCR. At the closing of the merger, all of FLCR’s convertible promissory notes were converted into FLCR’s common shares. The merger agreement contains potential future tax advantages of the net operating loss carryforward available to offset future taxable income of the combined company, up to a maximum of $150,000, over a 5-year period beginning June 22, 2018. There is a valuation allowance reducing this tax benefit to zero at June 30, 2019 and 2018.

Note 12 - Reverse Acquisition (Continued)

The following table summarizes the preliminary allocation of the fair value of the assets and liabilities as of the merger date through pushdown accounting. The preliminary allocation to certain assets and/or liabilities may be adjusted by material amounts as the Company finalizes fair value estimates.

Assets
Cash	$ 22,205
Property and equipment	4,209,995
Other	20,716
Other assets	1,511,844
Goodwill	892,312

Total Assets	6,657,072

Liabilities
Accounts payable	208,763
Long-term debt	4,593,851
Short-term debt	799,534
Accrued interest	78,948
Other	83,664

Total Liabilities	5,764,760

Net Assets	$ 892,312

Consideration	$ 58,092
Fair value of noncontrolling Interest	834,220
892,312

As a result of the Company pushing down the effects of the acquisition, certain accounting adjustments are reflected in the consolidated financial statements, such as goodwill recognized of $834,220 and reflected in the balance sheet. Goodwill recognized is primarily attributable to the acquisition of the fair value of the public company structure and other intangible assets that do not qualify for separate recognition.

Other assets noted in the table above consist of the differences between the acquired assets and liabilities of Full Circle Entertainment to be distributed to pre-acquisition FLCR shareholders. The Company sold the Entertainment subsidiary on February 6, 2019 to focus on its primary business plan. As a result, the Company did not receive any economic benefit from the related assets in the table above, nor incur any obligations from the corresponding liabilities.

Note 12 - Reverse Acquisition (Continued)

The consideration received for the sale of Entertainment was 38,625 shares of Galaxy common stock at the fair value on the date of the transaction, or $92,700. The fair value of the Galaxy common shares received offset the assets and liabilities of Entertainment, with the difference recorded as a gain on the sale for the year ended June 30, 2019. The gain on the sale has been recorded in other expense in the Consolidated Statement of Operations.

The following table presents a summary of Entertainment’s identifiable assets and liabilities at February 6, 2019, the date of the sale:

Assets
	Cash	$ 36,290
	Property and equipment, net	4,006,426
	Receivables	4,500
	Inventories	5,610
	Other assets	1,522,714

	Total Assets	5,575,540

Liabilities
	Accounts payable	22,424
	Debt	5,393,623
	Accrued expenses	127,481

	Total Liabilities	5,543,528

	Net Assets	32,012

	Noncash consideration for net assets of Entertainment	92,700

	Gain on Sale	$ 60,668

Note 13 – Stock Plan

An Employee, Directors, and Consultants Stock Plan for the Year 2019 (“Plan”) was established by the Company. The Plan is intended to attract and retain employees, directors and consultants by aligning the economic interest of such individuals more closely with the Company’s stockholders, by paying fees or salaries in the form of shares of the Company’s common stock. The Plan is effective December 28, 2018, and expires December 31, 2019. Common shares of 1,000,000 are reserved for stock awards under the Plan. There were 510,000 shares awarded under the Plan as of June 30, 2019.

Note 14 - Segment Reporting

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

The Entertainment segment owns and operates Georgetown 14 Cinemas, a fourteen-theater movie complex located in Indianapolis, Indiana. Entertainment generates revenues from movie ticket sales and concessions. As contemplated in the merger agreement, the parties have the right to spinout the Entertainment segment so that management can focus on its primary business plan, which is Galaxy. As disclosed in Note 11, the Entertainment segment was sold effective February 6, 2019 to an entity owned by former majority shareholders of FLCR.

The following table summarizes operating results for the year ended June 30, 2019 for Technology and the period from July 1, 2018 to February 6, 2019 for Entertainment:

Revenues	Technology	Entertainment
Technology	$ 1,292,353	$ -
Entertainment	-	589,705

Cost of Sales
Technology	1,545,093	-
Entertainment	-	221,238

Gross Profit	(252,740)	368,467

General and Administrative Expenses
Technology	5,410,650	-
Entertainment	-	427,620

Other Income (Expense)
Technology	(966,279)	-
Entertainment	-	25,705

Net Loss	$ (6,629,669)	$ (33,448)

Note 15 - Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had negative working capital of approximately $4,600,000, an accumulated deficit of approximately $9,500,000, and cash used in operations of approximately $3,900,000 at June 30, 2019.

The Company’s operational activities has primarily been funded through issuance of common stock for services, related party advances, debt financing, a private placement offering of common stock and through the deferral of accounts payable and other expenses. The Company intends to raise additional capital through the sale of equity securities or borrowings from financial institutions and possibly from related and nonrelated parties who may in fact lend to the Company on reasonable terms. Management believes that its actions to secure additional funding will allow the Company to continue as a going concern. There is no guarantee the Company will be successful in achieving any of these objectives. These sources of working capital are not assured, and consequently do not sufficiently mitigate the risks and uncertainties disclosed above. The ability of the Company to continue as a going concern is dependent upon management’s ability to raise capital from the sale of its equity and, ultimately, the achievement of operating revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 16 - Subsequent Events

The Company has evaluated subsequent events through the date on which the consolidated financial statements were available to be issued.

On July 1, 2019, the Company signed a lease agreement for certain property. The lease expires in June 2021 and requires a deposit of $10,000 and monthly installments of $3,000. Future lease payments are $36,000 for the years ended June 30, 2020 and 2021.

On July 3, 2019, the Company entered into a new $165,000 convertible note with an investor.

The Company issued 250,000 shares to a financial advisor for services in July 2019, under terms of a Financial Advisory Agreement dated June 4, 2019.

The Company issued 60,000 shares to a consultant for services in July and September 2019, under terms of a Business Development and Marketing Agreement dated June 10, 2019.

On July 22, 2019, the Company issued 210,000 common shares for services. The shares were issued in satisfaction of an accrued expense at June 30, 2019 for consulting services under an anti-dilution provision in the May 2017 Consulting Agreement (Note 10). The shares were issued to a related party of the consultant.

Note 16 - Subsequent Events (Continued)

On August 8, 2019, the Company entered into a new $200,000 convertible note with an investor and issued 50,000 shares to the investor under terms of the convertible note.

On August 20, 2019, the Company entered into a new $225,000 convertible note with an investor.

During August and September 2019, the Company issued 527,632 common shares to an investor in full satisfaction of a $382,000 convertible note.

During August and September 2019, convertible note holders converted $70,000 of principal on the February 22, 2018 $200,000 convertible note in exchange for 96,200 shares.  The outstanding principal balance of the convertible note is $130,000 after the conversions.  The remaining balance of the note was assumed by a different investor who invested an additional $145,000 and combined the assumed note and additional investment into a new $234,000 convertible note.

On September 3, 2019, the Company acquired 100% of the stock of Interlock Concepts, Inc. and Ehlert Solutions, Inc.. The purchase price for the acquisition was 1,350,000 shares of common stock and a 2 year note payable to the seller for $3,000,000. The purchase price is subject to adjustment based on the achievement of certain earnings goals.

On September 4, 2019, a warrant holder exercised warrants and received 375,975 shares in a cashless transaction.

On September 10, 2019, the Company issued 35,000 shares to a software developer as compensation for a research and development project.

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

We continue to engage an outside CPA with SEC related experience to assist in correction of these material weaknesses. In addition, we continue to appoint an accountant to provide financial statements on a monthly basis and to assist with the preparation of our SEC financial reports, which allows for proper segregation of duties as well as additional manpower for proper documentation.

Because of the material weakness described above, management concluded that, as of June 30, 2019 our internal control over financial reporting was not effective based on the criteria established in Internal Control-Integrated Framework issued by COSO. There has been no change in our internal controls that occurred during our most recent fiscal period that has materially affected, or is reasonably likely to affect, our internal controls.

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

No changes have occurred in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter, which   has materially affected or is likely to affect such controls.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Position
Magen McGahee	Chief Operating Officer, Chief Financial Officer, Secretary and Director

Gary LeCroy	Chief Executive Officer, President and Director

Carl R. Austin	Director

Magen McGahee, Chief Operating Officer, Chief Financial Officer, Secretary and Director

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

Gary LeCroy, Chief Executive Director, President and Director

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

Carl R. Austin, Director

Mr. Austin is the founder and owner of CJ Austin, LLC, a company located in Brandenburg, Kentucky.  CJ Austin, LLC is in the real estate, development and investment business, and Mr. Austin has worked there from its organization in 1992 to the present.  Mr. Austin is an entrepreneur and he owns and operates shopping centers, car washes and residential and commercial real estate.  In 1962, Mr. Austin received a Bachelor of Science degree from Indiana University, located in Bloomington, Indiana.

All Directors hold their office until the next annual meeting of shareholders or until their successors are duly elected pursuant to NRS 78.320, and qualified.  Any vacancy occurring in the Board of Directors may be filled by the shareholders, or the Board of Directors.

A Director elected to fill a vacancy is elected for the unexpired term of his predecessor in office.  Any Directorship filled by reason of an increase in the number of Directors shall expire at the next shareholders ‘meeting in which Directors are elected, unless the vacancy is filled by the shareholders, in which case the term shall end on the later of (i) the next meeting of the shareholders or (ii) the term designated for the Director at the time of creation of the position being filled.

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

Based solely on the Company's review of the copies of the forms received by it during the fiscal year ended June 30, 2019 and written representations that no other reports were required, the Company does not believe that any persons required to make filings under Section 16(a) during such fiscal year failed to file such reports or filed such reports late.

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

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The Board of Directors reviews the Company's internal accounting controls, practices and policies.

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

Audit Committee Financial Expert

Our Board of Directors has determined that we do not have a board member that qualifies as an "audit committee financial expert " as defined in Item 407(D)(5) of Regulation S-K.

We believe that our directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development.

Board Meetings and Annual Meeting

During the fiscal year ended June 30, 2019, our Board of Directors held one formal meeting.  We did not hold an annual meeting during that time period.  All of our directors attended at least 75% of the meetings of the Board of Directors.

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

Compensation of Officers and Directors:

The following table lists the compensation received by our former and current officers over the last two years.

SUMMARY COMPENSATION TABLE

Compensation of Officers and Directors

For the Year Ended June 30, 2019 and Three Months Ended June 30, 2018

2019
Name	Position	Period	Salary	Stock	Other	Total
J. Leigh Friedman (1)	Former CFO, Former Director	2019	$16,005	-	-	-
Magen McGahee	COO, CFO, Sec., Director	2019	$217,500	-	-	-
Gary D. LeCroy	CEO, President, Director	2019	$292,028	-	-	-
Carl R. Austin	Director	2019	-	-	-	-
2018
Name	Position	Period	Salary	Stock	Other	Total
J. Leigh Friedman (1)	CFO, Former Chairman	2018	$15,000	20,714(2)	-	-
Magen McGahee	COO, EVP, Director	2018	$45,000	-	-	-
Gary D. LeCroy	President, Director	2018	$22,400	-	-	-
Alec Stone	Former Director	2018	-	-	-	-
Jon R. Findley	Former Director	2018	-	-	-	-
Paul Lowe	Former Director	2018	-	-	-	-
Curtis Shaw	Former Director	2018	-	-	-	-

(1) For services as CFO, Mr. Friedman received approximately $5,000 per month.  Mr. Friedman resigned his position on July 22, 2018.

(2) The Company implemented a 350 to 1 reverse stock split on August 10, 2018 and the presentation in this table is on a post reverse split basis.

Employment Agreements

On January 1, 2017, the Company entered into an employment agreement with Magen McGahee. For her services as an officer to the Company, Ms. McGahee receives an annual base pay and an ownership interest in the Company. The ownership interest was converted to common stock upon the mergers as a result of a merger of R&G and Galaxy MS. There was no stock based compensation expense recognized on the date the ownership interest was granted as a result of the merger.

In June 2018, the Company entered into an employment agreement with a regional sales director for a one-year term. Under the employment agreement, the sales director will receive annual compensation of $95,000, plus a 5% commission based on sales.

In January 2019, the Company entered into an employment agreement with a regional account executive for a one-year term. Under the employment agreement, the sales director will receive annual compensation of $80,000, plus a 8% commission based on sales.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of June 30, 2019, the name and shareholdings of each director, officer and stockholders beneficially owning more than five percent of the Company’s outstanding shares. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name	Address	Title of Class	Beneficially Owned	% of Shares (1)
Gary LeCroy	170 Timber Ridge Drive Toccoa, Georgia 30577	Common	5,454,257	48.19%
Magen McGahee	5521 Ponciana Lane Lake Park, Georgia 31636	Common	1,522,637	13.45%
Carl Austin	624 River Edge Road Brandenburg, Kentucky 40108	Common	483,904	4.28%
All as a Group		Common	7,460,798	65.92%

(1) These percentages are based on 11,318,901 shares of common stock outstanding on June 30, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Advances and Commitments

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attain adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors, or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and terms have not been formalized.  The Company had a $200,000 note payable to a related party.  This note payable along with $10,000 of interest is due in December 2019. The Company pays a related party $7,500 annually as a collateral fee for securing the Company’s $275,000 short-term note payable with a certificate of deposit.

Operating Leases

The Company leases property used in operations from a related party under terms of an operating lease. The term of the lease expired on December 31, 2018 when the lease changed to a month-to-month operating lease. The monthly lease payment is $1,500 plus maintenance and property taxes, as defined in the lease agreement. Rent expense for this lease, as well as other month-to-month leases, totaled $18,000 and $5,150 for the year ended June 30, 2019 and three months ended June 30, 2018, respectively.

The Company leases two vehicles from related parties under capital leases. The Company is paying the lease payments directly to the creditors, rather than the lessor. The leased vehicles are used in the operations of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-K and 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were:

- Somerset CPA’s, P.C. $256,200 for year ended June 30, 2019

- Somerset CPA’s, P.C. $129,100 for three month period ended June 30, 2018

Tax Fees:

There were no fees for tax compliance, tax advice and tax planning to our auditors for the year ended June 30, 2019 and three months ended June 30, 2018.

All Other Fees:

There were no other fees billed in either of the last two fiscal years for products and services provided by the principal accountant other than the services reported above.

PART IV

ITEM 15. EXHIBITS

Exhibit Number	Title	Location
3(i)	Amended and Restated Articles of Incorporation*	Form 8-A12G filed 12/03/2018
3(ii)	Bylaws*	Form SB-2 filed 2/15/00
14	Code of Ethics*	Form 10-K for the Period Ended December 31, 2004
23.1	Auditor’s Consent	Attached
31.1	Certification of the Chief Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
31.1	Certification of the Chief Officer and Principal Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Attached

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

GALAXY NEXT GENERATION, INC.

Date: September ___, 2019

/s/ Gary LeCroy

Date: September 30, 2019

Gary LeCroy

Chief Executive Officer and Director

/s/Magen McGahee

Date: September 30, 2019

Magen McGahee

Chief Financial Officer, Secretary and Director

CERTIFICATION

I, Gary LeCroy, certify that:

1. I have reviewed this Annual Report on Form 10-K for the year ended June 30, 2019 of Galaxy Next Generation, Inc. (the “registrant”);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a15(e) and 15d15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a15(f) and 15d15(f) for the registrant and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

GALAXY NEXT GENERATION, INC.

Date: September 30, 2019

/s/ Gary LeCroy

Gary LeCroy

Chief Executive Officer, President and Director

CERTIFICATION

I, Magen McGahee, certify that:

1. I have reviewed this Annual Report on Form 10-K for the year ended June 30, 2019 of Galaxy Next Generation, Inc. (the “registrant”);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a15(e) and 15d15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a15(f) and 15d15(f) for the registrant and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

GALAXY NEXT GENERATION, INC.

Date: September 30, 2019

/s/ Magen McGahee

Magen McGahee

Chief Operating Officer, Chief Financial Officer, Secretary and Director

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANESOXLEY

ACT OF 2002

In connection with the Annual Report of Galaxy Next Generation, Inc. (the “Company”) on Form 10K pursuant for the year ended June 30, 2019, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Gary LeCroy, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: September 30, 2019

/s/ Gary LeCroy

Gary LeCroy

Chief Executive Officer, President and Director

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANESOXLEY

ACT OF 2002

In connection with the Annual Report of Galaxy Next Generation, Inc. (the “Company”) on Form 10K pursuant for the year ended June 30, 2019, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Magen McGahee, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: September 30, 2019

/s/ Magen McGahee

Magen McGahee

Chief Financial Officer, Secretary and Director