Form 10-K/A
period 2019-06-30
GALAXY NEXT GENERATION, INC.
filed 2019-10-02
CIK 1127993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A

(Amendment No.1 to Form 10-K)

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

-i-

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

-ii-

EXPLANATORY NOTES

The Company has included the XBRL Interactive Data Table 101 Exhibits with this amended filing.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment.

This Amendment speaks as of the date of the Original Filing and does not reflect any events that may have occurred after that date.  Except as specifically noted above, the Amendment does not modify or update the financial results or disclosures in the Original Filing.

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

PART IV

ITEM 15. EXHIBITS

Exhibit Number	Title	Location
3(i)	Amended and Restated Articles of Incorporation*	Form 8-A12G filed 12/03/2018
3(ii)	Bylaws*	Form SB-2 filed 2/15/00
14	Code of Ethics*	Form 10-K for the Period Ended December 31, 2004
23.1	Auditor’s Consent*	Filed Form10-K for the Period Ended June 30, 2019
31.1	Amended Certification of the Chief Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
31.2	Amended Certification of the Chief Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
32.1	Amended Certification of the Chief Officer and Principal Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Attached
32.2	Amended Certification of the Chief Officer and Principal Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Attached
101	Interactive data files pursuant to Rule 405 of Regulation S-T	Attached

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

GALAXY NEXT GENERATION, INC.

/s/ Gary LeCroy

Date: October 02, 2019

Gary LeCroy

Chief Executive Officer and Director

/s/Magen McGahee

Date: October 02, 2019

Magen McGahee

Chief Financial Officer, Secretary and Director