Form 10-Q
period 2019-09-30
GALAXY NEXT GENERATION, INC.
filed 2019-11-18
CIK 1127993

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common shares as of November 13, 2019 was 16,882,050.

-ii-

PART I – FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

The following unaudited consolidated financial statements are included herein:

Galaxy Next Generation, Inc.

Consolidated Financial Statements

September 30, 2019

GALAXY NEXT GENERATION, INC.
Consolidated Balance Sheets
	September 30, 2019	June 30, 2019
Assets	(Unaudited)	(Audited)
Current Assets
Cash	$ 415,805	$ 169,430
Accounts receivable, net	840,231	262,304
Inventories, net	429,542	648,715
Prepaid and other current assets	25,798	20,898

Total Current Assets	1,711,376	1,101,347

Property and Equipment, net (Note 2)	57,473	26,765

Intangibles, net (Note 1 and 13)	2,960,000	-

Goodwill (Note 12 and 13)	1,634,507	834,220

Total Assets	$ 6,363,356	$ 1,962,332

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Line of credit (Note 3)	$ 1,230,550	$ 1,230,550
Convertible notes payable, net of discount (Note 4)	2,282,097	2,124,824
Derivative liability, convertible debt features and
warrants (Note 5)	366,601	1,025,944
Current portion of long term notes payable (Note 4)	361,010	279,346
Accounts payable	1,748,339	690,882
Accrued expenses	863,119	597,351
Deferred revenue	667,499	247,007
Short term portion of related party notes
payable (Note 6)	600,000	200,000

Total Current Liabilities	8,119,215	6,395,904

Noncurrent Liabilities
Long term portion of accounts payable	146,069	174,703
Long term portion of related party notes
payable (Note 6)	500,000	-
Notes payable, less current portion (Note 4)	-	1,607

Total Liabilities	8,765,284	6,572,214

Stockholders' Equity (Deficit)
Common stock	1,343	1,072
Additional paid-in-capital	9,084,761	4,859,731
Accumulated deficit	(11,488,032)	(9,470,685)

Total Stockholders' Equity (Deficit)	(2,401,928)	(4,609,882)

Total Liabilities and Stockholders' Equity (Deficit)	$ 6,363,356	$ 1,962,332

See accompanying notes to the consolidated financial statements (unaudited)

GALAXY NEXT GENERATION, INC.
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended September 30,
	2019	2018

Revenues
Technology interactive panels and related products	$ 621,833	$ 496,470
Entertainment theater ticket sales and concessions	-	216,755
Technology office supplies	3,064	6,194

Total Revenues	624,897	719,419

Cost of Sales
Technology interactive panels and related products	493,679	407,351
Entertainment theater ticket sales and concessions	-	71,558

Total Cost of Sales	493,679	478,909

Gross Profit	131,218	240,510

General and Administrative Expenses
Stock compensation and stock issued for services	1,327,811	-
General and administrative	796,048	863,594

Loss from Operations	(1,992,641)	(623,084)

Other Income (Expense)
Other income	3,049	40,444
Expenses related to convertible notes payable:
Change in fair value of derivative liability	802,968	-
Interest accretion	(228,933)	-
Interest expense	(601,790)	(48,813)

Total Other Income (Expense)	(24,706)	(8,369)

Net Loss before Income Taxes	(2,017,347)	(631,453)

Income taxes (Note 9)	-	-

Net Loss	$ (2,017,347)	$ (631,453)

Net Basic and Fully Diluted Loss Per Share	$ (0.138)	$ (0.065)

Weighted average common shares outstanding
Basic and fully diluted	14,658,382	9,656,723

Fully diluted	17,105,758	9,656,723

See accompanying notes to the consolidated financial statements (unaudited)

GALAXY NEXT GENERATION, INC.
Consolidated Statement of Changes in Stockholders' Equity (Deficit)
Three Month Period Ended September 30, 2019
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, June 30, 2019	11,318,901	$ 1,072	$ 4,859,731	$ (9,470,685)	$ (4,609,882)

Common stock issued for services in July and August 2019 (Notes 8)	475,000	48	1,203,252	-	1,203,300

Common stock issued in exchange for debt reductionin August 2019 (Note 8)	347,397	35	619,068	-	619,103

Settlement of conversion features in August and September 2019 (Note 8)	-	-	149,374	-	149,374

Issuance of common stock to warrant holders in September 2019 (Note 8)	644,709	-	-	-	-

Common stock issued as compensation in September 2019 (Note 8)	44,511	4	44,507	-	44,511

Common stock issued for services in September 2019 (Note 8)	80,000	9	79,991	-	80,000

Common stock issued in acquisition of EhlertSolutions, Inc. and Interlock Concepts, Inc. (Note 8 and 13)	1,350,000	135	1,720,216	-	1,720,351,

Common stock issued in exchange for debt reduction September 2019 (Note 8)	397,864	40	408,622	-	408,662

Consolidated net loss	-	-	-	(2,017,347)	(2,017,347)

Balance, September 30, 2019	14,658,382	$ 1,343	$ 9,084,761	$ (11,488,032)	$ (2,401,928)

See accompanying notes to the consolidated financial statements (unaudited)

GALAXY NEXT GENERATION, INC.
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities
Net loss	$ (2,017,347)	$ (631,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,832	89,211
Amortization of convertible debt discounts	60,268	-
Accretion and settlement of financing instruments
and change in fair value of derivative liability	(1,346,797)	-
Changes in assets and liabilities:
Accounts receivable	82,359	290,966
Inventories	304,970	218,553
Prepaid expenses and other assets	-	(198)
Accounts payable	(22,995)	(259,425)
Accrued expenses	(346,095)	8,412
Deferred revenue	(91,453)	(219,820)

Net cash used in operating activities	(3,369,258)	(503,754)

Cash Flows from Investing Activities
Acquisition of business, net of cash	2,967,918	-
Purchase of property and equipment	(17,636)	-

Net cash provided by financing activities	2,950,282	-

Cash Flows from Financing Activities
Proceeds from convertible notes payable	667,000	-
Principal payments on mortgage and capital lease obligations	(1,649)	(23,214)
Principal payments on short-term notes payable	-	(17,500)
Payments on advances from shareholders, net	-	(111,173)
Proceeds from issuance of common stock	-	637,000
Proceeds from notes payable - related parties	-	45,000

Net cash provided by financing activities	665,351	530,113

Net Increase in Cash and Cash Equivalents	246,375	26,359

Cash, Beginning of Period	169,430	184,255

Cash, End of Period	$ 415,805	$ 210,614

Supplemental and Non Cash Disclosures
Cash paid for interest	$ 129,536	$ 48,813

Related party note payable issued for acquisition of business	$ 900,000	$ -

Settlement of conversion feature	$ 149,374	$ -

Acquisition of goodwill and intangibles	$ 3,760,287	$ -

Common stock issued in exchange for debt reduction	$ 1,027,765	$ -

Noncash additions related to convertible debt	$ 119,986	$ -

Stock compensation and stock issued for services	$ 1,327,811	$ -

See accompanying notes to the consolidated financial statements (unaudited)

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

On September 4, 2019, Galaxy entered into a stock purchase agreement with Interlock Concepts, Inc. (Concepts) and Ehlert Solutions Group, Inc. (Solutions).  Under the stock purchase agreement, Galaxy acquired 100% of the outstanding capital stock of both Concepts and Solutions. The purchase price for the acquisition was 1,350,000 shares of common stock and a two year note payable to the seller for $3,000,000. The note payable to the seller is subject to adjustment based on the achievement of certain future earnings goals.

The financial statements after the completion of the merger and acquisition include the consolidated assets and liabilities of the combined company (collectively Galaxy Next Generation, Inc., Full Circle Registry, Inc., FullCircle Entertainment, Inc., Interlock Concepts, Inc., and Ehlert Solutions Group, Inc. referred to collectively as the “Company”).

Note 1 - Summary of Significant Accounting Policies (Continued)

Corporate History, Nature of Business and Mergers (Continued)

As disclosed in Note 12, the Entertainment segment was sold on February 6, 2019 in exchange for 38,625 Galaxy common shares.

Galaxy is a manufacturer and U.S. distributor of interactive learning technology hardware and software that allows the presenter and participant to engage in a fully collaborative instructional environment. Galaxy’s products include Galaxy’s own private-label interactive touch screen panel as well as numerous other national and international branded peripheral and communication devices. New technologies like Galaxy’s own touchscreen panels are sold along with renowned brands such as Google Chromebooks, Microsoft Surface Tablets, Lenovo and Acer computers, Verizon WiFi and more. Galaxy’s distribution channel consists of approximately 30 resellers across the U.S. who primarily sell its products within the commercial and educational market. Galaxy does not control where the resellers focus their resell efforts; however, the K-12 education market is the largest customer base for Galaxy products comprising nearly 90% of Galaxy’s sales. In addition, Galaxy also possesses its own reseller channel where it sells directly to the K-12 market, primarily throughout the Southeast region of the United States.

Solutions and Concepts are Utah-based audio design and manufacturing companies creating innovative products that provide fundamental tools for building notification systems primarily to K-12 education market customers located primarily in the north and northwest United States.  Solutions and Concepts’ products and services allow institutions access to intercom, scheduling, and notification systems with improved ease of use.  The products provide an open architecture solution to customers which allows the products to be used in both existing and new environments.  Intercom, public announcement (PA), bell and control solutions are easily added and integrated within the open architecture design and software model.  These products combine elements over a common internet protocol (IP) network, which minimizes infrastructure requirements and reduces costs by combining systems.

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

The Company’s financial reporting segments are Technology (reflecting the operations of Galaxy, Concepts, and Solutions) and Entertainment (reflecting the operations of the movie theater). The Company is an over-the-counter public company traded under the stock symbol listing GAXY (formerly FLCR).

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

The Technology segment sells interactive learning technology hardware and software that allows the presenter and participant to engage in a fully collaborative instructional environment. Galaxy's products include Galaxy’s own private-label interactive touch screen panel as well as numerous other national and international branded peripheral and communication devices.  Concepts is a manufacturing company creating innovative products that provide fundamental tools for building notification systems.  Solutions is an audio design company providing installation, design, and servicing to customers.

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

Significant estimates used in preparing the consolidated financial statements include those assumed in computing the allowance for doubtful accounts, inventory reserves, product warranty liabilities, valuation of goodwill and intangibles, valuation of convertible notes payable and related warrants, and the valuation of deferred tax assets. It is reasonably possible that the significant estimates used will change within the next year.

Note 1 - Summary of Significant Accounting Policies (Continued)

Capital Structure

In accordance with ASC 505, Equity, the Company’s capital structure is as follows:

	September 30, 2019
	Authorized	Issued	Outstanding
Common stock	4,000,000,000	14,658,382	14,619,757	$.0001 par value, one vote per share

Preferred stock	200,000,000	-	-	$.0001 par value, one vote per share

Preferred stock - Class A	750,000	-	-	$.0001 par value; no voting rights

Preferred stock - Class B	1,000,000	-	-	Voting rights of 10 votes for 1 Preferred B share; 2% preferred dividend payable annually

Preferred stock - Class C	9,000,000	-	-	$.0001 par value; 500 votes per share, convertible to common stock

	June 30, 2019
	Authorized	Issued	Outstanding
Common stock	4,000,000,000	11,318,901	11,280,276	$.0001 par value, one vote per share

Preferred stock	200,000,000	-	-	$.0001 par value, one vote per share

Preferred stock - Class A	750,000	-	-	$.0001 par value; no voting rights

Preferred stock - Class B	1,000,000	-	-	Voting rights of 10 votes for 1 Preferred B share; 2% preferred dividend payable annually

Preferred stock - Class C	9,000,000	-	-	$.0001 par value; 500 votes per share, convertible to common stock

There is no publicly traded market for the preferred shares.

There are 112,619,758 common shares reserved at September 30, 2019 under terms of the convertible debt agreements and Stock Plan (see Notes 4 and 14).

There are 9,578,501 issued common shares that are restricted as of September 30, 2019. The shares may become free-trading after six months of being held upon satisfaction of certain terms and regulatory conditions.

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

Concurrent with the reverse triangular merger of FLCR and the acquisitions of Concepts and Solutions, the Company applied pushdown accounting. Pushdown accounting refers to the use of the acquirer’s basis in the preparation of the acquiree’s separate financial statements as the new basis of accounting for the acquiree. See Notes 12 and 13 for a discussion of the merger and acquisition and the related impact on the Company’s consolidated financial statements.

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

Note 1 - Summary of Significant Policies (Continued)

Revenue Recognition (Continued)

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

Because of the nature and quality of the Company’s products, the Company provides for the estimated costs of warranties at the time revenue is recognized for a period of five years after purchase as a secondary warranty. The manufacturer also provides a warranty against certain manufacturing and other defects. As of September 30, 2019 and June 30, 2019, the Company accrued $102,350 and $82,350, respectively, for estimated product warranty claims, which is included in accrued expenses in the accompanying consolidated balance sheets. The accrued warranty costs are based primarily on historical warranty claims as well as current repair costs. There was $82,494 and $0 of warranty expense for the three months ended September 30, 2019 and 2018, respectively. The Company is negotiating a warranty settlement with one of its manufacturers. At September 30, 2019, the Company accrued $292,138 payable to this manufacturer to be paid over twenty-four months.

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

Accounts Receivable

The Company reports accounts receivable at invoiced amounts less an allowance for doubtful accounts. Interest is not charged on past due accounts. Management reviews each receivable balance and estimates that portion, if any, of the balance that will not be collected. The carrying amount of the accounts receivable is then reduced by an allowance based on management’s estimate. At September 30, 2019 and June 30, 2019, management had determined an allowance on uncollectable accounts totaling $100,000 and $0, respectively, At September 30, 2019 and June 30, 2019, $97,629 and $247,007, respectively, of total accounts receivable were considered unbilled and recorded as deferred revenue.

Inventories

Inventory is stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out (FIFO) method of accounting. All inventory at September 30, 2019 and June 30, 2019, represents goods available for sale. Inventory is mostly comprised of interactive panels. Management estimates $20,000 of obsolete or slow-moving inventory reserves at September 30, 2019 and June 30, 2019.

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

Note 1 - Summary of Significant Accounting Policies (Continued)

Property and Equipment (Continued)

Property and equipment at September 30, 2019 and June 30, 2019 and the estimated useful lives used in computing depreciation, are as follows:

Furniture and fixtures	2-5 years
Equipment	5 years
Vehicles	5 years

Depreciation is provided using the straight-line method over the estimated useful lives of the depreciable assets. Depreciation expense was $7,832 and $89,211 for the three months ended September 30, 2019 and 2018, respectively.

Long-lived Assets

Long-lived assets to be held and used are tested for recoverability whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the excess of the asset’s carrying amount over the fair value of the asset.

Goodwill

Goodwill, net of accumulated impairment losses, representing the excess of cost over the net tangible and identifiable assets of acquired businesses, is stated at cost. Goodwill is not amortized, but is reviewed for impairment at least annually, or more frequently when events or changes in circumstances indicate that the carrying value may not be recoverable. Judgments regarding indicators of potential impairment are based on market conditions and operational performance of the business.

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

Note 1 - Summary of Significant Accounting Policies (Continued)

Intangible Assets

Intangible assets are stated at the lower of cost or fair value. Iintangible assets are amortized on a straight-line basis over periods ranging from two to four years, representing the period over which we expect to receive future economic benefits from these assets.  Estimated amortization expense related to intangible assets for the next five years is: $1,072,000 for 2020, $1,072,000 for 2021, $272,000 for 2022, $272,000 for 2023, and $272,000 for 2024.

September 30, 2019
Cost
Finite-lived assets:
Customer list	$ 881,000
Chinese vendor from Interlock	479,000
Noncompete agreement	1,600,000
$ 2,960,000

There were no intangible assets as of June 30, 2019.

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

Note 1 - Summary of Significant Accounting Policies (Continued)

Income Taxes

The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Current income taxes are recognized for the estimated income taxes payable or receivable on taxable income or loss from the current year and any adjustment to income taxes payable related to previous years. Current income taxes are determined using tax rates and tax laws that have been enacted or subsequently enacted by the year end date.

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

Research and Development

The Company accounts for research and development (R&D) costs in accordance with the Research and Development topic of the ASC. Under the Research and Development topic of the ASC, all R&D costs must be charged to expense as incurred. Accordingly, internal R&D costs are expensed as incurred. Third party R&D costs are expensed when the contracted work has been performed.

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

Note 1 - Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments (Continued)

As of September 30, 2019 and June 30, 2019, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. All such assets and liabilities are considered to be Level 3 in the fair value hierarchy defined above.

Derivative Liabilities

The Company generally does not use derivative financial instruments to hedge exposures to cash flow or market risks. However, certain other financial instruments, such as warrants and embedded conversion features on the convertible debt, are classified as derivative liabilities due to protection provisions within the agreements.  Such financial instruments are initially recorded at fair value using the Monte Carlo model and subsequently adjusted to fair value at the close of each reporting period.  The Company accounts for derivative instruments and debt instruments in accordance with the interpretive guidance of ASC 815, ASU 2017-11, and associated pronouncements related to the classification and measurement of warrants and instruments with conversion featuresand anti-dilution clauses in agreements.

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU, together with its related clarifying ASUs (collectively “ASU 2016-02”), amended the previous guidance for lease accounting and related disclosure requirements. The new guidance requires the recognition of right-of-use assets and lease liabilities on the consolidated balance sheet for leases with terms greater than 12 months or leases that contain a purchase option that is reasonably certain to be exercised. Lessees are required to classify leases as either finance or operating leases. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. For leases with a term of 12 months or less, a lessee can make an accounting policy election by class of underlying asset not to recognize an asset and corresponding liability. Lessees will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases. These disclosures are intended to supplement the amounts recorded in the financial statements and provide additional information about the nature of an organization’s leasing activities. On July 1, 2019, the Company adopted ASU 2016-02 using the modified retrospective method, meaning it has been applied to leases that existed or have been entered into after July 1, 2019, without adjusting comparative periods in the financial statements. The adoption of this standard had no material impact on the financial statement presentation.

In November 2019, the FASB issued ASU No. 2019-08, Compensation – Stock Compensation (Topic 718). This ASU requires that an entity measure and classify share based payment awards granted to a customer by applying the guidance in Topic 718. The amount recorded as a reduction of the transaction price is required to be measured on the basis of the grant-date fair value of the share-based payment award in accordance with Topic 718. The amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those years. The Company adopted this standard effective July 1, 2019 with no material impact on the consolidated financial statements.

Note 1 - Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This ASU provides amendments to Topic 326 related to estimating and measuring credit losses. The amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those years. The Company adopted this standard effective July 1, 2019 with no material impact on the consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurements. This ASU provides amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of the measurement uncertainty that should be applied. The amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those years. The Company adopted this standard effective July 1, 2019 with no material impact on the consolidated financial statements.

Leases

On July 1, 2019, the Company adopted ASU 2016-02, which amended the previous guidance for lease accounting and related disclosure requirements. The new guidance requires the recognition of right-of-use assets and lease liabilities on the balance sheets for leases with terms greater than 12 months or leases that contain a purchase option that is reasonable certain to be exercised. Lessees are required to classify leases as either financing or operating leases. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease.

Note 1 - Summary of Significant Accounting Policies (Continued)

Leases (Continued)

The Company elected to utilize the package of practical expedients in ASC 842-10-65-1(f) that, upon adoption of ASU 2016-02, allows entities to (1) not reassess whether any expired or existing contracts contain leases, (2) retain the classification of leases (e.g., operation or finance lease) existing at the date of adoption and (3) not reassess initial direct costs for any existing leases.

The Company adopted ASU 2016-02 using the modified retrospective method, and accordingly, the new guidance was applied to leases that existed as of July 1, 2019.  The adoption of ASU 2016-02 did not have a material impact on the Company’s balance sheet, result of operations or cash flows.

The Company primarily leases office and warehouse space as well as delivery vehicles used in providing equipment to its customers. The Company’s leases expire through December 2021. Most leases contain renewal options for varying periods, which are at the Company’s sole discretion and included in the expected lease term if they are reasonably certain of being exercised.

Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate to determine the present value of the lease as the rate implicit in the lease is typically not readily determinable.

Short-term leases (leases with an initial term of 12 months or less or leases that are cancellable by the lessee and lessor without significant penalties) are not recorded on the consolidated balance sheet and are expensed on a straight-line basis over the term of the lease. The majority of the Company’s short-term leases related to certain property and delivery equipment. These leases are entered into at agreed upon hourly, daily, weekly, or monthly rental rates for an unspecified duration and typically terminate for convenience provision. Such equipment leases are considered short-term in nature unless it is reasonable certain that the equipment will be leased for a term greater than 12 months.

Note 2 - Property and Equipment

Property and equipment are comprised of the following at:

	September 30, 2019	June 30, 2019
Vehicles	$ 119,496	$ 74,755
Equipment	6,645	5,000
Furniture and fixtures	30,235	12,598
	156,376	92,353
Accumulated depreciation	(98,903)	(65,588)

Property and equipment, net	$ 57,473	$ 26,765

Note 3 - Line of Credit

The Company has a $1,250,000 line of credit at September 30, 2019 and June 30, 2019 bearing interest at prime plus 0.5% (5.5% at September 30, 2019 and 6.0% June 30, 2019) which expires December 2019. The line of credit is collateralized by certain real estate owned by a family member of a stockholder, 850,000 shares of the Company's common stock owned by two stockholders, personal guarantees of two stockholders, and a key man life insurance policy. A minimum average bank balance of $50,000 is required as part of the line of credit agreement. In addition, a 20% curtailment of the outstanding balance may occur during 2019. The outstanding balance was $1,230,550 at September 30, 2019 and June 30, 2019.

Notes 4 - Notes Payable

Long Term Notes Payable

The Company's long-term notes payable obligations to unrelated parties are as follows at:

	September 30, 2019	June 30, 2019

The Company has a note payable with a bank. Previous terms had maturity set at December 2018 and accrued interest at 2.10% annually. The note agreement was amended and now bears interest at 3.10% and matures on December 31, 2019. The note is guaranteed by a stockholder and collateralized by a certificate of deposit owned by a related party.

	$ 274,900	$ 274,900

Unsecured note payble with a financial instituion that has a maximum borrowing of $150,000 with no expiration. A flat fee is charged on each draw and payments are auto-deducted monthly.

	81,706	-

Capital leases with a related party for delivery vehicles with monthly installments totaling $724 (ranging from $263 to $461), including interest (ranging from 4.5% to 4.75%), over 5-year terms expiring through July 2020. One of the capital leases was paid in full in July 2019 leaving one delivery vehicle capital lease remaining.	4,404	6,053

Total Non-Related Party Notes Payable	361,010	280,953

Current Portion of Non-Related Party Notes Payable	361,010	279,346

Long-term Portion of Non-Related Party Notes Payable	$ -	$ 1,607

Future minimum principal payments on the non-related party long term notes payable are as follows:

Year ending September 30,
2020	$ 361,010

Note 4 - Notes Payable (Continued)

Convertible Notes Payable

September 30, 2019	June 30, 2019

On January 16, 2019, the Company signed a convertible promissory note with an investor. The $382,000 note was issued at a discount of $38,200 and bears interest at 12% per year. The Company issued 92,271 common shares to the investor. The note principal and interest are convertible into shares of common stock at the lower of (a) 70% of the lowest traded price of the common stock during the 20 trading days immediately preceding the notice of conversion or (b) $3 per share, beginning in June 2019. The note matured in July 2019 and was converted to equity.

$ -	$ 382,000

On February 22, 2019, the Company signed a convertible promissory note with an investor. The $200,000 note was issued at a discount of $20,000 and bears interest at 5% per year. The note principal and interest are convertible into shares of common stock at the lower of (a) 70% of the lowest traded price of the common stock during the 20 trading days immediately preceding the notice of conversion or (b) $3 per share, beginning in August 2019. The note was paid in full during the period ending September 30, 2019 by partial conversion to stock and issuance of debt.

-	200,000

On March 28, 2019, the Company signed a convertible promissory note with an investor. The $225,000 note was issued at a discount of $20,000 and bears interest at 10% per year. The Company issued 25,000 common shares to the investor. Two draws of $112,500 and $56,250 were borrowed under this note. The note principal and interest are convertible into shares of common stock at the lower of (a) 70% of the lowest traded price of the common stock during the 20 trading days immediately preceding the notice of conversion or (b) $3 per share, beginning in September 2019. The note has prepayment penalties ranging from 110% to 125% of the principal and interest outstanding if repaid within 60 to 180 days from issuance. The note matures in March 2020. The Company has $56,250 of available borrowings under this note at September 30, 2019.

168,750	168,750

On April 1, 2019, the Company signed a convertible promissory note with an investor. The $225,000 note was issued at a discount of $25,000 and bears interest at 10% per year. The Company issued 25,000 shares to the investor. An initial draw of $100,000 was borrowed under this note. The note principal and interest are convertible into shares of common stock at the lower of (a) 70% of the lowest traded price of the common stock during the 20 trading days immediately preceding the notice of conversion. The note matures in April 2020. The note has prepayment penalties ranging from 110% to 125% of the principal and interest outstanding if repaid within 60 to 180 days from issuance. The Company has $112,500 of available borrowings under this note at September 30, 2019.

112,500	112,500

Note 4 - Notes Payable (Continued)

Convertible Notes Payable (Continued)

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

	1,325,000	1,325,000

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

	322,580	322,580

On June 18, 2019, the Company signed a convertible promissory note with an investor. The $366,120 note was issued at a discount of $27,120 and bears interest at 8% per year. The note principal and interest are convertible into shares of common stock at 75% of the lowest traded price of the common stock during the 10 trading days immediately preceding the notice of conversion. The note matures in May 2020. The note has prepayment penalties of 120% of the principal and interest outstanding if repaid before 180 days from issuance.	366,120	366,120

Note 4 - Notes Payable (Continued)

Convertible Notes Payable (Continued)

On July 2, 2019, the Company signed a convertible promissory note with an investor. The $165,000 note was issued at a discount of $16,500 and bears interest at 8% per year. The note principal and interest are convertible into shares of common stock at 75% of the lowest traded price of the common stock during the 10 trading days immediately preceding the notice of conversion. The note matures in July 2020. The note has prepayment penalties of 120% of the principal and interest outstanding if repaid before 180 days from issuance.

	165,000	-

On August 15, 2019, 2019, the Company signed a convertible promissory note with an investor. The $225,000 note was issued at a discount of $15,000 and bears interest at 6% per year. The note principal and interest are convertible into shares of common stock at 75% of the lowest traded price of the common stock during the 10 trading days immediately preceding the notice of conversion. The note matures in August 2020. The note has prepayment penalties of 120% of the principal and interest outstanding if repaid before 180 days from issuance.

	225,000	-

On August 6, 2019, the Company signed a convertible promissory note with an investor. The $220,000 note was issued at a discount of $20,000 and bears interest at 12% per year. The note principal and interest are convertible into shares of common stock at 75% of the lowest traded price of the common stock during the 10 trading days immediately preceding the notice of conversion. The note matures in August 2020. The note has prepayment penalties of 120% of the principal and interest outstanding if repaid before 180 days from issuance.

	220,000	-

On August 29, 2019, the Company signed a convertible promissory note with an investor. The $234,726 note was issued at a discount of $16,376 and bears interest at 8% per year. The note principal and interest are convertible into shares of common stock at 75% of the lowest traded price of the common stock during the 10 trading days immediately preceding the notice of conversion. The note matures in August 2020. The note has prepayment penalties of 120% of the principal and interest outstanding if repaid before 180 days from issuance.	234,726	-

Total Convertible Notes Payable	3,139,676	2,876,950

Less: Unamortized original issue discounts	857,579	752,126

Current Portion of Convertible Notes Payable	2,282,097	2,124,824

Long-term Portion of Convertible Notes Payable	$ -	$ -

Note 4 - Notes Payable (Continued)

Convertible Notes Payable (Continued)

The original issue discount is being amortized over the terms of the convertible notes using the effective interest method. During the three months ended September 30, 2019, the Company amortized $60,268 of debt discounts to interest expense and $228,933 to interest accretion. There was no amortization of debt discounts during the three months ended September 30, 2018.

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

Warrants

The Company issued common stock and warrants as consideration for the convertible notes. The warrants contain certain anti-dilutive clauses that are accounted for as financial derivatives. The warrants meet the definition of a derivative liability instrument because the exercise price is variable and therefore does not meet the “fixed-for-fixed” criteria outlined in ASC 815-40-15.  As a result, the value of the unexercised warrants are recorded as a derivative liability at fair value and marked-to-market each period with the changes in fair value each period charged or credited to other income (expense).. Unexercised warrants of 77,342 are outstanding at September 30, 2019 and June 30, 2019.  All outstanding warrants have an original exercise prices of $4 per share, contain anti-dilution protection clauses, and expire 36 months from issue date. The anti-dilution clause was triggered for outstanding warrants, which now have an exercise price of $1.325 per share. As of September 30, 2019, outstanding warrants expire between March 27, 2022 and April 1, 2022.

Note 5 – Fair Value Measurements

The Company classifies financial assets and liabilities as held-to-maturity, loans and receivables or other financial liabilities depending on their nature. Financial assets and financial liabilities are recognized at fair value on their initial recognition.

Note 5 – Fair Value Measurements (Continued)

The Company measures the fair value of financial assets and liabilities based on U.S. GAAP guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

The following table presents information about the assets and liabilities that are measured at fair value on a recurring basis at September 30, 2019 and June 30, 2019 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical instruments. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates, and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the financial instrument, and included situations where there is little, if any, market activity for the instrument:

At September 30, 2019

Liabilities:		Total	Level 1	Level 2	Level 3
	Original issue discount, convertible debt	$ 322,000	$ -	$ -	$ 322,000
	Derivative liability, warrants	44,601	-	-	44,601
Total:		$ 366,601	$ -	$ -	$ 366,601

At June 30, 2019

Liabilities:		Total	Level 1	Level 2	Level 3
	Original issue discount, convertible debt	$ 979,569	$ -	$ -	$ 979,569
	Derivative liability, warrants	46,375	-	-	46,375
Total:		$ 1,025,944	$ -	$ -	$1,025,944

The Company measures the fair market value of the Level 3 components using the Monte Carlo model and projected discounted cash flows, as appropriate. These models are prepared by an independent third party and take into account management’s best estimate of the conversion price of the stock, an estimate of the expected time to conversion, an estimate of the stock volatility, and the risk-free rate of return expected for an instrument with a term equal to the duration of the convertible note.

Note 5 – Fair Value Measurements (Continued)

The derivative liability was valued using the Monte Carlo pricing model with the following inputs at September 30, 2019 and June 30, 2019:

At September 30, 2019
Risk-free interest rate:	1.90%
Expected dividend yield:	0.00%
Expected stock price volatility:	160.00%
Expected option life in years:	2.52 years

At June 30, 2019
Risk-free interest rate:	1.72% - 2.83%
Expected dividend yield:	0.00%
Expected stock price volatility:	180.00%
Expected option life in years:	2.80 - 3.00 years

The following table sets forth a reconciliation of changes in the fair value of the Company’s convertible debt components classified as Level 3 in the fair value hierarchy at September 30, 2019:

Beginning balance	$ 1,025,944
Convertible securities at inception	293,000
Settlement of conversion features and warrants	(149,374)
Realized	(46,903)
Unrealized	(756,066)
Ending balance	$ 366,601

Note 6 - Related Party Transactions

Notes Payable

The Company has a short-term note payable to a stockholder, totaling $200,000 at September 30, 2019 and June 30, 2019, in which the note principal plus interest of $10,000 is payable in December 2019. Effective October 2019, the note was increased to $400,000 and the maturity extended to December 2021 (Note 17).

The Company has a note payable to the seller of Concepts and Solutions, a related party, bearing interest at 3% annually, payable in annual installments from October 31, 2019 to November 30, 2021. Payments are subject to annual earnings. The balance of the note payable at September 30, 2019 totaled $900,000 with $400,000 being considered current and remainder as long term.

Leases

The Company leases property used in operations from a related party under terms of an operating lease. The term of the lease expires on December 31, 2021. The monthly lease payment is $1,500 plus maintenance and property taxes, as defined in the lease agreement. Rent expense for this lease totaled $4,500 and $2,988 for the three months ended September 30, 2019 and September 30, 2018, respectively.

The Company leases vehicles from related parties under capital leases. The Company is paying the lease payments directly to the creditors, rather than the lessor. The leased vehicles are used in operations for deliveries and installations.

Other Agreements

A related party collateralizes the Company’s short-term note with a CD in the amount of $274,900, held at the same bank. The related party will receive a $7,500 collateral fee for this service (see Note 4).

Note 7 - Lease Agreements

Capital Lease Agreements

Capital lease agreements for delivery vehicles (disclosed in Note 4) require monthly payments totaling $724 (ranging from $263 to $461), including interest (ranging from 4.5% to 4.75%), over 5-year terms expiring through July 2020. One of the capital leases was paid in full during July 2019 leaving one delivery vehicle capital lease remaining.

Operating Lease Agreements

In July 2019, the Company signed a lease agreement for certain property.  The lease expires in June 2021 and requires a non-refundable deposit of $10,000 and monthly installments of $3,000.  Rent expense for this lease totaled $9,000 for the three months ended September 30, 2019.  No rent expense was recognized under this agreement for the three months ended September 30, 2018.

The Company leases office and warehouse facilities under operating leases from an unrelated party which requires monthly payments of approximately $9,300 and expire through June 2020. These leases were assumed with the acquisition of Concepts and Solutions (Note 13) and no expense was incurred from the date of acquisition through September 30, 2019.

Future minimum lease payments at September 30, 2020 and 2021 total $59,000 and $35,250, respectively, with no other amounts due in future years.

Note 8 - Equity

During July and August 2019, the Company issued 475,000 common shares for professional consulting services.  These shares were valued at $1,203,300 upon issuance during the three months ended September 30, 2019.

During August 2019, the Company issued 347,397 common shares for debt reduction. These shares were valued at $619,103 upon issuance during the three months ended September 30, 2019.

During August and September 2019, the Company settled conversion features on convertible notes. These conversions were valued at $149,374 at conversion during the three months ended September 30, 2019.

During September 2019, the Company issued 644,709 common shares to warrant holders in two cashless transactions.

During September 2019, the Company issued 44,511 common shares in lieu of compensation. These shares were valued at $44,511 upon issuance during the three months ended September 30, 2019.

During September 2019, the Company issued 80,000 common shares for professional consulting services.  These shares were valued at $80,000 upon issuance during the three months ended September 30, 2019.

During September 2019, the Company issued 1,350,000 common shares for the acquisition of Concepts and Solutions. These shares were valued at $1,485,000 upon issuance during the three months ended September 30, 2019.

During September 2019, the Company issued 397,864 common shares for debt reduction. These shares were valued at $408,622 upon issuance during the three months ended September 30, 2019.

See the capital structure section in Note 1 for disclosure of the equity components included in the Company’s consolidated financial statements.

Note 9 - Income Taxes

The Company’s effective tax rate differed from the federal statutory income tax rate for the three months ended September 30, 2019 and 2018 as follows:

Federal statutory rate	21%
State tax, net of federal tax effect	5.75%
Valuation allowance	-27%
Effective tax rate	0%

The Company had no federal or state income tax (benefit) for the three months ended September 30, 2019 or 2018.

The Company’s deferred tax assets and liabilities as of September 30, 2019 and June 30, 2019, are summarized as follows:

	September 30, 2019	June 30, 2019
Federal
Deferred tax assets	$ 3,389,500	$ 2,980,100
Less valuation allowance	(3,389,500)	(2,980,100)
Deferred tax liabilities	-	-
	-	-
State
Deferred tax assets	985,300	(866,300)
Less valuation allowance	(985,300)	866,300
Deferred tax liabilities	-	-
	-	-
Net Deferred Tax Assets	$ -	$ -

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

The Company’s deferred tax assets are primarily comprised of net operating losses (“NOL”) that give rise to deferred tax assets. The net operating loss carryforwards expire from 2020 to 2039 with some providing an indefinite carryforward benefit. There is no tax benefit for goodwill impairment, which is permanently non-deductible for tax purposes. Additionally, due to the uncertainty of the utilization of net operating loss carry forwards, a valuation allowance equal to the net deferred tax assets has been recorded.

Note 9 - Income Taxes (Continued)

The significant components of deferred tax assets as of September 30, 2019 and June 30, 2019, are as follows:

	September 30, 2019	June 30, 2019

Net operating loss carryforwards	$ 4,336,000	$ 3,826,100
Valuation allowance	(4,374,800)	(3,846,400)
Property and equipment	(15,400)	(7,100)
Inventory allowance	5,400	5,400
Allowance for bad debts	26,800	-
Warranty accrual	22,000	22,000

Net Deferred Tax Assets	$ -	$ -

As of September 30, 2019, the Company does not believe that it has taken any tax positions that would require the recording of any additional tax liability nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next twelve months. As of September 30, 2019, the Company’s income tax returns generally remain open for examination for three years from the date filed with each taxing jurisdiction.

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

As of September 30, 2019, the Company recorded an accrued liability for approximately $591,000 relative to unpaid payroll tax liabilities and associated penalties and fees which were assumed in the acquisition of Concepts and Solutions.

Concentrations

Galaxy contracts the manufacturer of its products with overseas suppliers. The Company’s sales could be adversely impacted by a supplier’s inability to provide Galaxy with an adequate supply of inventory.

Galaxy has one customer that accounted for approximately 40% of accounts receivable at September 30, 2019 and four customers that accounted for approximately 79% of accounts receivable at June 30, 2019. Galaxy has two customers that accounted for approximately 81% of total revenue for the three months ended September 30, 2019 and three customers that accounted for 89% of revenues for the three months ended September 30, 2018.

Note 11 - Material Agreements

Consulting Agreement

A consulting agreement was renewed in May 2019 with monthly payment terms of $15,000 and 450,000 shares of common stock upon execution of the renewal. In addition, it was noted that the Company owed the consultant 210,000 shares under the original consulting agreement due to an anti-dilution clause in the agreement.  The Company paid the consultants $15,000 and $110,000 in fees and expenses for consulting services provided during three months ended September 30, 2019 and 2018, respectively. The 450,000 shares were issued under the Company’s Stock Plan in May 2019 (Note 14).

The Company issued 210,000 shares for services in July 2019 in satisfaction of the $400,000 accrued liability for the consulting services per the anti-dilution provision within the original agreement.

Consulting Agreement

The Company entered into a consulting agreement in May 2018 for advisory services such as maintaining ongoing stock market support such as drafting and delivering press releases and handling investor requests. The program will be predicated on accurate, deliberate and direct disclosure and information flow from the Company and dissemination to the appropriate investor audiences. In exchange for these consulting services provided, the advisor received $15,000 at contract inception, 10,000 shares of common stock and $4,000 monthly through April 2019. The contract renews automatically each year. The Company paid the consultants $0 and $23,000 in fees and expenses for consulting services provided during the three months ended September 30, 2019 and 2018, respectively.

Consulting Agreement

The Company entered into a consulting agreement in April 2018 for a period of six months for investor relations services such as blogs and newsletters, introduction to investment banks and online CEO quarterly conferences. In exchange for these consulting services provided, the advisor received $25,000 per month for four months and 25,000 shares of common stock. The Company paid the consultants $35,000 for the three months ended September 30, 2018. The agreement expired in October 2018.

Manufacturer and Distributorship Agreement

On September 15, 2018, the Company signed an agreement with a company in China for the manufacturing of Galaxy’s SLIM series of interactive panels, a new Galaxy product. The manufacturer agreed to manufacture, and the Company agreed to be the sole distributor of the interactive panels in the United States for a term of two years. The agreement includes a commitment by Galaxy to purchase $2 million of product during the first year beginning September 2018. If the minimum purchase is not met, the manufacturer can require the Company to establish a performance improvement plan, and the manufacturer has the right to terminate the agreement. The payment terms are 20% in advance, 30% after the product is ready to ship, and the remaining 50% 45 days after receipt. The manufacturer provides Galaxy with the product, including a three-year manufacturer’s warranty from the date of shipment. The agreement renews automatically in two year increments unless three months notice is given by either party.

Agency Agreement

Effective December 11, 2018, the Company entered into a 12 month contract with an agent to raise capital. The agent receives a finders fee ranging from 4 to 8% relative to the amount of capital raised, plus restricted shares in an amount equal to 4% of capital raised, if successful. The Agreement contains an option to extend the contract term for an additional six months. The Company paid $11,600 in fees during the three months ended September 30, 2019. No fees were paid under this agreement during the three months ended September 30, 2018.

Note 11 - Material Agreements (Continued)

Financial Advisory Engagement

Effective June 4, 2019, the Company engaged a financial advisor to act as the Company’s exclusive financial advisor, lead managing underwriter and sole book running manager and investment banker in connection with a proposed offering. The engagement period of the agreement is June 4, 2019 to May 31, 2020. The Company is proposing a follow-on public offering of securities. The Company paid $667,500 in fees during the three months ended September 30, 2019. No fees were paid under this agreement during the three months ended September 30, 2018. The Company issued 250,000 shares to the financial advisor for services in July 2019.

Business Development and Marketing Agreement

Effective June 10, 2019, the Company entered into a three month contract for certain advisory and consulting services. The Company will issue 15,000 shares and pay $20,000 per month under the terms of the agreement. The Company paid $169,300 in fees during the three months ended September 30, 2019. No fees were paid under this agreement during the three months ended September 30, 2018. The Company issued 60,000 shares to the consultant for consulting services in July and September 2019.

Capital Transaction Services Agreement

Effective June 28, 2019, the Company entered into a three month contract for capital raise advisory and consulting services.  The Company pays $3,500 per month under the terms of this agreement, which is payable upon the successful closing of a capital raise. The Company paid $3,500 upon signing of the agreement. The agreement renews automatically unless either party provided notice of cancellation. The Company paid no fees during the three months ended September 30, 2019 and 2018.

Consulting Agreement

On May 1, 2019, the Company engaged an advisor to provide consulting services under an Investor Relations and Advisory Agreement. The Company pays $8,000 per month under this agreement in the form of $2,000 cash and a restricted common stock monthly fee of $6,000 in advance of services each month. The number of shares issued is calculated based on the closing price of the Company’s common shares on the first day of the month. The shares do not have registration rights, and the shares may be sold by the advisor, subject to Rule 144.  The Company paid $4,000 in fees during the three months ended September 30, 2019. No fees were paid under this agreement during the three months ended September 30, 2018.

Consulting Agreement

On August 1, 2019, the Company engaged an advisor to provide consultation services related to research and development for a one year period.  Under the terms of the agreement, the Company issued 35,000 common shares in advance of the services performed.  The shares were valued at $35,000 on the date of issuance.

Employment Agreement

The company signed a two year employment agreement with the former owner of Concepts and Solutions as a part of the acquisition. The agreement provides an annual salary of $185,000 per year and a 15% bonus. The agreement contains an anti-dilution clause for the maintenance of 8% ownership in Galaxy.

Note 12 - Reverse Acquisition and Subsequent Sale of Entertainment

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

Concurrent with the reverse triangular merger, the Company applied pushdown accounting; therefore, the consolidated financial statements after completion of the reverse merger include the assets, liabilities, and results of operations of Galaxy and FLCR from and after the closing date of the reverse merger, with only certain aspects of pre-consummation stockholders’ equity remaining in the consolidated financial statements.

There was no cash consideration paid by Galaxy to FLCR on the date of the reverse triangular merger. Instead, shares of stock were issued and exchanged, and the Company acquired $1,511,844 of net assets of FLCR. At the closing of the merger, all of FLCR’s convertible promissory notes were converted into FLCR’s common shares. The merger agreement contains potential future tax advantages of the net operating loss carryforward available to offset future taxable income of the combined company, up to a maximum of $150,000, over a 5-year period beginning June 22, 2018. There is a valuation allowance reducing this tax benefit to zero at September 30, 2019 and June 30, 2019.

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
$ 892,312

Note 12 - Reverse Acquisition (Continued)

As a result of the Company pushing down the effects of the acquisition, certain accounting adjustments are reflected in the consolidated financial statements, such as goodwill recognized of $834,220 and reflected in the balance sheet as of June 30, 2019. Goodwill recognized is primarily attributable to the acquisition of the fair value of the public company structure and other intangible assets that do not qualify for separate recognition.

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

The consideration received for the sale of Entertainment was 38,625 shares of Galaxy common stock at the fair value on the date of the transaction, or $92,700. A gain of $60,688 was recognized as a result of the sale.

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

Note 13 – Acquisition of Concepts and Solutions

On September 4, 2019, Galaxy entered into a stock purchase agreement with Concepts and Solutions. Under the terms of the stock purchase agreement, 100% of the outstanding capital for both Concepts and Solutions was purchased by Galaxy.

Concurrent with this acquisition, the Company applied pushdown accounting. Therefore, the consolidated financial statements after completion of the acquisition include the assets, liabilities, and results of operations of the combined company from and after the closing date.

As part of the stock purchase agreement, Galaxy issued 1,350,000 common shares to the seller (Note 17) with a value of $1,485,000. In addition to the issuance of common shares, the Company entered into three promissory notes with the seller for a total note payable of $3,000,000.  The note is subject to adjustment based on certain future earnings goals. The Company believes future earnings goals will not be met and have valued the note payable at $900,000 at September 30, 2019.

The following table summarizes the preliminary allocation of the fair value of the assets and liabilities as of the acquisition date through pushdown accounting. The preliminary allocation to certain assets and/or liabilities may be adjusted by material amounts as the Company finalizes fair value estimates.

Assets
Cash	$ 201,161
Accounts receivable	1,165,954
Inventory	94,360
Property and equipment	20,904
Other assets	2,800
Goodwill and other intangibles	3,760,287

Total Assets	5,245,465

Liabilities
Accounts payable	1,225,734
Accrued expenses	783,540
Short-term debt	96,941
Deferred revenue	518,900

Total Liabilities	2,625,115

Net Assets	$ 2,620,350

Consideration
Fair value of anti-dilution clause	$ 235,350
Note payable to seller	$ 900,000
Stock	1,485,000
Total consideration	$ 2,620,350

As a result of the Company pushing down the effects of the acquisition, certain accounting adjustments are reflected in the consolidated financial statements, such as goodwill and other intangible assets recognized of $3,524,936 and reflected in the balance sheet as of September 30, 2019. Goodwill and other intangible assets recognized is primarily attributable to the amount of the consideration in excess of the fair value of Concepts and Solutions at the date of purchase.

Note 14 – Stock Plan

An Employee, Directors, and Consultants Stock Plan for the Year 2019 (“Plan”) was established by the Company. The Plan is intended to attract and retain employees, directors and consultants by aligning the economic interest of such individuals more closely with the Company’s stockholders, by paying fees or salaries in the form of shares of the Company’s common stock. The Plan is effective December 28, 2018, and expires December 31, 2019. Common shares of 1,000,000 are reserved for stock awards under the Plan. There were 965,000 shares awarded under the Plan as of September 30, 2019.

Note 15 - Segment Reporting

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

The Entertainment segment owns and operates Georgetown 14 Cinemas, a fourteen-theater movie complex located in Indianapolis, Indiana. Entertainment generates revenues from movie ticket sales and concessions. As disclosed in Note 12, the Entertainment segment was sold effective February 6, 2019 to an entity owned by former majority shareholders of FLCR.

Note 15 - Segment Reporting (Continued)

The following table represents a summary of operating information for the three months ended September 30, 2018:

Revenues	Technology	Entertainment
Technology	$ 502,664	$ -
Entertainment	-	216,755

Cost of Sales
Technology	407,351	-
Entertainment	-	71,558

Gross Profit	95,313	145,197

General and Administrative Expenses
Technology	650,067	-
Entertainment	-	213,527

Other Income (Expense)
Technology	(9,764)	-
Entertainment	-	1,395

Net Loss	$ (564,518)	$ (66,935)

As the Entertainment segment was sold in February 2019, there was no operating activities relative to this segment for the three months ended September 30, 2019.

Note 16 - Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had negative working capital of approximately $6,400,000, an accumulated deficit of approximately $11,500,000, and cash used in operations of approximately $3,400,000 at September 30, 2019.

The Company’s operational activities have primarily been funded through issuance of common stock for services, related party advances, debt financing, a private placement offering of common stock and through the deferral of accounts payable and other expenses. The Company intends to raise additional capital through the sale of equity securities or borrowings from financial institutions and possibly from related and nonrelated parties who may in fact lend to the Company on reasonable terms. Management believes that its actions to secure additional funding will allow the Company to continue as a going concern. There is no guarantee the Company will be successful in achieving any of these objectives. These sources of working capital are not assured, and consequently do not sufficiently mitigate the risks and uncertainties disclosed above. The ability of the Company to continue as a going concern is dependent upon management’s ability to raise capital from the sale of its equity and, ultimately, the achievement of operating revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 17 - Subsequent Events

The Company has evaluated subsequent events through the date on which the consolidated financial statements were available to be issued.

On October 3, 2019, the Company issued 100,000 common shares to an investor in satisfaction of $76,000 of principal on a convertible note.

On October 8, 2019, the Company issued 455,000 common shares to a consultant in lieu of monthly compensation of $15,000 under a two year consulting agreement.

On October 10, 2019, a warrant holder exercised warrants and received 46,170 common shares in a cashless transaction.

On October 14, 2019, the Company issued 55,000 common shares to an investor in satisfaction of $15,125 principal and fees on a convertible note.

Note 17- Subsequent Events (Continued)

On October 15, 2019, the Company issued 100,000 common shares to an investor in satisfaction of $80,000 of principal on a convertible note.

On October 17, 2019, the Company issued 50,000 common shares to a consultant in lieu of compensation of $30,000.

On October 17, 2019, a warrant holder exercised warrants and received 500,000 common shares in a cashless transaction. The warrants were issued due to an anti-dilution protections.

On October 21, 2019, the Company issued 200,000 common shares to an investor in satisfaction of $112,000 in principal on a convertible note.

On October 21, 2019, the Company issued 75,000 common shares to an investor in satisfaction of a $83,875 of principal and fees on a convertible note.

On October 22, 2019, the Company issued 16,557 common shares to a consultant in lieu of legal fees of $9,603.

On October 22, 2019, the Company issued 1,350,000 common shares as part of the stock purchase agreement of Concepts and Solutions (Notes 1 and 13).

On October 24, 2019, the Company issued 121,429 common shares to an investor in satisfaction of $57,072 of principal and interest on a convertible note.

On October 28, 2019, a warrant holder exercised warrants and received 37,500 common shares in a cashless transaction. The warrants were issued due to anti-dilution protections.

On October 30, 2019, the Company issued 75,000 common shares to an investor in satisfaction of $33,000 of principal on a convertible note.

On October 31, 2019, the Company issued 107,143 common shares to an investor in satisfaction of $40,714 of principal and interest on a convertible note.

On November 5, 2019, the Company issued 100,000 common shares to an investor in satisfaction of $20,000 of principal on a convertible note.

Note 17- Subsequent Events (Continued)

On November 5, 2019, the Company issued 182,869 common shares to an investor in satisfaction of $36,574 of principal and interest on a convertible note.

On November 13, 2019, the Company extended the maturity date of the note payable from a board member to November 13, 2021 and increased the borrowings under the note from $200,000 to $400,000.

On November 7, 2019, the Company borrowed $1,000,000 from a stockholder under terms of a two year convertible note payable. The note is convertible into preferred stock Series D and Series E at maturity on November 7, 2021.  The note bears interest at 6%. There are no prepayment penalties related to the note and the Company may issue common shares to repay the note. The proceeds of the note were used to pay off convertible notes and warrants.

On November 14, 2019, preferred shares Series D were authorized by management. Management authorized 1,000,000 shares. The shares are non-voting, and convertible into 20% of all outstanding shares of common stock at the time of conversion. Conversion is mandatory after eighteen months from the issue date of the Series D shares.

On November 14, 2019, preferred shares Series E were authorized by management. Management authorized 500,000 shares. The shares are non-voting, and convertible into common stock at a thirty day average price per share to equal an investment value of $500,000.

Three convertible notes with a face value of $782,306 at September 30, 2019 have been fully converted into stock and there are no remaining obligations under these notes as of November 14, 2019.

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

General:

Where this Form 10-Q includes “forward-looking” statements within the meaning of Section 27A of the Securities Act, we desire to take advantage of the “safe harbor” provisions thereof. Therefore, Galaxy, is including this statement for the express purpose of availing itself of the protections of the safe harbor provisions with respect to all such forward-looking statements. The forward-looking statements in this Form 10-Q reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. In this Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “future” and similar expressions identify forward-looking statements. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section. We have based these forward-looking statements on our current expectations and projections about future events.  Although we believe that the expectations reflected in the forward-looking statements contained herein are based upon reasonable assumptions at the time made, there can be no assurance that any such expectations or any forward-looking statement will prove to be correct. Our actual results will vary, and may vary materially, from those projected or assumed in the forward-looking statements. Future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not anticipate, including, without limitation, product recalls and product liability claims; infringement of our technology or assertion that our technology infringes the rights of other parties; termination of supplier relationships, or failure of suppliers to perform; inability to successfully manage growth; concentration of our revenue among a few customers, products or procedures; development of new products and technology that could render our products obsolete; market acceptance of new products; introduction of products in a timely fashion; price and product competition, availability of labor and materials, cost increases, and fluctuations in and obsolescence of inventory; volatility of the market price of our common stock; foreign currency fluctuations; changes in key personnel; work stoppage or transportation risks; integration of business acquisitions; and other factors referred to in our reports filed with the SEC.

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

Revenue recognition

Theater Ticket Sales and Concessions

Revenues are generated principally through admissions and concessions sales with proceeds received in cash or via credit card at the point of sale. (See “Sale of FLCR”.)

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

Because of the nature and quality of the Company’s products, the Company provides for the estimated costs of warranties at the time revenue is recognized for a period of five years after purchase as a secondary warranty. The manufacturer also provides a warranty against certain manufacturing and other defects. As of the periods ended September 30, 2019 and the June 30, 2019, the Company accrued $102,350 and $82,350, respectively, for estimated product warranty claims, which is included in accrued expenses in the accompanying balance sheets. The accrued warranty costs are based primarily on historical experience of actual warranty claims as well as current repair costs. Warranty claims expense for the three months ended September 30, 2019 were $82,494.  There were no warranty claims expense for the three months ended September 30, 2018.

Stock Compensation

The Company record stock-based compensation in accordance with the provisions set forth in ASC 718, Stock Compensation, using the modified prospective method.  ASC 718 requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards.  The Company, from time to time, may issue common stock to acquire services or goods from non-employees.  Common stock issued to persons other than employees or directors are recorded on the basis of their fair value.

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

Concurrent with the acquisition of Interlock Concepts, Inc. and Ehlert Solutions Group, Inc. on September 4, 2019, the Company applied pushdown accounting. Pushdown accounting refers to the use of the acquirer’s basis in the preparation of the acquiree’s separate financial statements as the new basis of accounting for the acquiree.

Goodwill

Goodwill is not amortized, but is reviewed for impairment at least annually, or more frequently when events or changes in circumstances indicate that the carrying value may not be recoverable.  Judgements regarding indicators of potential impairment are based on market conditions and operational performance of the business.

At each fiscal year end, the Company performs an analysis of goodwill.  The Company may assess its goodwill for impairment initially using a qualitative approach to determine whether conditions exist to indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If management concludes, based on its assessment of relevant events, facts and circumstances that it is more likely than not that a reporting unit’s carrying value is greater than its fair value, then a goodwill impairment charge is recognized for the amount in excess, not to exceed the total amount of goodwill allocated to that reporting unit.

If the fair value of a reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and no further testing is required. If determined to be impaired, an impairment charge is recorded as a general and administrative expense within the Company’s consolidated statement of operations.

Intangible Assets

Intangible assets are stated at the lower of cost or fair value. Intangible assets are amortized on a straight-line basis over periods ranging from two to three years, representing the period over which we expect to receive future economic benefits from these assets.

Product Warranty

We generally warrant our product against certain manufacturing and other defects. These product warranties are provided for specific periods of time, depending on the nature of the product, the geographic location of its sales and other factors. As of the periods ended September 30, 2019 and June 30, 2019, we accrued approximately $102,350 and $82,350, respectively, for estimated product warranty claims, which is included in accrued expenses in the accompanying balance sheets. The accrued warranty costs are based primarily on historical experience of actual warranty claims as well as current information on repair costs. Warranty claims expense for the three months ended September 30, 2019 were $82,494.  There were no warranty claims expense for the three months ended September 30, 2018.

Derivative Liabilities

The Company generally does not use derivative financial instruments to hedge exposures to cash flow or market risks.  However, certain other financial instruments, such as warrants, anti-dilution provisions of agreements, and embedded conversion features on convertible debt, are classified as derivative liabilities due to protection provisions within the agreements.  Such financial instruments are initially recorded at fair value using the Monte Carlo model and subsequently adjusted to fair value at the close of each reporting period.  The Company accounts for derivative instruments and debt instruments in accordance with ASC 815, ASU 2017-11, and associated pronouncements related to the classification and measurement of warrants and instruments with conversion features.

Recent Adopted Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU is intended to improve the reporting of leasing transactions to provide users of financial statements with more decision-useful information. This ASU will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, using a modified retrospective approach. The Company adopted the standard on July 1, 2019 with no material impact on the consolidated financial statements.

In November 2019, the FASB issued ASU No. 2019-08, Compensation – Stock Compensation (Topic 718). This ASU requires that an entity measure and classify share based payment awards granted to a customer by applying the guidance in Topic 718.  The amount recorded as a reduction of the transaction price is required to be measured on the basis of the grant-date fair value of the share-based payment award in accordance with Topic 718. The amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those years. Early adoption is permitted. The Company adopted the standard on July 1, 2019 with no material impact on the consolidated financial statements.

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This ASU provides amendments to Topic 326 related to estimating and measuring credit losses. The amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those years. Early adoption is permitted. The Company adopted the standard on July 1, 2019 with no material impact on the consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurements. This ASU provides amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of the measurement uncertainty that should be applied. The amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those years. Early adoption is permitted. The Company adopted the standard on July 1, 2019 with no material impact on the consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Revenue

Revenues recognized were $624,897 and $719,419 for the three months ended September 30, 2019 and 2018, respectively. Additionally, deferred revenue amounted to $667,499 and $247,007 as of September 30, 2019 and June 30, 2019, respectively. Revenues decreased over the three months ended September 30, 2018 due to sale of FLCE offset by increases in the customer base as well as additional revenues received through Interlock Concepts, Inc. (Concepts) and Ehlert Solutions Group, Inc. (Solutions) which were acquired in September 2019 (See Sale of FCLE and Purchase of Interlock Concepts, Inc. and Ehlert Solutions Group, Inc.).

Cost of Revenue and Gross Profit Summary

Our cost of revenue was $493,679 and $478,909 for the three months ended September 30, 2019 and 2018, respectively. Cost of revenue consists primarily of manufacturing, freight, and installation costs. There are no significant overhead costs which impact cost of revenue. Cost of revenues increased from the three months ended September 30, 2018 due to the related costs associated with higher revenues generated from technology and interactive panels offset by the reduction of costs related to entertainment theater ticket sales due to the sale of FCLE. (See Sale of FCLE and Purchase of Interlock Concepts, Inc. and Ehlert Solutions Group, Inc.).

Our gross margin percentage was 21% and 33% for the three months ended September 30, 2019 and 2018, respectively.

General and Administrative

General and administrative expenses were $2,123,859 and $863,594 for the three months ended September 30, 2019 and 2018, respectively. General and administrative expenses consist primarily of salaries and stock compensation expense, office rent, travel expense, and professional fees. Of this amount, $1,327,811 and $0 represented consulting fees and employee compensation paid through the issuance of stock, which did not impact cash, for the three months ended September 30, 2019 and 2018, respectively. The increase in general and administrative expenses is directly related to Company growth and the desire to take advantage of market opportunity. Additionally, general and administrative expenses increased due to expenses incurred through Concepts and Solutions. (See Purchase of Interlock Concepts, Inc. and Ehlert Solutions Group, Inc.).

Interest Expense

Interest expense amounted to $601,790 and $48,813 for the three months ended September 30, 2019 and 2018, respectively.  During the three months ended September 30, 2019, the Company amortized $60,268 of debt discounts to interest expense.

During the three months ended September 30, 2019, the Company amortized $228,933 of original issue debt discounts on derivative instruments to interest accretion.  No debt discounts were amortized or accreted during the three months ended September 30, 2018.

Other Income and Expense

The outstanding warrants and conversion features in convertible notes and anti-dilution clause of an employment agreement meet the definition of a derivative liability instrument because the exercise price of the warrants and the conversion rates are variable. As a result, the outstanding warrants and conversion features of the notes are recorded as derivative liability at fair value and marked-to-market each period with the change in fair value charged or credited to income. This will be increased due to the anti-dilution clause of the employment agreement. A derivative liability of $366,601 and $1,025,944 is recorded at September 30, 2019 and June 30, 2019. A change in fair value of the derivative instruments was accreted by $802,968 during the three months ended September 30, 2019. There were no outstanding derivative liability instruments during the three months ended September 30, 2018 and therefore no change in fair value was recognized for that period. These amounts do not impact cash.

Net Loss for the Period

As a result of the foregoing, net loss incurred for the three months ended September 30, 2019 and 2018 was $2,017,347 and $631,453, respectively.

Liquidity and Capital Resources

The Company’s cash totaled $415,805 at September 30, 2019, as compared with $169,430 at June 30, 2019, an increase of $246,375. Net cash of $3,369,258 was used by operations for the three month period ended September 30, 2019. Net cash of $2,950,282 was provided from investing activities for the three month period ended September 30, 2019. Net cash of $665,351 was provided from financing activities for the three month period ended September 30, 2019, primarily due to proceeds from convertible notes payable.

Total current liabilities totaled $8,119,215 and $6,395,904 as of September 30, 2019 and June 30, 2019, respectively, which primarily consists of a line of credit, convertible notes payable, related party notes payable, derivative liability, accrued expenses and accounts payable.

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

Off-Balance Sheet Arrangements

Other than office lease commitments discussed in Notes 6 and 7 and commitments discussed in Note 10 to our consolidated financial statements, we do not have any off-balance sheet arrangements.

Sale of FLCR

On February 6, 2019, Galaxy sold its wholly owned subsidiary FullCircle Entertainment, Inc. (“FLCR”).  FLCR operated a movie theater in Indianapolis, Indiana. The operations of FLCE were accounted for as a separate segment from the other operations of the Company as described herein. As a result of the sale, the Company no longer has separate segments to account for.

Purchase of Interlock Concepts, Inc. and Ehlert Solutions Group, Inc.

On September 4, 2019, Galaxy entered into a stock purchase agreement with Interlock Concepts, Inc. (Concepts) and Ehlert Solutions Group, Inc. (Solutions).  Under the stock purchase agreement, Galaxy acquired 100% of the outstanding capital stock of both Concepts and Solutions. The purchase price for the acquisition was 1,350,000 shares of common stock and a two year note payable to the seller for $3,000,000. The note payable is subject to the achievement of certain earnings goals.

Solutions and Concepts are Utah-based audio design and manufacturing companies creating innovative products that provide fundamental tools for building notification systems primarily to K-12 education market customers located primarily in the north and north-west United States. Solutions and Concepts’ products and services allow institutions access to intercom, scheduling, and notification systems with improved ease of use.  The products provide an open architecture solution to customers which allows the products to be used in both existing and new environments.  Intercom, public announcement (PA), bell and control solutions are easily added and integrated within the open architecture design and software model.  These products combine elements over a common internet protocol (IP) network, which minimizes infrastructure requirements and reduces costs by combining systems.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019.

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

The reason for this deficiency relates to the fact that our management is relying on external consultants for purposes of preparing our financial reporting package; however, the officers may not be able to identify errors and irregularities in the financial reporting package before its release as a continuous disclosure document.

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

Management has conducted, with the participation of our president, our principal executive officer and our principal accounting officer and principal financial officer, an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2019 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of September 30, 2019, our Company’s internal control over financial reporting was not effective based on present Company activity. Our Company is in the process of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over Company activities as well as more stringent accounting policies to track and update our financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended September 30, 2019 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

Date:  November 18, 2019

/s/ Gary LeCroy

Gary LeCroy

Chief Executive Officer and Director

Date: November 18, 2019

/s/Magen McGahee

Magen McGahee

Chief Financial Officer and Director

November 18, 2019

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

3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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

Dated:  November 18, 2019

Galaxy Next Generation, Inc.

By: /s/ Gary Lecroy

       Gary Lecroy

       Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Magen McGahee, certify that:

1.I have reviewed this quarterly report on Form 10-Q of Galaxy Next Generation, Inc.;

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

Dated:  November 18, 2019

 Galaxy Next Generation, Inc.

By:  /s/ Magen McGahee

        Magen McGahee

        Chief Financial Officer

 Exhibit 32.1

CERTIFICATION

OF

CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Quarterly Report on Form 10-Q of Galaxy Next Generation, Inc.  (the "Company") for the quarter ending September 30, 2019, I, Gary Lecroy, Chief Executive Officer of the Company hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1. Such Quarterly Report on Form 10-Q for the fiscal quarter ending September 30, 2019, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such Quarterly Report on Form 10-Q for the Quarter ending September 30, 2019, fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  November 18, 2019

Galaxy Next Generation, Inc.

By: Gary Lecroy

       Gary Lecroy

Exhibit 32.2

CERTIFICATION

OF

CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Quarterly Report on Form 10-Q of Galaxy Next Generation, Inc.  (the "Company") for the quarter ending September 30, 2019, I, Magen McGahee, Chief Financial Officer of the Company hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1. Such Quarterly Report on Form 10-Q for the fiscal quarter ending September 30, 2019, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such Quarterly Report on Form 10-Q for the Quarter ending September 30, 2019, fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  November 18, 2019

Galaxy Next Generation, Inc.

By: /s/ Magen McGahee

          Magen McGahee