Form 10-Q
period 2019-12-31
GALAXY NEXT GENERATION, INC.
filed 2020-02-13
CIK 1127993

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-56006

GALAXY NEXT GENERATION, INC.

  (Exact Name of Registrant as Specified in Its Charter)

Nevada	61-1363026
(State of Incorporation)	(IRS Employer Identification No.)

285 N Big A Road Toccoa, Georgia	30577
(Address of Principal Executive Offices)	(Zip Code)

(706) 391-5030

(Registrant’s telephone number, including area code)

-i-

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the  registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [      ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [      ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, an emerging   growth company or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check   one):

Large accelerated filer [ ] Non-accelerated filer [ X ]	Accelerated filer [ ] Smaller reporting company [ X ] Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [      ] No [X]

The number of common shares outstanding as of February 12, 2020 was 22,584,475.

-ii-

	FORM 10-Q GALAXY NEXT GENERATION, INC.
	Table of Contents
		Page
	PART I. Financial Information
Item 1.	Unaudited Consolidated Financial Statements	2
	Consolidated Balance Sheets as of December 31, 2019 (unaudited) and June 30, 2019 (audited)	3
	Consolidated Statements of Operations for the Three Months and Six Months Ended December 31, 2019 and 2018 (unaudited)	4
	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Six Months Ended December 31, 2019 and 2018 (unaudited)	5-7
	Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2019 and 2018 (unaudited)	8-10
	Notes to the Consolidated Financial Statements	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	60
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	68
Item 4.	Controls and Procedures	69
	PART II. Other Information
Item 1.	Legal Proceedings	70
Item 1A.	Risk Factors	70
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	71
Item 3.	Defaults Upon Senior Securities	74
Item 4.	Mine Safety Disclosures	74
Item 5.	Other Information	74
Item 6.	Exhibits	76
	Signatures	77

PART I – FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

The following unaudited consolidated financial statements are included herein:

GALAXY NEXT GENERATION, INC.
Consolidated Balance Sheets

	December 31, 2019	June 30, 2019
Assets	(Unaudited)	(Audited)
Current Assets
Cash	$ 245,420	$ 169,430
Accounts receivable, net	847,251	262,304
Inventories, net	418,778	648,715
Prepaid and other current assets	25,798	20,898
Total Current Assets	1,537,247	1,101,347

Property and Equipment, net (Note 2)	85,441	26,765

Intangibles, net (Note 1 and 13)	2,692,000	-

Goodwill (Notes 1, 12 and 13)	1,634,507	834,220

Operating right of use asset (Note 7)	124,264	-
Total Assets	$ 6,073,459	$ 1,962,332

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Line of credit (Note 3)	$ 1,230,450	$ 1,230,550
Convertible notes payable, net of discount (Note 4)	1,214,667	2,124,824
Derivative liability, convertible debt features and warrants (Note 5)	671,312	1,025,944
Current portion of long term notes payable (Note 4)	414,506	279,346
Accounts payable	1,725,632	690,882
Accrued expenses	258,734	597,351
Deferred revenue	585,572	247,007
Short term portion of related party notes payable (Note 6)	1,223,467	200,000
Total Current Liabilities	7,324,340	6,395,904

Noncurrent Liabilities
Long term portion of accounts payable	133,897	174,703
Long term portion of related party notes payable (Note 6)	1,450,000	-
Notes payable, less current portion (Note 4)	71,228	1,607
Total Liabilities	8,979,465	6,572,214

Stockholders' Equity (Deficit)
Common stock	1,746	1,072
Preferred stock - Series E, non-redeemable	50	-
Additional paid-in-capital	11,402,437	4,859,731
Accumulated deficit	(14,310,239)	(9,470,685)
Total Stockholders' Equity (Deficit)	(2,906,006)	(4,609,882)

Total Liabilities and Stockholders' Equity (Deficit)	$ 6,073,459	$ 1,962,332

See accompanying Notes to the consolidated financial statements (unaudited)

GALAXY NEXT GENERATION, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2019	2018	2019	2018
Revenues
Technology interactive panels and related products	$ 869,565	$ 348,358	$ 1,491,398	$ 844,828
Entertainment theater ticket sales and concessions	-	294,289	-	511,044
Technology office supplies	6,964	6,564	10,028	12,758
Total Revenues	876,529	649,211	1,501,426	1,368,630

Cost of Sales
Technology interactive panels and related products	492,105	309,889	985,784	717,240
Entertainment theater ticket sales and concessions	-	91,765	-	163,323
Total Cost of Sales	492,105	401,654	985,784	880,563

Gross Profit	384,424	247,557	515,642	488,067

General and Administrative Expenses
Stock compensation and stock issued for services	679,881	-	2,007,692	-
General and administrative	1,805,480	1,502,176	2,601,528	2,365,770

Loss from Operations	(2,100,937)	(1,254,619)	(4,093,578)	(1,877,703)

Other Income (Expense)
Other income	-	13,374	3,049	53,818
Expenses related to convertible notes payable:
Change in fair value of derivative liability	1,219,289	-	2,022,257	-
Interest accretion	(579,920)	-	(808,853)	-
Interest expense	(1,360,639)	(13,552)	(1,962,429)	(62,365)

Total Other Income (Expense)	(721,270)	(178)	(745,976)	(8,547)

Net Loss before Income Taxes	(2,822,207)	(1,254,797)	(4,839,554)	(1,886,250)

Income taxes (Note 9)	-	-	-	-

Net Loss	$ (2,822,207)	$ (1,254,797)	$ (4,839,554)	$ (1,886,250)

Net Basic and Fully Diluted Loss Per Share	$ (0.161)	$ (0.134)	$ (0.331)	$ (0.235)

Weighted average common shares outstanding
Basic	17,531,574	9,362,167	14,636,414	8,042,106
Fully diluted	27,349,020	9,362,167	31,849,788	8,042,106

See accompanying Notes to the consolidated financial statements (unaudited)

GALAXY NEXT GENERATION, INC.
Consolidated Statement of Changes in Stockholders' Equity (Deficit)
Six Month Period Ended December 31, 2019
(Unaudited)
							Total
	Common Stock		Preferred Stock - Class E		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, June 30, 2019	11,318,901	$ 1,072	-	$ -	$ 4,859,731	$ (9,470,685)	$ (4,609,882)

Common stock issued for services in
July and August 2019 (Notes 8)	475,000	48	-	-	1,203,252	-	1,203,300

Common stock issued in exchange for debt reduction
in August 2019 (Note 8)	347,397	35	-	-	619,068	-	619,103

Settlement of conversion features in August and
September 2019 (Note 8)	-	-	-	-	149,374	-	149,374

Issuance of common stock to warrant
holders in September 2019 (Note 8)	644,709	-	-	-	-	-	-

Common stock issued as compensation in
September 2019 (Note 8)	44,511	4	-	-	44,507	-	44,511

Common stock issued for services in
September 2019 (Note 8)	80,000	9	-	-	79,991	-	80,000

Common stock issued in acquisition of Ehlert Solutions, Inc. and Interlock Concepts, Inc. (Note 8 and 13)	1,350,000	135	-	-	1,720,216	-	1,720,351

Common stock issued in exchange for debt reduction
in September 2019 (Note 8)	397,864	40	-	-	408,622	-	408,662

Common stock issued for services in
October 2019 (Note 8)	521,557	52	-	-	403,550	-	403,602

Common stock issued in exchange for debt reduction
in October 2019 (Note 8)	833,572	83	-	-	478,651	-	478,734

Issuance of common stock to warrant holders
in October 2019 (Note 8)	583,670	-	-	-	-	-	-

Settlement of conversion features in October 2019 (Note 8)	-	-	-	-	3,000	-	3,000

Common stock issued for services in
November 2019 (Note 8)	45,000	5	-	-	19,795	-	19,800

Common stock issued in exchange for debt reduction
in November 2019 (Note 8)	1,194,157	119	-	-	429,396	-	429,515

Common stock issued for convertible notes
in November 2019 (Note 8)	500,000	50	-	-	219,950	-	220,000

Common stock issued for services in December
2019 (Note 8)	908,355	91	-	-	256,387	-	256,478

Commitment shares issued in December 2019 (Note 8)	25,000	3	-	-	6,997	-	7,000

Issuance of Preferred Stock - Class E	-	-	500,000	50	499,950	-	500,000

Consolidated net loss	-	-	-	-	-	(4,839,554)	(4,839,554)

Balance, December 31, 2019	19,269,693	$ 1,746	500,000	$ 50	$ 11,402,437	$ (14,310,239)	$ (2,906,006)

See accompanying Notes to the consolidated financial statements (unaudited)

GALAXY NEXT GENERATION, INC.
Consolidated Statement of Changes in Stockholders' Equity (Deficit)
Six Month Period Ended December 31, 2018
(Unaudited)

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, June 30, 2018	9,655,813	$ 965	$ 3,108,873	$ (2,807,568)	$ 302,270

Common stock issued as part of the
private placement in September 2018	910	-	637,000	-	637,000

Common stock issued for services
in December 2018	75,511	8	237,851	-	237,859

Consolidated net loss	-	-	-	(1,886,250)	(1,886,250)

Balance, December 31, 2018	9,732,234	$ 973	$ 3,983,724	$ (4,693,818)	$ (709,121)

See accompanying Notes to the consolidated financial statements (unaudited)

GALAXY NEXT GENERATION, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Period Ended December 31,
	2019	2018
Cash Flows from Operating Activities
Net loss	$ (4,839,554)	$ (1,886,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	17,844	178,422
Amortization of convertible debt discounts	216,724	4,444
Issuance of stock for services	-	237,859
Amortization of intangible assets	268,000	-
Accretion and settlement of financing instruments
and change in fair value of derivative liability	536,339	-
Changes in assets and liabilities:
Accounts receivable	75,339	294,545
Inventories	315,734	213,151
Prepaid expenses and other assets	-	(219,820)
Accounts payable	(54,573)	(198)
Accrued expenses	(950,480)	(191,621)
Deferred revenue	(173,380)	23,943

Net cash used in operating activities	(4,588,007)	(1,345,525)

Cash Flows from Investing Activities
Acquisition of business, net of cash	2,967,918	-
Purchases of property and equipment	(17,636)	-

Net cash provided by investing activities	2,950,282	-

Cash Flows from Financing Activities
Principal payments on mortgage and financing lease obligations	(3,449)	(26,562)
Principal payments on short term notes payable	(35,431)	(20,000)
Payments on advances from stockholder, net	-	(111,173)
Payments on convertible notes payable	(159,983)	-
Proceeds from convertible notes payable	1,923,684	360,000
Borrowings (proceeds) on line of credit, net	(100)	463,672
Payments on notes payable - related parties	(411,006)	-
Proceeds from issuance of common stock	-	637,000
Proceeds from notes payable - related parties	400,000	45,000

Net cash provided by financing activities	1,713,715	1,347,937

Net Increase in Cash and Cash Equivalents	75,990	2,412

Cash, Beginning of Period	169,430	184,255

Cash, End of Period	$ 245,420	$ 186,667

Supplemental and Non Cash Disclosures
Noncash additions related to convertible debt	$ 206,600	$ 40,000

Cash paid for interest	$ 161,944	$ 62,365

Related party note payable issued for acquisition of business	$ 1,484,473	$ -

Settlement of conversion feature	$ 152,374	$ -

Acquisition of goodwill and intangibles	$ 3,760,287	$ -

Common stock issued in exchange for debt reduction	$ 1,904,013	$ -

Stock compensation and stock issued for services	$ 2,007,838	$ -

Property and equipment purchased with financing lease	$ 37,979	$ -

Convertible note and warrants extinguished	$ 1,405,243	$ -

Fair value of convertible note issued to stockholder	$ 1,000,000	$ -

Fair value of preferred stock - Series E issued to stockholder	$ 500,000	$ -

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

On September 4, 2019, Galaxy entered into a stock purchase agreement with Interlock Concepts, Inc. (Concepts) and Ehlert Solutions Group, Inc. (Solutions).  Under the stock purchase agreement, Galaxy acquired 100% of the outstanding capital stock of both Concepts and Solutions. The purchase price for the acquisition was 1,350,000 shares of common stock and a two year note payable to the seller for $3,000,000. The note payable to the seller is subject to adjustment based on the achievement of certain future gross revenues and successful completion of certain pre-acquisition withholding tax issues of Concepts and Solutions.

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

Galaxy is a manufacturer and U.S. distributor of interactive learning technologies and enhanced audio solutions.  Galaxy develop both hardware and software that allows the presenter and participant to engage in a fully collaborative instructional environment. Galaxy  also develops award winning classroom audio solutions and school PA and Intercom products, creating a full line card offering for classrooms to its channel partners. Galaxy’s products include Galaxy’s own private-label interactive touch screen panel as well as numerous other national and international branded peripheral and communication devices. New technologies like Galaxy’s own touchscreen panels are sold along with renowned brands such as Google Chromebooks, Microsoft Surface Tablets, Lenovo and Acer computers, Verizon WiFi and more. Galaxy’s distribution channel consists of approximately 30 resellers across the U.S. who primarily sell its products within the commercial and educational market. Galaxy does not control where the resellers focus their resell efforts; however, the K-12 education market is the largest customer base for Galaxy products comprising nearly 90% of Galaxy’s sales. In addition, Galaxy also possesses its own reseller channel where it sells directly to the K-12 market, primarily throughout the Southeast region of the United States.

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

The Entertainment segment, which was sold on February 6, 2019, owned and operated Georgetown 14 Cinemas, a fourteen-theater movie complex located in Indianapolis, Indiana. Entertainment generated revenues from movie ticket sales and concessions.

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

Note 1 - Summary of Significant Accounting Policies (Continued)

Capital Structure

In accordance with ASC 505, Equity, the Company’s capital structure is as follows:

	December 31, 2019
	Authorized	Issued	Outstanding

Common stock	4,000,000,000	19,269,693	19,231,068	$.0001 par value, one vote per share

Preferred stock	200,000,000	-	-	$.0001 par value, one vote per share

Preferred stock - Class A	750,000	-	-	$.0001 par value; no voting rights

Preferred stock - Class B	1,000,000	-	-	Voting rights of 10 votes for 1 Preferred B share; 2% preferred dividend payable annually

Preferred stock - Class C	9,000,000	-	-	$.0001 par value; 500 votes per share, convertible to common stock

Preferred stock - Class D	1,000,000	-	-	$.0001 par value; no voting rights, convertible to common stock, mandatory conversion to common stock 18 months after issue

Preferred stock - Class E	500,000	500,000	500,000	$.0001 par value; no voting rights, convertible to common stock

Note 1 - Summary of Significant Accounting Policies (Continued)

Capital Structure (continued)

	June 30, 2019
	Authorized	Issued	Outstanding

Common stock	4,000,000,000	11,318,901	11,280,276	$.0001 par value, one vote per share

Preferred stock	200,000,000	-	-	$.0001 par value, one vote per share

Preferred stock - Class A	750,000	-	-	$.0001 par value; no voting rights

Preferred stock - Class B	1,000,000	-	-	Voting rights of 10 votes for 1 Preferred B share; 2% preferred dividend payable annually

Preferred stock - Class C	9,000,000	-	-	$.0001 par value; 500 votes per share, convertible to common stock

Note 1 - Summary of Significant Accounting Policies (Continued)

There is no publicly traded market for the preferred shares.

There are 103,406,045 common shares reserved at December 31, 2019 under terms of the convertible debt agreements and Stock Plan (see Notes 4 and 14).

There are 11,090,023 issued common shares that are restricted as of December 31, 2019. The shares may become free-trading after six months of being held upon satisfaction of certain terms and regulatory conditions.

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

Note 1 - Summary of Significant Accounting Policies (Continued)

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

Because of the nature and quality of the Company’s products, the Company provides for the estimated costs of warranties at the time revenue is recognized for a period of five years after purchase as a secondary warranty. The manufacturer also provides a warranty against certain manufacturing and other defects. As of December 31, 2019 and June 30, 2019, the Company accrued $102,350 and $82,350, respectively, for estimated product warranty claims, which is included in accrued expenses in the accompanying consolidated balance sheets. The accrued warranty costs are based primarily on historical warranty claims as well as current repair costs. There was $0 and $7,239 of warranty expense for the three and six months ended December 31, 2019, respectively. There was no warranty expense for the three and six months ended December 31, 2018. The Company is negotiating a warranty settlement with one of its manufacturers. At December 31, 2019, the Company accrued $279,966 payable to this manufacturer to be paid over twenty-four months, with $133,897 recorded as a long-term portion of accounts payable.

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

Accounts Receivable

Accounts receivable is recognized when the Company's right to consideration is unconditional, and is presented net of an allowance for doubtful accounts. Management reviews each receivable balance and estimates that portion, if any, of the balance that will not be collected. The carrying amount of the accounts receivable is then reduced by an allowance based on management’s estimate. At December 31, 2019 and June 30, 2019, management had determined an allowance on uncollectable accounts totaling $118,000 and $0, respectively, At December 31, 2019 and June 30, 2019, $73,626 and $247,007, respectively, of total accounts receivable were considered unbilled and recorded as deferred revenue.

Inventories

Inventory is stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out (FIFO) method of accounting. All inventory at December 31, 2019 and June 30, 2019, represents goods available for sale. Inventory is mostly comprised of interactive panels. Management estimates $20,000 of obsolete or slow-moving inventory reserves at December 31, 2019 and June 30, 2019.

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

Note 1 - Summary of Significant Accounting Policies (Continued)

Property and Equipment (Continued)

Property and equipment at December 31, 2019 and June 30, 2019 and the estimated useful lives used in computing depreciation, are as follows:

Furniture and fixtures   2-5 years

Equipment                        5 years

Vehicles                            5 years

Depreciation is provided using the straight-line method over the estimated useful lives of the depreciable assets. Depreciation expense was $10,012 and $89,211 for the three months ended December 31, 2019 and 2018, respectively.  Depreciation expense was $17,844 and $178,422 for the six months ended December 31, 2019 and 2018, respectively.

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

Goodwill at December 31, 2019 is $1,634,507 and is attributed to the reverse acquisition of FLCR (Note 12) and Concepts and Solutions (Note 13).

Note 1 - Summary of Significant Accounting Policies (Continued)

Intangible Assets

Intangible assets are stated at the lower of cost or fair value. Intangible assets are amortized on a straight-line basis over periods ranging from two to five years, representing the period over which the Company expects to receive future economic benefits from these assets.  Estimated amortization expense related to intangible assets for the next five years is: $1,072,000 for 2020, $872,000 for 2021, $272,000 for 2022, $272,000 for 2023, and $204,000 for 2024.

Net intangible assets at December 31, 2019 are $2,692,000 as noted in the following table:

	December 31, 2019
	Cost	Accumulated Amortization
Finite-lived assets:
Customer list	$ 881,000	$ 44,050
Vendor relationships	479,000	23,950
Noncompete agreement	1,600,000	200,000
	$ 2,960,000	$ 268,000

There were no intangible assets as of June 30, 2019.

Note 1 - Summary of Significant Accounting Policies (Continued)

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

Note 1 - Summary of Significant Accounting Policies (Continued)

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

Note 1 - Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments (Continued)

As of December 31, 2019 and June 30, 2019, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. All such assets and liabilities are considered to be Level 3 in the fair value hierarchy defined above.

Derivative Liabilities

The Company generally does not use derivative financial instruments to hedge exposures to cash flow or market risks. However, certain other financial instruments, such as warrants, and embedded conversion features on the convertible debt, are classified as derivative liabilities due to protection provisions within the agreements.  Such financial instruments are initially recorded at fair value using the Monte Carlo model and subsequently adjusted to fair value at the close of each reporting period.  The Company accounts for derivative instruments and debt instruments in accordance with the interpretive guidance of ASC 815, ASU 2017-11, and associated pronouncements related to the classification and measurement of warrants and instruments with conversion features and anti-dilution clauses in agreements.

Recently Adopted Accounting Standards

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

Recently Adopted Accounting Standards (Continued)

Leases

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

The adoption of ASU 2016-02 did not have a material impact on the Company's balance sheet, result of operations or cash flows.

The Company primarily leases office and warehouse space as well as delivery vehicles. The Company’s leases expire through December 2021.  Most leases contain renewal options for varying periods, which are at the Company’s sole discretion and included in the expected lease term if they are reasonably certain of being exercised.

Right of use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term.  The Company uses its incremental borrowing rate to determine the present value of the lease as the rate implicit in the lease is typically not readily determinable.

Note 1 - Summary of Significant Accounting Policies (Continued)

Recently Adopted Accounting Standards (Continued)

Leases (Continued)

Short-term leases (leases with an initial term of 12 months or less or leases that are cancellable by the lessee and lessor without significant penalties) are not recorded on the consolidated balance sheet and are expensed on a straight-line basis over the term of the lease.  The majority of the Company’s short-term leases relate to certain property and delivery equipment.  These leases are entered into at agreed upon hourly, daily, weekly, or monthly rental rates for an unspecified duration and typically terminate for convenience provision.  Such equipment leases are considered short-term in nature unless it is reasonably certain that the equipment will be leased for a term greater than 12 months.

Note 2 - Property and Equipment

Property and equipment are comprised of the following at:

	December 31, 2019	June 30, 2019
Vehicles	$ 157,476	$ 74,755
Equipment	6,645	5,000
Furniture and fixtures	30,235	12,598
	194,356	92,353
Accumulated depreciation	(108,915)	(65,588)

Property and equipment, net	$ 85,441	$ 26,765

Note 3 - Line of Credit

The Company has a $1,250,000 line of credit at December 31, 2019 and June 30, 2019 bearing interest at prime plus 0.5% (5.25% at December 31, 2019 and 6.00% at June 30, 2019) which expires on May 15, 2020. The line of credit is collateralized by certain real estate owned by a family member of a stockholder, 850,000 shares of the Company's common stock owned by two stockholders, personal guarantees of two stockholders, and a key man life insurance policy. A minimum average bank balance of $50,000 is required as part of the line of credit agreement. The outstanding balance was $1,230,450 and $1,230,550 at December 31, 2019 and June 30, 2019, respectively.

Notes 4 - Notes Payable

Long Term Notes Payable

The Company's long-term notes payable obligations to unrelated parties are as follows at:

	December 31, 2019	June 30, 2019
Note payable with a bank bearing interest at 3.10% and maturing on May 31, 2020. The note is guaranteed by a stockholder and collateralized by a certificate of deposit owned by a related party.

	$ 274,900	$ 274,900

Unsecured note payable with a financial institution that has a maximum borrowing of $150,000 with no expiration. A flat fee is charged on each draw and payments are auto-deducted monthly.

	46,275	-

Operating lease liabilities for offices and warehouses with monthly installments of $18,080 (ranging from $4,530 to $1,413) over terms ranging from 2 to 3 years, expiring through December 2021.	124,264	-

Financing leases with a related party for delivery vehicles with monthly installments totaling $724 (ranging from $263 to $461), including interest (ranging from 4.5% to 4.75%), over 5-year terms expiring through July 2020. One of the financing leases was paid in full in July 2019 leaving one delivery vehicle financing lease remaining.	3,001	6,053

Financing lease with a finance company for delivery vehicle with monthly installments totaling $679 including interest at 8.99% over a 6 year term expiring in December 2025.	37,294	-

Total Notes Payable	485,734	280,953

Current Portion of Notes Payable	414,506	279,346

Long-term Portion of Notes Payable	$ 71,228	$ 1,607

Notes 4 - Notes Payable (Continued)

Long Term Notes Payable (Continued)

Future minimum principal payments on the long-term notes payable to unrelated parties are as follows:

Period ending December 31,
2020	$ 414,506
2021	43,928
2022	5,937
2023	6,493
2024	7,102
Thereafter	7,768
$ 485,734

Note 4 - Notes Payable (Continued)

Convertible Notes Payable

December 31, 2019	June 30, 2019

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

On February 22, 2019, the Company signed a convertible promissory note with an investor. The $200,000 note was issued at a discount of $20,000 and bears interest at 5% per year. The note principal and interest are convertible into shares of common stock at the lower of (a) 70% of the lowest traded price of the common stock during the 20 trading days immediately preceding the notice of conversion or (b) $3 per share, beginning in August 2019. The note was paid in full by partial conversion to stock and proceeds from issuance of debt.

-	200,000

On March 28, 2019, the Company signed a convertible promissory note with an investor. The $225,000 note was issued at a discount of $20,000 and bears interest at 10% per year. The Company issued 25,000 common shares to the investor. Three draws of $56,250, $112,500, and $56,250 were borrowed under this note. The note principal and interest are convertible into shares of common stock at the lower of (a) 70% of the lowest traded price of the common stock during the 20 trading days immediately preceding the notice of conversion or (b) $3 per share, beginning in September 2019. The note has prepayment penalties ranging from 110% to 125% of the principal and interest outstanding if repaid within 60 to 180 days from issuance. The note matures in three intervals in March 2020, June 2020, and November 2020.

150,750	168,750

Note 4 - Notes Payable (Continued)

Convertible Notes Payable (Continued)

On April 1, 2019, the Company signed a convertible promissory note with an investor. The $225,000 note was issued at a discount of $25,000 and bears interest at 10% per year. The Company issued 25,000 shares to the investor. An initial draw of $100,000 was borrowed under this note.The note principal and interest are convertible into shares of common stock at the lower of (a) 70% of the lowest traded price of the common stock during the 20 trading days immediately preceding the notice of conversion. The note matures in April 2020. The note has prepayment penalties ranging from 110% to 125% of the principal and interest outstanding if repaid within 60 to 180 days from issuance. The note was paid in full by conversion to stock.

-	112,500

On April 29, 2019, the Company signed a convertible promissory note with an investor. The $1,325,000 note was issued at a discount of $92,750 and bears interest at 8% per year. The note principal and interest are convertible into shares of common stock at the lower of (a) 75% of the lowest traded price of the common stock during the 10 trading days immediately preceding the notice of conversion or (b) $2.75 per share. The note matures in April 2020. The note has prepayment penalties of 120% of the sum of the outstanding principal, plus accrued interest, plus defaulted interest, plus any additional principal, plus at the holder's option, any amounts owed to the holder pursuant to any other provision of the note. The note was paid in full with proceeds from issuance of debt and preferred stock.

-	1,325,000

On May 28, 2019, the Company signed a convertible promissory note with an investor. The $322,580 note was issued at a discount of $22,580 and bears interest at 8% per year. The note principal and interest are convertible into shares of common stock at the lower of (a) 75% of the lowest traded price of the common stock during the 10 trading days immediately preceding the notice of conversion or (b) $2.75 per share beginning in November 2019. The note matures in May 2020. The note has prepayment penalties of 120% of the principal and interest outstanding if repaid before 180 days from issuance.  The note was partially repaid by a combination of conversion to stock and cash.

90,017	322,580

Note 4 - Notes Payable (Continued)

Convertible Notes Payable (Continued)

On June 18, 2019, the Company signed a convertible promissory note with an investor. The $366,120 note was issued at a discount of $27,120 and bears interest at 8% per year. The note principal and interest are convertible into shares of common stock at 75% of the lowest traded price of the common stock during the 10 trading days immediatelypreceding the notice of conversion. The note matures in May 2020. The note has prepayment penalties of 120% of the principal and interest outstanding if repaid before 180 days from issuance. The note was partially repaid by conversion to stock.

300,000	366,120

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

Note 4 - Notes Payable (Continued)

Convertible Notes Payable (Continued)

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

Note 4 - Notes Payable (Continued)

Convertible Notes Payable (Continued)

On September 27, 2019, the Company signed a convertible promissory note with an investor. The $225,000 note was issued at a discount of $13,500 and bears interest at 8% per year. The note principal and interest are convertible into shares of common stock at the lower of (a) 75% of the lowest traded price of the common stock during the 10 trading days immediately preceding the notice of conversion or (b) the lowest closing price during the preceding 10 trading days prior to the issue date of the note. The note matures in June 2020. The note has prepayment penalties between 110% and 125% of the principal and interest outstanding if repaid before 180 days from issuance.

225,000	-

On November 18, 2019, the Company signed a convertible promissory note with an investor. The $55,000 note was issued at a discount of $5,000 and bears interest at 8% per year. The note principal and interest are convertible into shares of common stock at the lower of (a) 70% of the lowest traded price of common stock during the 15 trading days prior to the issue date or (b) 70% of the lowest traded price for the common stock during the 15 trading days prior to conversion of the note. The note matures in November 2020. The note has prepayment penalties between 115% and 125% of the principal and interest outstanding if repaid before 180 days from issuance.

55,000	-

On November 18, 2019, the Company signed a convertible promissory note with an investor. The $110,000 note was issued at a discount of $10,000 and bears interest at 8% per year. The note principal and interest are convertible into shares of common stock at the lower of (a) 70% of the lowest traded price of common stock during the 15 trading days prior to the issue date or (b) 70% of the lowest traded price for the common stock during the 15 trading days prior to conversion of the note. The note matures in November 2020. The note has prepayment penalties between 115% and 125% of the principal and interest outstanding if repaid before 180 days from issuance.

110,000	-

Note 4 - Notes Payable (Continued)

Convertible Notes Payable (Continued)

On December 11, 2019, the Company signed a convertible promissory note with an investor. The $220,430 note was issued at a discount of $15,430 and bears interest at 8% per year. The note principal and interest are convertible into shares of common stock at the lower of (a) $0.46 per share or (b) 75% of the lowest trading price of common stock during the 10 trading days prior to conversion beginning in June 2020. The note matures in December 2020. The note has prepayment penalties between 120% and 130% of the principal and interest outstanding if repaid before 180 days from issuance.

	220,430	-

On November 25, 2019, the Company signed a convertible promissory note with an investor. The $1,000,000 note was issued at a discount of $70,000 and bears interest at 8% per year. The note principal and interest up to $250,000 every 30-day calendar period are convertible into shares of common stock at the lower of (a) 75% of the lowest traded price of the common stock during the 10 trading days immediately preceding the notice of conversion or (b) $0.46 per share. The note matures in November 2020. The note has a redemption premium of 115% of the principal and interest outstanding if repaid before maturity.

	1,000,000	-

Total Convertible Notes Payable	2,995,923	2,876,950

Less: Unamortized original issue discounts	1,781,256	752,126

Current Portion of Convertible Notes Payable	1,214,667	2,124,824

Long-term Portion of Convertible Notes Payable	$ -	$ -

Note 4 - Notes Payable (Continued)

Convertible Notes Payable (Continued)

The original issue discount is being amortized over the terms of the convertible notes using the effective interest method. During the three and six months ended December 31, 2019, the Company amortized $156,456 and $216,724, respectively, of debt discounts to interest expense and $579,920 and $808,853, respectively, to interest accretion. There was no amortization of debt discounts during the three or six months ended December 31, 2018.

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

The conversion features meet the definition of a derivative liability instrument because the conversion rate is variable and therefore does not meet the “fixed-for-fixed” criteria outlined in ASC 815-40-15. As a result, the conversion features of the notes are recorded as a derivative liability at fair value and marked-to-market each period with the changes in fair value each period charged or credited to other income (expense).

Warrants

The Company issued common stock and warrants as consideration for the convertible notes. The warrants contain certain anti-dilutive clauses that are accounted for as financial derivatives. The warrants meet the definition of a derivative liability instrument because the exercise price is variable and therefore does not meet the “fixed-for-fixed” criteria outlined in ASC 815-40-15.  As a result, the value of the unexercised warrants are recorded as a derivative liability at fair value and marked-to-market each period with the changes in fair value each period charged or credited to other income (expense). Unexercised warrants to purchase 84,373 shares of common stock are outstanding at December 31, 2019 and June 30, 2019.  All outstanding warrants have an original exercise prices of $4 per share, contain anti-dilution price protection clauses, and expire 36 months from issue date. The anti-dilution clause was triggered for outstanding warrants, which now have an exercise price of $1.325 per share. As of December 31, 2019, outstanding warrants expire between March 2022 and November 2022.

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

The following table presents information about the assets and liabilities that are measured at fair value on a recurring basis at December 31, 2019 and June 30, 2019 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical instruments. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates, and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the financial instrument, and included situations where there is little, if any, market activity for the instrument:

At December 31, 2019
		Total	Level 1	Level 2	Level 3
Assets:
	Anti-dilutive nature of employment agreement included in goodwill	$ 235,350	$ -	$ -	$ 235,350

Liabilities:
	Original issue discount, convertible debt	$ 638,000	$ -	$ -	$ 638,000
	Derivative liability, warrants	33,312	-	-	33,312
Total:		$ 671,312	$ -	$ -	$ 671,312

At June 30, 2019

Liabilities:		Total	Level 1	Level 2	Level 3
	Original issue discount, convertible debt	$ 979,569	$ -	$ -	$ 979,569
	Derivative liability, warrants	46,375	-	-	46,375
Total:		$ 1,025,944	$ -	$ -	$ 1,025,944

The Company measures the fair market value of the Level 3 components using the Monte Carlo model and projected discounted cash flows, as appropriate. These models are prepared by an independent third party and consider management’s best estimate of the conversion price of the stock, an estimate of the expected time to conversion, an estimate of the stock volatility, and the risk-free rate of return expected for an instrument with a term equal to the duration of the convertible note.

Note 5 – Fair Value Measurements (Continued)

The derivative liability was valued using the Monte Carlo pricing model with the following inputs at December 31, 2019 and June 30, 2019:

At December 31, 2019
Risk-free interest rate:	1.86%
Expected dividend yield:	0.00%
Expected stock price volatility:	160.00%
Expected option life in years:	1.83 years

At June 30, 2019
Risk-free interest rate:	1.72% - 2.83%
Expected dividend yield:	0.00%
Expected stock price volatility:	180.00%
Expected option life in years:	2.80 - 3.00 years

The following table sets forth a reconciliation of changes in the fair value of the Company’s convertible debt components classified as Level 3 in the fair value hierarchy at December 31, 2019:

Balance at June 30, 2019	$ 1,025,944
Additional convertible securities at inception	1,823,000
Settlement of conversion features and warrants	(152,374)
Realized	(227,903)
Unrealized	(1,797,355)
Balance at December 31, 2019	$ 671,312

Note 6 - Related Party Transactions

Notes Payable

	December 31, 2019	June 30, 2019

Note payable to a stockholder in which the $200,000 principal plus $10,000 of interest was payable in December 2019. Borrowings under the note increased and the maturity was extended to November 2021. The note bears interest at 6% and is payable in cash or common stock, at the Company's option. If interest is paid in common stock, the conversion price will be the market price at the time of conversion. Principal on the note at maturity is convertible into 400,000 shares of Series D Preferred Stock. If principal is paid prior to maturity, the right of conversion is terminated.

	$ 400,000	$ 200,000

Fair value of unsecured notes payable to seller of Concepts and Solutions, a related party, bearing interest at 3% per year, payable in annual installments through November 30, 2021. Payments are subject to adjustment based on the achievement of minimum gross revenues and successful completion of certain pre-acquistion withholding tax issues of Concepts and Solutions.	1,073,467	-

Note 6 - Related Party Transactions (Continued)

Notes Payable (Continued)

Note payable to a stockholder in which the note principal plus 6% interest is payable in November 2021. Interest is payable in cash or common stock, at the holders option. If interest is paid in common stock, the conversion price will be the market price at the time of conversion. Principal on the note at maturity is convertible into 1,000,000 shares of Series D Preferred Stock. If principal is paid prior to maturity, the right of conversion is terminated.	1,000,000	-

Note payable to a stockholder in which the note principal plus 6% interest is payable in November 2021. Interest is payable in cash or common stock, at the Company's option. If interest is paid in common stock, the conversion price will be the market price at the time of conversion. Principal on the note at maturity is convertible into 200,000 shares of Series D Preferred Stock. If principal is paid prior to maturity, the right of conversion is terminated.	200,000	-

Total Related Party Notes Payable	2,673,467	200,000

Current Portion of Convertible Notes Payable	1,223,467	200,000

Long-term Portion of Convertible Notes Payable	$ 1,450,000	$ -

Future maturities of notes payable are as follows:

Period ending December 31,
2020	$ 1,223,467
2021	1,450,000
$ 2,673,467

Note 6 - Related Party Transactions (Continued)

Leases

The Company leases property used in operations from a related party under terms of an operating lease. The term of the lease expires on December 31, 2021. The monthly lease payment is $1,500 plus maintenance and property taxes, as defined in the lease agreement. Operating lease expense for this lease totaled $4,500 and $9,000 for the three and six months ended December 31, 2019, respectively.  Rent expense for this lease totaled $17,146 and $20,134 for the three and six months ended December 31, 2018, respectively.

The Company leases vehicles from related parties under financing leases. The Company is paying the lease payments directly to the creditors, rather than the lessor. The leased vehicles are used in operations for deliveries and installations.

Other Agreements

A related party collateralizes the Company’s short-term note with a CD in the amount of $274,900, held at the same bank. The related party will receive a $7,500 collateral fee for this service (see Note 4).

Note 7 - Lease Agreements

Financing Lease Agreements

Financing lease agreements for delivery vehicles (disclosed in Note 4) requiring monthly payments totaling $724 (ranging from $263 to $461), including interest (ranging from 4.5% to 4.75%), over 5-year terms expiring through July 2020. One of the financing leases was paid in full during July 2019 leaving one delivery vehicle financing lease remaining.

In December 2019, the Company entered into a financing lease for a vehicle (disclosed in Note 4) requiring monthly payments of $679, including interest at 8.99% over a 6-year term expiring in December 2025.

Operating Lease Agreements

The Company leases facilities for offices, assembly and warehousing. The Company determines whether a contract is a lease or contains a lease at inception date. Upon commencement, the Company recognizes a right-of-use asset and lease liability based on the net present value of the future minimum lease payments over the lease term at the commencement date. As the Company’s leases typically do not provide an implicit rate, the Company’s lease liabilities are measured on a discounted basis using the Company's incremental borrowing rate. Lease terms used in the recognition of right-of-use assets and lease liabilities include only options to extend the lease that are reasonably certain to be exercised. The consolidated balance sheets do not include recognized assets or liabilities for leases that, at the commencement date, have a term of twelve months or less and do not include an option to purchase the underlying asset that is reasonably certain to be exercised. The Company recognizes such leases in the  consolidated statements of income on a straight-line basis over the lease term.

Note 7 - Lease Agreements (Continued)

We regularly evaluate renewal options and when they are reasonably certain of exercise, we include the renewal period in our lease term.

The Company’s operating lease cost for the three and six months ended December 31, 2019 was $24,074 and 66,794, respectively. Cash paid for operating lease liabilities approximated operating lease cost for the three and six months ended December 31, 2019.

Operating lease right-of-use assets and operating lease liabilities were as follows:

Right-of-use assets:
Operating right-of-use asset	$ 124,264

Operating lease liabilities:
Current portion	$ 85,764
Long term portion	38,500

Total operating lease liabilities	$ 124,264

As of December 31, 2019, operating lease maturities are as follows:

Period ending December 31,
2020	$ 85,764
2021	38,500
$ 124,264

As of December 31, 2019, the weighted average remaining lease term was 1.75 years.

Note 8 - Equity

During July and August 2019, the Company issued 475,000 common shares for professional consulting services.  These shares were valued at $1,203,300 upon issuance.

During August 2019, the Company issued 347,397 common shares for debt reduction. These shares were valued at $619,103 upon issuance.

During August and September 2019, the Company settled conversion features on convertible notes. These conversions were valued at $149,374 at conversion.

During September 2019, the Company issued 644,709 common shares to warrant holders in two cashless transactions.

During September 2019, the Company issued 44,511 common shares in lieu of compensation. These shares were valued at $44,511 upon issuance.

During September 2019, the Company issued 80,000 common shares for professional consulting services.  These shares were valued at $80,000 upon issuance.

During September 2019, the Company issued 1,350,000 common shares for the acquisition of Concepts and Solutions. These shares were valued at $1,485,000 upon issuance.

During September 2019, the Company issued 397,864 common shares for debt reduction. These shares were valued at $408,662 upon issuance.

During October 2019, the Company issued 521,557 common shares for professional services. These shares were valued at $403,602 upon issuance.

During October 2019, the Company issued 833,572 common shares for debt reduction. These shares were valued at $478,734 upon issuance.

Note 8 – Equity (Continued)

During October 2019, the Company issued 583,670 common shares to warrant holders in three cashless transactions.

During October 2019, the Company settled conversion features on convertible notes. These conversions were valued at $3,000 at conversion.

During November 2019, the Company issued 45,000 common shares for professional services. These shares were valued at $19,800 upon issuance.

During November 2019, the Company issued 1,194,157 common shares for debt reduction. These shares were valued at $429,515 upon issuance.

During November 2019, the Company issued 500,000 common shares for debt reduction. These shares were valued at $220,000 upon issuance.

During December 2019, the Company issued 908,355 common shares for professional services. These shares were valued at $256,478 upon issuance.

During December 2019, the Company issued 25,000 common shares for commitment shares on convertible debt. These shares were valued at $7,000 upon issuance.

On November 14, 2019, 1,000,000 preferred shares Series D were authorized by management. The shares are non-voting, and convertible into 20% of all outstanding shares of common stock at the time of conversion. Conversion is mandatory after eighteen months from the issue date of the Series D shares.

Note 8 – Equity (Continued)

In November 2019, the Company issued 500,000 shares of Class E preferred stock to an investor in exchange for the extinguishment of convertible debt and warrants. These shares were valued at $500,000 upon issuance during the three months ended December 31, 2019.

See the capital structure section in Note 1 for disclosure of the equity components included in the Company’s consolidated financial statements.

Note 9 - Income Taxes

The Company’s effective tax rate differed from the federal statutory income tax rate for the three and six months ended December 31, 2019 and 2018 as follows:

Federal statutory rate	21%
State tax, net of federal tax effect	5.75%
Valuation allowance	-27%
Effective tax rate	0%

The Company had no federal or state income tax (benefit) for the three or six months ended December 31, 2019 or 2018.

The Company’s deferred tax assets and liabilities as of December 31, 2019 and June 30, 2019, are summarized as follows:

	December 31, 2019	June 30, 2019
Deferred tax assets	$ 3,886,600	$ 2,980,100
Less valuation allowance	(3,886,600)	(2,980,100)
Deferred tax liabilities	-	-
	-	-

Deferred tax assets	1,128,600	866,300
Less valuation allowance	(1,128,600)	(866,300)
Deferred tax liabilities	-	-
	-	-
Net Deferred Tax Assets	$ -	$ -

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

The significant components of net deferred tax assets as of December 31, 2019 and June 30, 2019, are as follows:

	December 31, 2019	June 30, 2019
Net operating loss carryforwards	$ 4,974,800	$ 3,826,100
Valuation allowance	(5,015,200)	(3,846,400)
Property and equipment	(23,800)	(7,100)
Inventory allowance	5,400	5,400
Allowance for bad debts	31,600	-
Warranty accrual	27,200	22,000

Net Deferred Tax Assets	$ -	$ -

As of December 31, 2019, the Company does not believe that it has taken any tax positions that would require the recording of any additional tax liability nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next twelve months. As of December 31, 2019, the Company’s income tax returns generally remain open for examination for three years from the date filed with each taxing jurisdiction.

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

On September 4, 2019, the Company recorded a pre-acquisition liability for approximately $591,000 relative to unpaid payroll tax liabilities and associated penalties and fees of Concepts and Solutions.

Concentrations

Galaxy contracts the manufacturer of its products with overseas suppliers. The Company’s sales could be adversely impacted by a supplier’s inability to provide Galaxy with an adequate supply of inventory.

Galaxy has four customers that accounted for approximately 64% and 79% of accounts receivable at December 31, 2019 and June 30, 2019, respectively. Galaxy has two customers that accounted for approximately 81% and 40% of total revenue for the three and six months ended December 31, 2019, respectively. The Company had two customers that accounted for approximately 78% and three customers that accounted for approximately 80% of revenues for the three and six months ended December 31, 2018, respectively.

Note 11 - Material Agreements

Consulting Agreement

A consulting agreement was renewed in May 2019 with monthly payment terms of $15,000 and 450,000 shares of common stock upon execution of the renewal. In addition, it was noted that the Company owed the consultant 210,000 shares under the original consulting agreement due to an anti-dilution clause in the agreement.  The Company issued 210,000 shares for services in July 2019 in satisfaction of the $400,000 accrued liability for the consulting services. The Company paid the consultant $15,000 for the three and six months ended December 31, 2019, respectively, and $102,000 and $213,000 for the three and six months ended December 31, 2018 in fees and expenses for consulting services provided during the periods. The Company issued 450,000 shares under the Company’s Stock Plan in May 2019 (Note 14), and 455,000 shares of common stock to the consultant in October 2019 for professional services (Note 8).

Consulting Agreement

The Company entered into a consulting agreement in May 2018 for advisory services such as maintaining ongoing stock market support such as drafting and delivering press releases and handling investor requests. The program will be predicated on accurate, deliberate and direct disclosure and information flow from the Company and dissemination to the appropriate investor audiences. In exchange for these consulting services provided, the advisor received $15,000 at contract inception, 10,000 shares of common stock and $4,000 monthly through April 2019. The contract expired in May 2019. The Company paid the consultants $0 in fees for the three and six months ended December 31, 2019 and $0 and $23,000 in fees and expenses for consulting services provided during the three and six months ended December 31, 2018, respectively.

Consulting Agreement

The Company entered into a consulting agreement in April 2018 for a period of six months for investor relations services such as blogs and newsletters, introduction to investment banks and online CEO quarterly conferences. In exchange for these consulting services provided, the advisor received $25,000 per month for four months and 25,000 shares of common stock. The Company paid the consultants $35,000 for the three and six months ended December 31, 2018. The agreement expired in October 2018.

Manufacturer and Distributorship Agreement

On September 15, 2018, the Company signed an agreement with a company in China for the manufacturing of Galaxy’s SLIM series of interactive panels. The manufacturer agreed to manufacture, and the Company agreed to be the sole distributor of the interactive panels in the United States for a term of two years. The agreement includes a commitment by Galaxy to purchase $2 million of product during the first year beginning September 2018. If the minimum purchase is not met, the manufacturer can require the Company to establish a performance improvement plan, and the manufacturer has the right to terminate the agreement. The payment terms are 20% in advance, 30% after the product is ready to ship, and the remaining 50% 45 days after receipt. The manufacturer provides Galaxy with the product, including a three year manufacturer’s warranty from the date of shipment. The agreement renews automatically in two year increments unless three months notice is given by either party.

Note 11 - Material Agreements (Continued)

Agency Agreement

Effective December 11, 2018, the Company entered into a 12 month contract with an agent to raise capital. The agent receives a finder’s fee ranging from 4% to 8% relative to the amount of capital raised, plus restricted shares in an amount equal to 4% of capital raised, if successful. The Agreement contains an option to extend the contract term for an additional six months. The Company paid $11,600 in fees during the three and six months ended December 31, 2019. No fees were paid under this agreement during the three and six months ended December 31, 2018. The Company issued 212,990 shares of common stock in December 2019 for these agency services (Note 8).

Financial Advisory Engagement

Effective June 4, 2019, the Company engaged a financial advisor to act as the Company’s exclusive financial advisor, lead managing underwriter and sole book running manager and investment banker in connection with a proposed offering. The engagement period of the agreement is June 4, 2019 to May 31, 2020. The Company paid $0 in fees during the three and six months ended December 31, 2019. No fees were paid under this agreement during the three and six months ended December 31, 2018. The Company issued 250,000 shares to the financial advisor for services in July 2019 (Note 8).

Business Development and Marketing Agreement

Effective June 10, 2019, the Company entered into a three month contract for certain advisory and consulting services. The Company will issue 15,000 shares and pay $20,000 per month under the terms of the agreement. The Company paid $71,000 and $240,300 in fees during the three and six months ended December 31, 2019, respectively. No fees were paid under this agreement during the three and six months ended December 31, 2018. The Company issued 60,000 shares to the consultant for consulting services in July and September 2019. The Company issued 45,000 shares to the consultant for consulting services in November 2019 (Note 8).

Capital Transaction Services Agreement

Effective June 28, 2019, the Company entered into a three month contract for capital raise advisory and consulting services.  The Company pays $3,500 per month under the terms of this agreement, which is payable upon the successful closing of a capital raise. The Company paid $3,500 upon signing of the agreement. The agreement renews automatically unless either party provided notice of cancellation. The Company paid $3,500 in fees during the three and six months ended December 31, 2019. No fees were paid for the three and six months ended December 31, 2018.

Note 11 - Material Agreements (Continued)

Consulting Agreement

On May 1, 2019, the Company engaged an advisor to provide consulting services under an Investor Relations and Advisory Agreement. The Company pays $8,000 per month under this agreement in the form of $2,000 cash and a restricted common stock monthly fee of $6,000 in advance of services each month. The number of shares issued is calculated based on the closing price of the Company’s common shares on the first day of the month. The shares do not have registration rights, and the shares may be sold by the advisor, subject to Rule 144. The Company paid $4,000 and $18,000 in fees during the three and six months ended December 31, 2019, respectively. No fees were paid under this agreement during the three or six months ended December 31, 2018. The Company issued 52,508 common shares during December 2019 (Note 8).

Consulting Agreement

On August 1, 2019, the Company engaged an advisor to provide consultation services related to research and development for a one-year period. Under the terms of the agreement, the Company issued 35,000 common shares in advance of the services performed. The shares were valued at $35,000 on the date of issuance.

Employment Agreement

The Company signed a two year employment agreement with the former owner of Concepts and Solutions as a part of the acquisition. The agreement provides an annual salary of $185,000 per year and a 15% bonus. The agreement contains an anti-dilution clause for the maintenance of 8% ownership in Galaxy. The agreement was cancelled in January 2020.

Consulting Agreement

On October 1, 2019, the Company engaged an advisor to provide management consulting, business advisory, shareholder information, and public relations consulting services. The agreement is for one year and will automatically renew unless either party provides notice of cancellation. Under the terms of the agreement, the Company will issue the consultant 50,000 shares each quarter for a total of 200,000 shares. The Company paid $29,800 to the advisor during the three and six months ended December 31, 2019. No fees were paid under this agreement during the three or six months ended December 31, 2018. The Company issued 50,000 common shares upon execution of the agreement during the three month period ended December 31, 2019 (Note 8).

Consulting Agreement

On October 1, 2019, the Company engaged an advisor to provide general business consultation and advice. The agreement is for one year with the option of renewal at the end of the initial term. The Company issued 642,857 shares of common stock in advance of the services performed during the three month period ended December 31, 2019 (Note 8).

Note 12 - Reverse Acquisition and Subsequent Sale of Entertainment

On June 22, 2018, Galaxy consummated a reverse triangular merger whereby Galaxy merged with and into FLCR’s newly formed subsidiary, Galaxy MS, Inc. which was formed specifically for the transaction. Under the terms of the merger, Galaxy’s shareholders transferred all their outstanding shares of common stock to Galaxy MS, in return for FLCR’s Series C Preferred Shares, which were equivalent to approximately 3,065,000,000 shares of the common stock of FLCR on a pre-reverse stock split basis. This represented approximately 89% of the outstanding common stock of FLCR, with the remaining 11% of common stock was distributed as follows: (a) an ownership interest of seven percent (7%) to the holders of common stock, pro rata; and (b) four percent (4%) of the common stock to the holders of convertible debt, pro rata.

Concurrent with the reverse triangular merger, the Company applied pushdown accounting. Therefore, the consolidated financial statements after completion of the reverse merger include the assets, liabilities, and results of operations of Galaxy and FLCR from and after the closing date of the reverse merger, with only certain aspects of pre-consummation stockholders’ equity remaining in the consolidated financial statements.

There was no cash consideration paid by Galaxy to FLCR on the date of the reverse triangular merger. Instead, shares of stock were issued and exchanged, and the Company acquired $1,511,844 of net assets of FLCR. At the closing of the merger, all of FLCR’s convertible promissory notes were converted into FLCR’s common shares. The merger agreement contains potential future tax advantages of the net operating loss carryforward available to offset future taxable income of the combined Company, up to a maximum of $150,000, over a 5-year period beginning June 22, 2018. There is a valuation allowance reducing this tax benefit to zero at December 31, 2019 and June 30, 2019.

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
$ 892,312

Note 12 - Reverse Acquisition (Continued)

As a result of the Company pushing down the effects of the acquisition, certain accounting adjustments are reflected in the consolidated financial statements, such as goodwill recognized of $834,220 and reflected in the balance sheets as of December 31, 2019 and June 30, 2019. Goodwill recognized is primarily attributable to the acquisition of the fair value of the public company structure and other intangible assets that do not qualify for separate recognition.

Other assets noted in the table above consist of the differences between the acquired assets and liabilities of FullCircle Entertainment to be distributed to pre-acquisition FLCR shareholders. The Company sold the Entertainment subsidiary on February 6, 2019 to focus on its primary business plan. As a result, the Company did not receive any economic benefit from the related assets in the table above, nor incur any obligations from the corresponding liabilities.

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

Concurrent with this acquisition, the Company applied pushdown accounting; therefore, the consolidated financial statements after completion of the acquisition include the assets, liabilities, and results of operations of the combined Company from and after the closing date.

As part of the stock purchase agreement, Galaxy issued 1,350,000 common shares to the seller with a value of $1,485,000.  In addition to the issuance of common shares, the Company entered into three promissory notes with the seller for a total note payable of $3,000,000.  Payments under the notes are subject to adjustment based on the achievement of minimum gross revenues and successful resolution of certain pre-acquisition payroll withholding tax issues of Concepts and Solutions. The Company believes future earnings goals will not be met and valued the note payable at $1,484,473, which includes $584,473 of accrued pre-acquisition withholding tax liabilities. The balance of the note payable is $1,073,467 at December 31, 2019.

Note 13 – Acquisition of Concepts and Solutions (Continued)

The following table summarizes the preliminary allocation of the fair value of the assets and liabilities as of the acquisition date through pushdown accounting. The preliminary allocation to certain assets and/or liabilities may be adjusted by material amounts as the Company finalizes fair value estimates.

Assets
Cash	$ 201,161
Accounts receivable	1,165,953
Inventory	94,360
Property and equipment	20,904
Other assets	2,800
Goodwill and other intangibles	3,760,287

Total Assets	5,245,465

Liabilities
Accounts payable	1,225,734
Accrued expenses	783,540
Short-term debt	96,941
Deferred revenue	518,900

Total Liabilities	2,625,115

Net Assets	$ 2,620,350

Consideration
Fair value of anti-dilution clause in employment agreement (Note 11)	$ 235,350
Note payable to seller	900,000
Stock	1,485,000
$ 2,620,350

As a result of the Company pushing down the effects of the acquisition, certain accounting adjustments are reflected in the consolidated financial statements, such as goodwill and other intangible assets recognized of $3,760,287 and reflected in the balance sheet as of December 31, 2019. Goodwill and other intangible assets  recognized are primarily attributable to the amount of the consideration in excess of the fair value of Concepts and Solutions at the date of purchase.

Note 14 – Stock Plan

An Employee, Directors, and Consultants Stock Plan for the Year 2019 (“Plan”) was established by the Company. The Plan is intended to attract and retain employees, directors and consultants by aligning the economic interest of such individuals more closely with the Company’s stockholders, by paying fees or salaries in the form of shares of the Company’s common stock. The Plan is effective December 28, 2018, and expired December 31, 2019. Common shares of 1,000,000 are reserved for stock awards under the Plan. There were 965,000 shares awarded under the Plan as of December 31, 2019.

On December 13, 2019, the Company adopted the Employees, Directors, and Consultants Stock Plan for the Year 2019-A (“2019-A Plan”) to replace the Plan. The 2019-A Plan is effective on December 13, 2019 and expires June 1, 2020. Common shares of 1,000,000 are reserved for stock awards under the 2019-A Plan. There were 642,857 shares issued under the 2019-A Plan as of December 31, 2019.

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

Note 15 - Segment Reporting (Continued)

The following table represents a summary of operating information for the six months ended December 31, 2018:

Revenues	Technology	Entertainment
Technology	$ 857,586	$ -
Entertainment	-	511,044

Cost of Sales
Technology	717,240	-
Entertainment	-	163,323

Gross Profit	140,346	347,721

General and Administrative Expenses
Technology	1,940,582	-
Entertainment	-	425,188

Other Income (Expense)
Technology	(22,840)	-
Entertainment	-	14,293

Net Loss	$ (1,823,076)	$ (63,174)

As the Entertainment segment was sold in February 2019, there was no operating activities relative to this segment for the three or six months ended December 31, 2019.

Note 16 - Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had negative working capital of approximately $5,800,000, an accumulated deficit of approximately $14,300,000, and cash used in operations of approximately $4,600,000 at December 31, 2019.

The Company’s operational activities have primarily been funded through issuance of common stock for services, related party advances, debt financing, a private placement offering of common stock and through the deferral of accounts payable and other expenses. The Company intends to raise additional capital through the sale of equity securities or borrowings from financial institutions and possibly from related and nonrelated parties who may lend to the Company on reasonable terms. Management believes that its actions to secure additional funding will allow the Company to continue as a going concern. There is no guarantee the Company will be successful in achieving any of these objectives. These sources of working capital are not assured, and consequently do not sufficiently mitigate the risks and uncertainties disclosed above. The ability of the Company to continue as a going concern is dependent upon management’s ability to raise capital from the sale of its equity and, ultimately, the achievement of operating revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 17 - Subsequent Events

The Company has evaluated subsequent events through the date on which the consolidated financial statements were available to be issued.

On January 7, 2020, the Company issued 357,142 common shares to an investor in satisfaction of $50,000 of principal on a convertible note.

On January 7, 2020, the Company issued 121,212 common shares to an investor in satisfaction of $20,000 of principal on a convertible note.

On January 10, 2020, the Company issued 25,000 common shares to an investor as consideration for a new $225,000 convertible note. The note bears interest at 8% and matures in October 2020.

On January 15, 2020, the Company issued 177,778 common shares to an investor in satisfaction of $20,000 of principal on a convertible note.

On January 16, 2020, the Company issued 380,952 common shares to an investor in satisfaction of $40,000 of principal on a convertible note.

Note 17 - Subsequent Events (Continued)

On January 16, 2020, the Company issued 231,111 common shares to an investor in satisfaction of $26,000 of principal on a convertible note.

On January 17, 2020, the Company issued 170,000 common shares to an investor in satisfaction of $12,000 of principal on a convertible note.

On January 21, 2020, the Company issued 100,000 common shares to an employee as compensation.

On January 22, 2020, the Company issued 100,000 common shares to a consultant for professional services.

On January 29, 2020, the Company issued 416,667 common shares to an investor in satisfaction of $30,000 of principal on a convertible note.

On January 30, 2020, the Company issued 634,920 common shares to an investor in satisfaction of $40,000 of principal on a convertible note.

On February 6, 2020, the Company issued 500,000 common shares to an investor in satisfaction of $9,250 of principal on a convertible note.

On February 7, 2020, the Company issued 100,000 common shares to a consultant for professional services.

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

General:

Where this Form 10-Q includes “forward-looking” statements within the meaning of Section 27A of the Securities Act, we desire to take advantage of the “safe harbor” provisions thereof. Therefore, Galaxy is including this statement for the express purpose of availing itself of the protections of the safe harbor provisions with respect to all such forward-looking statements. The forward-looking statements in this Form 10-Q reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. In this Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “future” and similar expressions identify forward-looking statements. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section. We have based these forward-looking statements on our current expectations and projections about future events, including, among other things:

- Attracting new financing to fund our operations and new business development;

- Focusing on increasing traditional sales and gross profit;

- Closely managing operational costs; and

- Improving the functionality and usefulness of our products and services.

Overview

Since we completed a reverse triangular merger in June 2018, we have been a distributor of interactive learning technology hardware and software that allows the presenter and participant to engage in a fully collaborative instructional environment. Our products include our own private-label interactive touch screen panel as well as numerous other national and international branded peripheral and communication devices. New technologies like our own touchscreen panels are sold along with renowned brands such as Google Chromebooks, Microsoft Surface Tablets, Lenovo and Acer computers, Verizon WiFi and more. We provide a multitude of services to our customers, including installation, training, and maintenance.  Prior to the merger, our sole revenue source was derived from FullCircle Entertainment, Inc. (“FLCE”) our subsidiary’s operation of a cinema complex in Indianapolis, Indiana, which was sold in February 2019. In September 2019, we acquired Interlock Concepts, Inc. (Concepts) and Ehlert Solutions Group, Inc. (Solutions).

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) includes a discussion of our operations for the three and six months ended December 31, 2019, which includes the operations of Concepts and Solutions but does not include the operations of the cinema complex in Indianapolis, Indiana, which is included in the discussion for the three and six months ended December 31, 2018 due to the sale of the cinema complex in February 2019. The discussion of the operations for the three and six months ended December 31, 2018 does not include the operations of Concepts and Solutions since they were acquired subsequent to such quarter. Accordingly, the results of operations reported for the three and six months ended December 31, 2019 and 2018, in this Management’s Discussion and Analysis are not comparable.

Recent Developments

Purchase of Concepts and Solutions

On September 4, 2019, we entered into a stock purchase agreement with Concepts and Solutions.  Under the stock purchase agreement, we acquired 100% of the outstanding capital stock of both Concepts and Solutions. The purchase price for the acquisition was 1,350,000 shares of common stock and a two year note payable to the seller for $3,000,000. The note payable to the seller is subject to adjustment based on the achievement of certain future gross revenues and successful completion of certain pre-acquisition withholding tax issues of Concepts and Solutions.

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

Private Placement

Pursuant to the terms of a Securities Purchase Agreement, initially dated as of October 28, 2019 and amended and restated as of November 25, 2019 (the “Securities Purchase Agreement”), we issued and sold a convertible debenture (the “Convertible Debenture”) to an investor in the aggregate principal amount of $1,000,000 that is convertible into shares of our common stock, which bears interest at the rate of 8.0% per annum that matures on November 25, 2020, which may be extended at the option of the investor in the event that, and for so long as, an Event of Default (as defined in the Convertible Debenture) will have occurred and be continuing on the maturity date. The Convertible Debenture was issued with a 7.0% original issue discount, resulting in net proceeds to us of $930,000. As part of the issuance of the Convertible Debenture, we issued to the investor 500,000 shares of common stock.

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

Revenue recognition

Theater Ticket Sales and Concessions

Revenues are generated principally through admissions and concessions sales with proceeds received in cash or via credit card at the point of sale. Revenues from ticket sales and concessions ended on February 6, 2019 when this segment was sold.

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

Because of the nature and quality of the Company’s products, the Company provides for the estimated costs of warranties at the time revenue is recognized for a period of five years after purchase as a secondary warranty. (See “Product Warranty”.)

Stock Compensation

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

Concurrent with the acquisition of Concepts and Solutions on September 4, 2019, the Company applied pushdown accounting. Pushdown accounting refers to the use of the acquirer’s basis in the preparation of the acquiree’s separate financial statements as the new basis of accounting for the acquiree.

Goodwill

Goodwill is not amortized, but is reviewed for impairment at least annually, or more frequently when events or changes in circumstances indicate that the carrying value may not be recoverable.  Judgements regarding indicators of potential impairment are based on market conditions and operational performance of the business.

At each fiscal year-end, the Company performs an analysis of goodwill.  The Company may assess its goodwill for impairment initially using a qualitative approach to determine whether conditions exist to indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If management concludes, based on its assessment of relevant events, facts and circumstances that it is more likely than not that a reporting unit’s carrying value is greater than its fair value, then a goodwill impairment charge is recognized for the amount in excess, not to exceed the total amount of goodwill allocated to that reporting unit.

If the fair value of a reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and no further testing is required. If determined to be impaired, an impairment charge is recorded as a general and administrative expense within the Company’s consolidated statements of operations.

Intangible Assets

Intangible assets are stated at the lower of cost or fair value. Intangible assets are amortized on a straight-line basis over periods ranging from two to five years, representing the period over which we expect to receive future economic benefits from these assets.

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

Revenue

Total revenues recognized were $876,529 and $649,211 for the three months ended December 31, 2019 and 2018, respectively, an increase of 35%. Total revenues recognized were $1,501,426 and $1,368,630 for the six months ended December 31, 2019 and 2018, respectively, an increase of 10%. Additionally, deferred revenue amounted to $585,572 and $247,007 as of December 31, 2019 and June 30, 2019, respectively. Approximately 45% and 37% of the revenues during the three and six months ended December 31, 2018 included revenue from our entertainment segment which was sold in February 2019. Revenues during the three and six months ended December 2019 substantially consisted of revenues from sales of technology interactive panels and related products.  Revenues increased over the three and six months ended December 31, 2019 due to the increases in the customer base for interactive panels and related products as well as additional revenues received through Concepts and Solutions, which were acquired in September 2019, offset by decreases due to the fact that there was no entertainment revenue during the three and six months ended December 31, 2019 resulting from the sale of FLCE in February 2019. (See Purchase of Concepts and Solutions).

Cost of Sales and Gross Profit Summary

Our cost of sales was $492,105 and $401,654 for the three months ended December 31, 2019 and 2018, respectively, an increase of approximately 23%. Our cost of sales was $985,784 and $880,563 for the six months ended December 31, 2019 and 2018, respectively, an increase of approximately 12%. Cost of sales for the three and six months ended December 31, 2019 consists primarily of manufacturing, freight, and installation costs. Approximately 23% and 19% of the cost of sales for the three and six months ended December 31, 2018 was related to costs associated with the entertainment segment. There are no significant overhead costs which impact cost of sales.  Cost of sales increased from the three and six months ended December 31, 2018 due to the related costs associated with higher revenues generated from technology and interactive panels offset by the fact that there was no cost of sales related to the entertainment segment during the three and six months ended December 31, 2019 due to the sale of FLCE. (See Purchase of Concepts and Solutions)

Our gross profit as a percentage of total revenues was 43% and 38% for the three months ended December 31, 2019 and 2018, respectively, and 34% and 36% for the six months ended December 31, 2019 and 2018, respectively.

General and Administrative

Total general and administrative expenses (including stock compensation expenses) were $2,485,361 and $1,502,176 for the three months ended December 31, 2019 and 2018, respectively, an increase of 65%. General and administrative expenses were $4,609,220 and $2,365,770 for the six months ended December 31, 2019 and 2018, respectively an increase of 95%.  General and administrative expenses consist primarily of salaries and stock compensation expense, office rent, travel expense, amortization expense, and professional fees. Of this amount, $679,881 and $2,007,692 represent consulting fees and employee compensation paid through the issuance of stock, which did not impact cash, for the three and six months ended December 31, 2019, respectively. There was no stock compensation or stock issued for services during the three and six months ended December 31, 2018. Additionally, amortization of intangible assets for the three and six months ended December 31, 2019 totaled $268,000, which did not impact cash. There was no amortization of intangibles during the three and six months ended December 31, 2018. The increase in general and administrative expenses is directly related to our growth and the desire to take advantage of market opportunity. Additionally, general and administrative expenses increased due to acquisition expenses related to the purchase of Concepts and Solutions. (See Purchase of Concepts and Solutions).

Interest Expense

Interest expense amounted to $1,360,639 and $13,552 for the three months ended December 31, 2019 and 2018, respectively, and $1,962,429 and $62,365 for the six months ended December 31, 2019 and 2018. The increase in interest expense was due to the increase in our debt.  During the three months and six months ended December 31, 2019, we amortized $156,456 and $216,724 of debt discounts to interest expense, respectively. No discounts were amortized to interest expense for the three month or six months ended December 31, 2018.

During the three and six months ended December 31, 2019, the Company amortized $579,920 and $808,853 of original issue debt discount on derivative instruments to interest accretion, respectively.  No debt discounts were amortized or accreted during the three and six months ended December 31, 2018.

Other Income (Expense)

The outstanding warrants and conversion features in convertible notes meet the definition of a derivative liability instrument because the exercise price of the warrants and the conversion rates are variable. As a result, the outstanding warrants and conversion features of the notes are recorded as a derivative liability at fair value and marked-to-market each period with the change in fair value charged or credited to income. A derivative liability of $671,312 and $1,025,944 is recorded at December 31, 2019 and June 30, 2019. A change in fair value of the derivative instruments was accreted by $1,219,289 and $2,022,257 during the three and six months ended December 31, 2019, respectively due to the change in our stock price. There were no outstanding derivative liability instruments during the three month or six months ended December 31, 2018, and therefore no change in fair value was recognized for that period. These amounts do not impact cash.

Net Loss for the Period

As a result of the foregoing, net loss incurred for the three months ended December 31, 2019 and 2018 was $2,822,207 and $1,254,797, respectively, an increase of 125%. Net loss incurred for the six months ended December 31, 2019 and 2018 was $4,839,554 and $1,886,250, respectively, an increase of 157%.

Liquidity and Capital Resources

Since the merger in June 2018, our revenues generated from operations have been insufficient to support our operational activities and have been supplemented by the proceeds from the issuance of securities, including equity and debt issuances. As stated in footnote 16 to the notes to financial statements included in this Quarterly report on Form 10-Q, our ability to continue as a going concern is dependent upon management’s ability to raise capital from the sale of its equity and, ultimately, the achievement of operating revenues. If our revenues continue to be insufficient to support our operational activities, we intend to raise additional capital through the sale of equity securities or borrowings from financial institutions and possibly from related and nonrelated parties who may in fact lend to us on reasonable terms. Management believes that its actions to secure additional funding will allow us to continue as a going concern. We currently do not have any committed sources of financing other than our line of credit which has conditions to be met for use and which has little remaining availability. There is no guarantee we will be successful in raising capital and if so that we will be able to do so on favorable terms.

Our cash totaled $245,420 at December 31, 2019, as compared with $169,430 at June 30, 2019, an increase of $75,990. Net cash of $4,588,007 was used by operations for the six month period ended December 31, 2019. Net cash of $2,950,282 was provided from investing activities for the six month period ended December 31, 2019. Net cash of $1,713,715 was provided from financing activities for the six month period ended December 31, 2019, primarily due to proceeds from convertible notes payable.

Total current liabilities totaled $7,324,340 and $6,395,904 as of December 31, 2019 and June 30, 2019, respectively, which primarily consists of a line of credit, convertible notes payable, related party notes payable, derivative liability, accrued expenses and accounts payable.

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

Off-Balance Sheet Arrangements

Other than commitments discussed in Note 10 to our consolidated financial statements, we do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019.

Our management, with the participation of our principal executive officer, and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer, and principal financial officer has concluded that, as of the end of such period, our disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our president (our principal executive officer and our principal accounting officer and principal financial officer), as appropriate, to allow timely decisions regarding required disclosure due to the following reasons:

1)	We have an inadequate number of administrative personnel.
2)	We do not have sufficient segregation of duties within our accounting functions.
3)	We have insufficient written policies and procedures over our disclosures.
4)	Our management is relying on external consultants for purposes of preparing our financial reporting package.

Evaluation of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our Company are being made only in accordance with authorizations of management and directors of our Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Management has conducted, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of December 31, 2019, our Company’s internal control over financial reporting was not effective based on present Company activity. Our Company is in the process of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over Company activities as well as more stringent accounting policies to track and update our financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended December 31, 2019 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no pending legal proceedings.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During July and August 2019, the Company issued 475,000 common shares for professional consulting services.  These shares were valued at $1,203,300 upon issuance during the three months ended September 30, 2019.

Securities issued in connection with the cashless exercise of warrants as described below were issued in reliance on the exemption provided by Section 3(a)(9) of the Securities Act, as an exchange of securities of the Issuer for other securities of the Issuer.  All other securities described below were issued in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(a)(2) of the Securities Act.  The offering was not a public offering as defined in Section 4(2) due to the limited number of persons that received the shares and the manner of the offering. The recipients of the securities in the transactions described below acquired the securities for their own account for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof. In addition, the investors described below agreed to receive share certificates stating that the securities were restricted pursuant to Rule 144 of the Securities Act.

On January 16, 2019, the Company signed a convertible promissory note with a lender and in connection with that financing, the Company issued 92,271 shares of common stock to the lender. The note matured in July 2019 and was converted to shares of common stock.

During August 2019, the Company issued 347,397 common shares to a lender for debt reduction. These shares were valued at $619,103 upon issuance during the three months ended September 30, 2019.

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

During September 2019, the Company issued 397,864 common shares to a lender for debt reduction. These shares were valued at $408,662 upon issuance during the three months ended September 30, 2019.

During October 2019, the Company issued 521,557 common shares for professional services. These shares were valued at $403,602 upon issuance during the three months ended December 31, 2019.

During October 2019, the Company issued 833,572 common shares to a lender for debt reduction. These shares were valued at $478,734 upon issuance during the three months ended December 31, 2019.

During October 2019, the Company issued 583,670 common shares to warrant holders in three cashless transactions.

During October 2019, the Company settled conversion features on convertible notes. These conversions were valued at $3,000 at conversion during the three months ended December 31, 2019.

During November 2019, the Company issued 1,194,157 common shares to a lender for debt reduction. These shares were valued at $429,515 upon issuance during the three months ended December 31, 2019.

During November 2019, the Company issued 500,000 common shares to a lender for debt reduction. These shares were valued at $220,000 upon issuance during the three months ended December 31, 2019.

During December 2019, the Company issued 25,000 common shares for commitment shares on convertible debt. These shares were valued at $7,000 upon issuance during the three months ended December 31, 2019.

On September 27, 2019, the Company signed a convertible promissory note with an investor. The $225,000 note was issued at a discount of $13,500 and bears interest at 8% per year. The note principal and interest are convertible into shares of common stock at the lower of (a) 75% of the lowest traded price of the common stock during the 10 trading days immediately preceding the notice of conversion or (b) the lowest closing price during the preceding 10 trading days prior to the issue date of the note. The note matures in June 2020. The note has prepayment penalties between 110% and 125% of the principal and interest outstanding if repaid before 180 days from issuance.

On November 18, 2019, the Company signed a convertible promissory note with an investor. The $55,000 note was issued at a discount of $5,000 and bears interest at 8% per year. The note principal and interest are convertible into shares of common stock at the lower of (a) 70% of the lowest traded price of common stock during the 15 trading days prior to the issue date or (b) 70% of the lowest traded price for the common stock during the 15 trading days prior to conversion of the note. The note matures in November 2020. The note has prepayment penalties between 115% and 125% of the principal and interest outstanding if repaid before 180 days from issuance.

On November 18, 2019, the Company signed a convertible promissory note with an investor. The $110,000 note was issued at a discount of $10,000 and bears interest at 8% per year. The note principal and interest are convertible into shares of common stock at the lower of (a) 70% of the lowest traded price of common stock during the 15 trading days prior to the issue date or (b) 70% of the lowest traded price for the common stock during the 15 trading days prior to conversion of the note. The note matures in November 2020. The note has prepayment penalties between 115% and 125% of the principal and interest outstanding if repaid before 180 days from issuance.

On December 11, 2019, the Company signed a convertible promissory note with an investor. The $220,430 note was issued at a discount of $15,430 and bears interest at 8% per year. The note principal and interest are convertible into shares of common stock at the lower of (a) $0.46 per share or (b) 75% of the lowest trading price of common stock during the 10 trading days prior to conversion beginning in June 2020. The note matures in December 2020. The note has prepayment penalties between 120% and 130% of the principal and interest outstanding if repaid before 180 days from issuance.

On November 25, 2019, the Company signed a convertible promissory note with an investor. The $1,000,000 note was issued at a discount of $70,000 and bears interest at 8% per year. The note principal and interest up to $250,000 every 30-day calendar period are convertible into shares of common stock at the lower of (a) 75% of the lowest traded price of the common stock during the 10 trading days immediately preceding the notice of conversion or (b) $0.46 per share. The note matures in November 2020. The note has a redemption premium of 115% of the principal and interest outstanding if repaid before maturity.

Note payable to a stockholder of $400,000 in which of $200,000 principal plus $10,000 of interest was payable in December 2019. Borrowings under the note increased to $400,000 and the maturity was extended to November 2021. The note bears interest at 6% interest and is payable in cash or common stock, at the Company's option. If interest is paid in common stock, the conversion price will be the market price at the time of conversion. Principal on the note at maturity is convertible into 400,000 shares of Series D Preferred Stock. If principal is paid prior to maturity, the right of conversion is terminated.

The issuance of shares of common stock upon conversion of notes and exercise of warrants set forth above, was made without registration, in reliance on the exemptions provided by Section 3(a)(9) of the Securities Act, and in reliance on similar exemptions under applicable state laws, for exchanges of securities with existing security holders.

All other securities described above were issued to investors in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. The recipients of the securities in the transactions described above acquired the securities for their own account for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof. Appropriate legends were affixed to the instruments representing such securities issued in such transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

On January 7, 2020, the Company issued 357,142 common shares to an investor in satisfaction of $50,000 of principal on a convertible note.

On January 7, 2020, the Company issued 121,212 common shares to an investor in satisfaction of $20,000 of principal on a convertible note.

On January 10, 2020, the Company issued 25,000 common shares to an investor as consideration for a new $225,000 convertible note. The note bears interest at 8% and matures in October 2020.

On January 15, 2020, the Company issued 177,778 common shares to an investor in satisfaction of $20,000 of principal on a convertible note.

On January 16, 2020, the Company issued 380,952 common shares to an investor in satisfaction of $40,000 of principal on a convertible note.

On January 16, 2020, the Company issued 231,111 common shares to an investor in satisfaction of $26,000 of principal on a convertible note.

On January 17, 2020, the Company issued 170,000 common shares to an investor in satisfaction of $12,000 of principal on a convertible note.

On January 21, 2020, the Company issued 100,000 common shares to an employee as compensation.

On January 22, 2020, the Company issued 100,000 common shares to a consultant for professional services.

On February 6, 2020, the Company issued 500,000 common shares to an investor in satisfaction of $9,250 of principal on a convertible note.

On February 7, 2020, the Company issued 100,000 common shares to a consultant for professional services.

On January 29, 2020, the Company issued 416,667 common shares to an investor in satisfaction of $30,000 of principal on a convertible note.

On January 30, 2020, the Company issued 634,920 common shares to an investor in satisfaction of $40,000 of principal on a convertible note.

The issuance of shares of common stock upon conversion of notes set forth above, was made without registration, in reliance on the exemptions provided by Section 3(a)(9) of the Securities Act, and in reliance on similar exemptions under applicable state laws, for exchanges of securities with existing security holders.

All other securities described above were issued to investors in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. The recipients of the securities in the transactions described above acquired the securities for their own account for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof. Appropriate legends were affixed to the instruments representing such securities issued in such transactions.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1

Stock Purchase Agreement dated September 3, 2019 between Galaxy Next Generation, Inc., Interlock Concepts, Inc., and Ehlert Solutions Group, Inc., its sister company (Incorporated by reference to the Registrant’s Current Report on Form 8K, File No. 000-56006, filed with the Securities and Exchange Commission on September 5, 2019)

10.2

Secured Convertible Debenture issued by Galaxy Next Generation, Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8K, File No. 000-56006, filed with the Securities and Exchange Commission on December 4, 2019)

10.3

Securities Purchase Agreement, initially dated as of October 28, 2019 and amended and restated as of November 25, 2019, between Galaxy Next Generation, Inc. and YA II PN, LTD. (Incorporated by reference to the Registrant’s Current Report on Form 8K, File No. 000-56006, filed with the Securities and Exchange Commission on December 4, 2019)

10.4

Security Agreement dated as of October 29, 2019 between Galaxy Next Generation, Inc. and YA II PN, LTD. (Incorporated by reference to the Registrant’s Current Report on Form 8K, File No. 000-56006, filed with the Securities and Exchange Commission on December 4, 2019)

10.5

Registration Rights Agreement initially dated as of October 28, 2019 and amended and restated as of November 25, 2019 between Galaxy Next Generation, Inc. and YA II PN, LTD. (Incorporated by reference to the Registrant’s Current Report on Form 8K, File No. 000-56006, filed with the Securities and Exchange Commission on December 4, 2019)

10.6

Employment Agreement between the Company and Magen McGahee dated January 1, 2017. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 333-235905, filed with the Securities and Exchange Commission on January 13, 2020)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Interactive Tables

SIGNATURES

Pursuant to the requirement of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

GALAXY NEXT GENERATION, INC.

Date:   February 13, 2020

/s/ Gary LeCroy

Gary LeCroy

Chief Executive Officer and Director

Date: February 13, 2020

/s/Magen McGahee

Magen McGahee

Chief Financial Officer and Director

February 13, 2020

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

Dated:   February 13, 2020

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

Dated:   February 13, 2020

Galaxy Next Generation, Inc.

By:  /s/ Magen McGahee

Magen McGahee

Chief Financial Officer

 Exhibit 32.1

CERTIFICATION

OF

CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Quarterly Report on Form 10-Q of Galaxy Next Generation, Inc.  (the "Company") for the quarter ending December 31, 2019, I, Gary Lecroy, Chief Executive Officer of the Company hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1. Such Quarterly Report on Form 10-Q for the fiscal quarter ending December 31, 2019, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such Quarterly Report on Form 10-Q for the quarter ending December 31, 2019, fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:   February 13, 2020

Galaxy Next Generation, Inc.

By: Gary LeCroy

Gary LeCroy

Exhibit 32.2

CERTIFICATION

OF

CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Quarterly Report on Form 10-Q of Galaxy Next Generation, Inc.  (the "Company") for the quarter ending December 31, 2019, I, Magen McGahee, Chief Financial Officer of the Company hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1. Such Quarterly Report on Form 10-Q for the fiscal quarter ending December 31, 2019, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.The information contained in such Quarterly Report on Form 10-Q for the quarter ending December 31, 2019, fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:   February 13, 2020

Galaxy Next Generation, Inc.

By: /s/ Magen McGahee

Magen McGahee