Form 10-K/A
period 2019-06-30
GALAXY NEXT GENERATION, INC.
filed 2020-03-10
CIK 1127993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A

(Amendment No.2 to Form 10-K)

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

-ii-

EXPLANATORY NOTES

Galaxy Next Generation, Inc. (“Galaxy”), is filing this Amendment No. 2 on Form 10-K/A (this “Form 10-K/A”) for the fiscal year ended June 30, 2019, to amend certain items as set forth below on the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019, as filed with the Securities and Exchange Commission (the “SEC”) on September 30, 2019 (the “Original Filing”). The March 31, 2018 comparative financial information have been added to the filing.

Items Amended in this Filing

The following items have been changed as a result of this amendment:

Financial Highlights

• Part II, Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

• Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

• Part II, Item 7A – Quantitative and Qualitative Disclosures about Market Risk

• Part II, Item 8 – Financial Statements

• Part III, Item 10, 11, 14 – Directors, Executive Officers and Corporate Governance, Executive Compensation, Principal Accounting Fees and Services

• Part IV, Item 15 – Exhibits, Financial Statement Schedules

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

The following table sets forth, for the periods indicated, the high and low closing prices as reported by OTCQB for our common stock for the year ended June 30, 2019, three months ended June 30, 2018 and year ended March 31, 2018. The OTCQB quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

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

Because of the nature and quality of the Company’s products, the Company provides for the estimated costs of warranties at the time revenue is recognized for a period of five years after purchase as a secondary warranty. The manufacturer also provides a warranty against certain manufacturing and other defects. As of the year ended June 30, 2019 and three months ended June 30, 2018, the Company accrued $82,350 and $1,350, respectively, for estimated product warranty claims, which is included in accrued expenses in the accompanying balance sheets. The accrued warranty costs are based primarily on historical experience of actual warranty claims as well as current repair costs. The Company recognized $87,374 of product warranty expense related to warranty claims during the year ended June 30, 2019 and $1,350 of warranty expense for the three months ended June 30, 2018. There was $1,350 of warranty expense during the year ended March 31, 2018.

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

First, under ASU 2014-09, the Company records internet movie ticketing surcharge fees based on the gross transaction price. Previously, the Company recorded such fees net of third-party commission or service fees. This change increased operating revenues and operating expenses but had no material impact on net income or cash flows from operations.

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

Product Warranty

We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time, depending on the nature of the product, the geographic location of its sales and other factors. At June 30, 2019 and 2018, we accrued $82,350 and $1,350, respectively, for estimated product warranty claims. The accrued warranty costs are based primarily on historical experience of actual warranty claims as well as current information on repair costs. The Company recognized $87,374 of product warranty expense for the year ended June 30, 2019 and $1,350 of warranty expense for the three months ended June 30, 2018. There was $1,350 of warranty expense during the year ended March 31, 2018.

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

Revenues recognized were $172,754 for the three months ended June 30, 2018. Additionally, deferred revenue amounted to $219,820 as of June 30, 2018. Revenues decreased from the year ended March 31, 2018 due to a combination of change in fiscal year-end and transitioning from a distributor of interactive panels to a manufacturer of interactive panels.

Revenues recognized were $2,319,488 for the year ended March 31, 2018, when the Company was primarily a distributor of interactive panels.

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

There were no revenues for the theater during the year ended March 31, 2018.

Cost of Revenue and Gross Profit Summary

Technology:

Our cost of revenue was $1,545,093 for the year ended June 30, 2019 consisting primarily of manufacturing, freight, warranty and installation costs.  There are no significant overhead costs which impact cost of revenue. Our gross margin percentage was -19.6% for the year ended June 30, 2019.

Our cost of revenue was $171,304 for the three months ended June 30, 2018 consisting primarily of manufacturing, freight, and installation costs. There are no significant overhead costs which impact cost of revenue. Our gross margin was -6% for the period ended June 30, 2018, excluding office supplies.

Our cost of revenue was $1,893,109 for the year ended March 31, 2018 consisting primarily of distribution, freight, and installation costs. There are no significant overhead costs which impact cost of revenue. Our gross margin was 19% for the year ended March 31, 2018, excluding office supplies.

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

There were no costs of revenue for the theater during the year ended March 31, 2018.

Operating Expenses Summary

Technology

Sales and Marketing

Sales and marketing expenses were $42,991 the year ended June 30, 2019.

Sales and marketing expenses were $30,614 for the three months ended June 30, 2018.

Sales and marketing expenses were $41,883 for the year ended March 31, 2018. Such expenses consist primarily of advertising expenses and presentations at technology trade shows. The Company is making efforts to develop new technology and to market that technology through advertising.

General and Administrative

General and administrative expenses were $5,408,917 for the year ended June 30, 2019. Of this amount, $2,416,934 of consulting fees and employee compensation were paid through the issue of stock, which did not impact the Company's cash.

General and administrative expenses were $1,364,124 for the three months ended June 30, 2018, which include sales and marketing expenses of $30,614 and stock issued for compensation and services of $645,200.

General and administrative expenses were $1,574,808 for the year ended March 31, 2018, which include sales and marketing expenses of $41,883.

General and administrative expenses consist primarily of salary expense, office rent, insurance premiums, and professional fees.

Interest Expense

Interest expense amounted to $292,391 for the year ended June 30, 2019. During the year ended June 30, 2019, the Company amortized $89,279 of debt discounts to interest expense. Significant noncash transactions involving interest expense during the year ended June 30, 2019 included prepayment penalty interest of $134,461 due to the advance repayment of two convertible notes.

During the year ended June 30, 2019, the Company amortized $644,055 of original issue discount on derivative instruments to interest accretion.

Interest expense amounted to $9,458 for the three months ended June 30, 2018.

Interest expense amounted to $40,235 for the year ended March 31, 2018.

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

There were no expenses related to convertible notes payable and warrants during the three months ended June 30, 2018 and year ended March 31, 2018.

Net Loss for the Period

As a result of the foregoing, net loss incurred for the year ended June 30, 2019 was $6,629,669.

As a result of the foregoing, net loss incurred for the three months ended June 30, 2018 was $1,367,195.

As a result of the foregoing, net loss incurred for the year ended March 31, 2018 was $1,177,925.

Theater

General and Administrative

General and administrative expenses for the period from July 1, 2018 through February 6, 2019 was $427,620. General and administrative expenses during the period from acquisition on June 22, 2018 to June 30, 2018 was $7,404. There were no general and administrative expenses for the theater during the year ended March 31, 2018. General and administrative expenses consist primarily of salary expense, general overhead, depreciation and professional fees.

Interest Expense

Interest expense was $41,460 for the period from July 1, 2018 through February 6, 2019. Interest expense was $23,666 for the period from acquisition on June 22, 2018 to June 30, 2018. There was no interest expense related to the theater during the year ended March 31, 2018. Interest expense is primarily related to the mortgage on the theater building.

Net Loss for the Period

As a result of the foregoing, net loss for the period from July 1, 2018 through February 6, 2019 was $33,448.

As a result of the foregoing, net loss for the period from acquisition on June 22, 2018 to June 30, 2018 was $2,928.

There was no net income or loss for the theater during the year ended March 31, 2018.

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

Net cash of $1,143,918 was used by operations for the three months ended June 30, 2018 and $644,711 for the year ended March 31, 2018. Net cash of $1,295,492 was provided from financing activities for the three months ended June 30, 2018 primarily derived from the issuance of common stock. Net cash of $635,564 was provided from financing activities for the year ended March 31, 2018 which was primarily derived from proceeds from debt.

Total current liabilities were $6,395,904 at June 30, 2019 which primarily consists of a line of credit, convertible notes payable, derivative liability, accrued expenses and accounts payable. Total current liabilities were $2,958,369 at June 30, 2018 which primarily consists of a line of credit, deferred revenue, short term notes payable, shareholder payables, short term related party payables and accounts payable.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements

June 30, 2019 and 2018

Index to Financial Statements	Page

Report of Independent Registered Public Accounting Firm	22-23
Consolidated Balance Sheets as of June 30, 2019 and 2018	24
Consolidated Statements of Operations for the Year Ended June 30, 2019 and Three Months Ended June 30,2018 and Year Ended March 31, 2018	25
Consolidated Statements of Stockholders' Equity (Deficit) for the Year Ended June 30, 2019 and Three Months Ended June 30, 2018 and Year Ended March 31, 2018	26-27
Consolidated Statements of Cash Flows for the Year Ended June 30, 2019 and Three Months Ended June 30, 2018 and Year Ended March 31, 2018	28
Notes to Consolidated Financial Statements	29-67

SOMERSET
CPAs AND ADVISORS

**REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM**

To the Board of Directors and Stockholders of Galaxy Next Generation, Inc.
Toccoa, Georgia

***Opinion on the Consolidated Financial Statements***

We have audited the accompanying consolidated balance sheets of Galaxy Next Generation, Inc. (the "Company") as of June 30, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended June 30, 2019 and March 31, 2018, and the three month period ended June 30, 2018, and the related consolidated notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2019 and 2018, and the results of their operations and their cash flows for the years ended June 30, 2019 and March 31, 2018, and the three month period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

***Going Concern Uncertainty***

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

***Basis for Opinion***

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

NASHVILLE
3102 West End Ave., Suite 400
Nashville, TN 37203

317.472.2200 | 800.469.7206 | somersetcpas.com

GALAXY NEXT GENERATION, INC.
Consolidated Balance Sheets
June 30, 2019 and 2018

Assets	2019	2018
Current Assets
Cash	$ 169,430	$ 184,255
Accounts receivable, net	15,297	341,726
Accounts receivable - unbilled	247,007	-
Inventories, net	648,715	586,764
Prepaid and other current assets	20,898	2,764

Total Current Assets	1,101,347	1,115,509

Property and Equipment, net (Note 2)	26,765	4,254,451

Other Assets
Goodwill (Note 12)	834,220	892,312
Other assets (Note 12)	-	1,522,714

Total Other Assets	834,220	2,415,026

Total Assets	$ 1,962,332	$ 7,784,986

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Line of credit (Note 3)	$ 1,230,550	$ 547,603
Convertible notes payable, net of discount (Note 4)	2,124,824	-
Derivative liability, convertible debt features and warrants	1,025,944	-
Current portion of long term notes payable (Note 4)	279,346	362,181
Accounts payable	690,882	771,080
Accrued expenses	597,351	146,978
Advances from stockholders	-	260,173
Deferred revenue	247,007	219,820
Short term notes payable - (Note 4)	-	165,000
Short term notes payable - related party (Note 6)	200,000	485,534

Total Current Liabilities	6,395,904	2,958,369

Noncurrent Liabilities
Noncurrent portion of accounts payable	174,703	-
Notes payable, less current portion (Note 4)	1,607	4,524,347

Total Liabilities	6,572,214	7,482,716

Stockholders' Equity (Deficit) (Notes 1, 8, and 12)
Common stock	1,072	965
Additional paid-in capital	4,859,731	3,108,873
Accumulated deficit	(9,470,685)	(2,807,568)

Total Stockholders' Equity (Deficit)	(4,609,882)	302,270

Total Liabilities and Stockholders' Equity (Deficit)	$ 1,962,332	$ 7,784,986

See accompanying notes to the consolidated financial statements

GALAXY NEXT GENERATION, INC.
Consolidated Statements of Operations
For the Year Ended June 30, 2019, Three Months Ended June 30, 2018
and Year Ended March 31, 2018

	Year Ended	Period Ended	Year Ended
	June 30, 2019	June 30, 2018	March 31, 2018
Revenues
Technology interactive panels and related products	$ 1,265,786	$ 161,927	$ 2,199,581
Entertainment theater ticket sales and concessions	589,705	34,946	-
Technology office supplies	26,567	10,827	119,907

Total Revenues	1,882,058	207,700	2,319,488

Cost of Sales
Technology interactive panels and related products	1,545,093	171,304	1,893,109
Entertainment theater ticket sales and concessions	221,238	6,804	-

Total Cost of Sales	1,766,331	178,108	1,893,109

Gross Profit	115,727	29,592	426,379

General and Administrative Expenses
Stock compensation and stock issued for services	2,416,934	645,200	-
General and administrative	3,421,336	726,328	1,574,808

Loss from Operations	(5,722,543)	(1,341,936)	(1,148,429)

Other Income (Expense)
Other income	126,530	4,937	10,739
Expenses related to convertible notes payable:
Change in fair value of derivative liability	(89,198)	-	-
Interest accretion	(644,055)	-	-
Interest expense	(333,851)	(33,124)	(40,235)

Total Other Income (Expense)	(940,574)	(28,187)	(29,496)

Net Loss before Income Taxes	(6,663,117)	(1,370,123)	(1,177,925)

Income taxes (Note 9)	-	-	-

Net Loss	$ (6,663,117)	$ (1,370,123)	$ (1,177,925)

Net Basic and Fully Diluted Loss Per Share	$ (0.658)	$ (0.155)	$ (0.135)

Weighted average common shares outstanding
Basic and fully diluted	10,128,435	8,864,480	8,757,251

Fully diluted	10,518,750	8,864,480	8,757,251

See accompanying notes to the consolidated financial statements

GALAXY NEXT GENERATION, INC.
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the Year Ended June 30, 2019, Three Months Ended June 30, 2018
and Year Ended March 31, 2018
					Total
	Common Stock		Additional	Accumulated	Stockholder's
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)

Balance, April 1, 2017	645	$ 600	$ -	$ (82,830)	$ (82,230)

Capital contributions	-	-	44,226	-	44,226

Common stock issued for services in May 2017	471,473	-	-	-	-

Common stock issued as part of the common controlled merger (Note 1)	8,067,889	-	-	-	-

Common stock issued as part of the private placement in March 2018 (Note 8)	32,226	-	60,000	-	60,000

Dividends	-	-	-	(176,690)	(176,690)

Net loss for the year ended March 31, 2018	-	-	-	(1,177,925)	(1,177,925)

Balance, March 31, 2018	8,572,233	600	104,226	(1,437,445)	(1,332,619)

Common stock issued for services in April and May 2018 (Notes 8)	100	-	70,000	-	70,000

Common stock issued as part of the private placement from April to June 2018 (Note 8)	1,954	-	1,367,500	-	1,367,500

Common stock issued for employee services in May 2018 (Note 8)	822	-	575,200	-	575,200

Common stock issued in exchange for debt reduction in June 2018 (Note 8)	143	-	100,000	-	100,000

Issuance of common stock to FullCircle Registry, Inc. common stockholders in connection with acquisition in June 2018 (Note 12)	687,630	232	567,603	-	567,835

Issuance of common stock to FullCircle Registry, Inc. convertible debt holders in connection with acquisition in June 2018 (Note 12)	392,931	133	324,344	-	324,477

Consolidated net loss	-	-	-	(1,370,123)	(1,370,123)

Balance, June 30, 2018	9,655,813	965	3,108,873	(2,807,568)	302,270

Common stock issued as part of the private placement in September 2018	182,255	-	637,000	-	637,000

Common stock issued for warrants and convertible debt in January 2019	242,271	24	591,859	-	591,883

Common stock issued for warrants and convertible debt in February 2019	150,000	15	370,485	-	370,500

Non-cash consideration for net assets of Entertainment in February 2019	-	(4)	(92,696)	-	(92,700)

Sale of net assets to FCLR in February 2019	-	-	(1,511,844)	-	(1,511,844)

Common stock issued for warrants for services in March 2019	100,000	10	219,990	-	220,000

Common stock issued for services in May 2019	62,790	7	128,085	-	128,092

Common stock issued for cashless exercise of warrant in May 2019	381,944	-	-	-	-

Settlement of conversion features and warrants in April and May 2019	-	-	301,575	-	301,575

Common Stock issued under Stock Plan in May 2019	450,000	45	854,955	-	855,000

Common stock issued for services in June 2019	33,828	4	90,655	-	90,659

Common stock issued under Stock Plan in June 2019	60,000	6	160,794	-	160,800

Consolidated net loss	-	-	-	(6,663,117)	(6,663,117)

Balance, June 30, 2019	11,318,901	$ 1,072	$ 4,859,731	$ (9,470,685)	$ (4,609,882)

See accompanying notes to the consolidated financial statements

GALAXY NEXT GENERATION, INC.
Consolidated Statements of Cash Flows
For the Year Ended June 30, 2019, Three Months Ended June 30, 2018
and Year Ended March 31, 2018

	June 30, 2019	June 30, 2018	March 31, 2018
Cash Flows from Operating Activities
Net loss	$ (6,663,117)	$ (1,370,123)	$ (1,177,925)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	221,260	5,222	17,667
Amortization of convertible debt discounts	89,279	-	-
Accretion and settlement of financing instruments and change in fair value of derivative liability	733,258	-	-
Gain on sale of Entertainment (Note 12)	(60,688)	-	-
Stock compensation and stock issued for services	2,417,041	645,200	-
Changes in assets and liabilities:
Accounts receivable	74,922	(290,402)	166,206
Inventories	(67,561)	(225,398)	697,850
Prepaid expenses and other assets (Note 12)	(1,566,268)	11,545	(363)
Accounts payable	175,021	(100,880)	(362,104)
Accrued expenses	712,318	(38,902)	13,958
Deferred revenue	27,187	219,820	-

Net cash used in operating activities	(3,907,348)	(1,143,918)	(644,711)

Cash Flows from Investing Activities
Purchases of property and equipment	-	-	(12,049)
Acquisition of net assets (Note 12)	-	22,205	-
Net cash provided by (used in) financing activities	-	22,205	(12,049)

Cash Flows from Financing Activities
Dividends	-	-	(176,690)
Proceeds from line of credit, net	682,947	19,000	528,603
Proceeds from convertible notes payable	2,495,235	-	-
Principal payments on mortgage and capital lease obligations	(11,486)	(8,722)	(12,164)
Payments on advances from shareholders, net	(111,173)	(88,436)	(183,411)
Proceeds from issuance of common stock (Note 8)	637,000	1,367,500	60,000
Proceeds from notes payable	-	6,150	375,000
Capital contributions	-	-	44,226
Proceeds from notes payable - related parties	200,000	-	-

Net cash provided by financing activities	3,892,523	1,295,492	635,564

Net (Decrease) Increase in Cash and Cash Equivalents	(14,825)	173,779	(21,196)

Cash, Beginning of Period	184,255	10,476	31,672

Cash, End of Period	$ 169,430	$ 184,255	$ 10,476

Supplemental and Non Cash Disclosures
Non-cash consideration for sale of Entertainment	$ 92,700	$ -	$ -

Non-cash payments from proceeds of convertible debt for interest and fees	$ 134,461	$ -	$ -

Non-cash principal payments from proceeds of convertible debt	$ 602,024	$ -	$ -

Accretion of discount on convertible notes payable	$ 644,055	$ -	$ -

Cash paid for interest	$ 402,903	$ 33,124	$ 30,618

Reduction of note payable in exchange for common stock (Note 4)	$ -	$ 100,000	$ -

Sale of Entertainment	$ 1,511,844	$ -	$ -

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

Due to the change in year-end, the Company's fiscal year 2018 was shortened from 12 months to 3 months and ended on June 30, 2018. Further, the financial statements as of June 30, 2019 and 2018 represent the financial information of the Company subsequent to the acquisition. The consolidated statement of operations, changes in stockholder equity (deficit) and cashflows for the year ended March 31, 2018 represent the financial results of the Company prior to the acquisition. All intercompany transactions and accounts have been eliminated in the consolidation.

The Company's financial reporting segments are Technology (reflecting the operations of Galaxy) and Entertainment (reflecting the operations of the movie theater). The Company is an over-the-counter public company traded under the stock symbol listing GAXY (formerly FLCR).

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

The Entertainment segment owns and operates Georgetown 14 Cinemas, a fourteen-theater movie complex located in Indianapolis, Indiana. Entertainment generates revenues from movie ticket sales and concessions. As part of the merger agreement, the parties have the right to spinout the Entertainment segment to the prior shareholders of FLCR. Management plans to focus on its primary business plan, which is Galaxy. As disclosed in Note 12, the Entertainment segment was sold to an entity with a common board member on February 6, 2019.

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

Note 1 - Summary of Significant Accounting Policies (Continued)

Capital Structure

In accordance with ASC 505, Equity, the Company’s capital structure is as follows:

	June 30, 2019
	Authorized	Issued	Outstanding

Common stock	4,000,000,000	11,318,901	11,280,276	$.0001 par value, one vote per share

Preferred stock	200,000,000	-	-	$.0001 par value, one vote per share

Preferred stock - Class A	750,000	-	-	$.0001 par value; no voting rights

Preferred stock - Class B	1,000,000	-	-	Voting rights of 10 votes for 1 Preferred B share; 2% preferred dividend payable annually

Preferred stock - Class C	9,000,000	-	-	$.0001 par value; 500 votes per share, convertible to common stock

	June 30, 2018
	Authorized	Issued	Outstanding

Common stock	4,000,000,000	9,655,813	9,655,813	$.0001 par value, one vote per share

Preferred stock	200,000,000	-	-	$.0001 par value, one vote per share

Preferred stock - Class A	750,000	-	-	$.0001 par value; no voting rights

Preferred stock - Class B	1,000,000	-	-	Voting rights of 10 votes for 1 Preferred B share; 2% preferred dividend payable annually

Preferred stock - Class C	9,000,000	-	-	$.0001 par value; 500 votes per share, convertible to common stock

	March 31, 2018
	Authorized	Issued	Outstanding

Common stock	4,200,000,000	8,572,233	8,572,233	$.0001 par value, one vote per share

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

Concurrent with the reverse triangular merger, the Company applied pushdown accounting. Pushdown accounting refers to the use of the acquirer’s basis in the preparation of the acquiree’s separate financial statements as the new basis of accounting for the acquiree. See Note 12 for a discussion of the merger and the related impact on the Company’s consolidated financial statements.

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

Because of the nature and quality of the Company's products, the Company provides for the estimated costs of warranties at the time revenue is recognized for a period of five years after purchase as a secondary warranty. The manufacturer also provides a warranty against certain manufacturing and other defects. As of June 30, 2019 and 2018, the Company accrued $82,350 and $1,350, respectively, for estimated product warranty claims, which is included in accrued expenses in the accompanying consolidated balance sheets. The accrued warranty costs are based primarily on historical warranty claims as well as current repair costs. There was $87,374 and $1,350 of warranty expenses for the year ended June 30, 2019 and the three months ended June 30, 2018, respectively. There was $1,350 of warranty expense during the year ended March 31, 2018.

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

5 years

Vehicles

5 years

Property and equipment at June 30, 2018 and March 31, 2018, and the estimated useful lives used in computing depreciation, are as follows:

Building

40 years

Building improvements

8 years

Vehicles

5 years

Equipment

5 – 8 years

Furniture and fixtures

5 years

Depreciation is provided using the straight-line method over the estimated useful lives of the depreciable assets. Depreciation expense was $221,260, $5,222 and $17,667 for the year ended June 30, 2019, the three months ended June 30, 2018 and the year ended March 31, 2018, respectively.

Note 1 - Summary of Significant Accounting Policies (Continued)

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

As disclosed in Note 12, the net assets of the Entertainment segment were sold on February 6, 2019. The property and equipment related to this segment are zero at June 30, 2019.

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

As disclosed in Note 12, the Entertainment segment was sold effective February 6, 2019. The notes payable related to this segment are zero at June 30, 2019.

Note 4 - Notes Payable (Continued)

Long Term Notes Payable (Continued)

Future minimum principal payments on the non-related party long term notes payable are as follows:

Year ending June 30,
2020	$ 279,346
2021	1,607
$ 280,953

Short Term Notes Payable

The Company's short term notes payable obligations to unrelated parties assumed in the acquisition (Note 12) are as follows:

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

Note 4 - Notes Payable (Continued)

As disclosed in Note 12, the Entertainment segment was sold effective February 6, 2019. The short term notes payable obligations to unrelated parties related to this segment are zero at June 30, 2019.

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

112,500	-

	June 30, 2019	June 30, 2018

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

Note 4 - Notes Payable (Continued)

Convertible Notes Payable (Continued)

The original issue discount is being amortized over the terms of the convertible notes using the effective interest method.  During the year ended June 30, 2019, the Company amortized $89,279 of debt discounts to interest expense and $644,055 to interest accretion. There was no amortization of debt discounts during the three months ended June 30, 2018 or the year ended March 31, 2018.

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

The following table sets forth a reconciliation of changes in the fair value of the Company’s convertible debt components classified as Level 3 in the fair value hierarchy at June 30, 2019:

Beginning balance	$-
Convertible Securities at inception	1,238,359
Settlement of conversion features and warrants	(301,613)
Realized	(83,487)
Unrealized	172,685

Ending balance	$1,025,944

Note 6 - Related Party Transactions

Notes Payable

The Company's notes payable obligations to related parties are as follows:

	June 30, 2019	June 30, 2018
Note payable to a related party in which the notes accrues interest on the original principal balance at a rate of 8% annually and is due on demand.	-	$15,000

Note payable to a stockholder in which the note principal plus interest of $10,000 is payable in December 2019.
	200,000	-

Various notes payable to a related party in which the note accrues interest on the original principal balance at a rate of 6.25% annually and is due on demand.	-	91,000

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

Note 6 - Related Party Transactions (Continued)

As disclosed in Note 12, the Entertainment segment was sold effective February 6, 2019. The notes payable obligations to related parties for this segment are zero at June 30, 2019.

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

Leases

The Company leases property used in operations from a related party under terms of an operating lease. The term of the lease expires on December 31, 2021. The monthly lease payment is $1,500 plus maintenance and property taxes, as defined in the lease agreement. Rent expense for this lease, as well as other operating leases, totaled $18,000, $5,150, and $35,583 for the year ended June 30, 2019, the three months ended June 30, 2018, and the year ended March 31, 2018, respectively

The Company leases two vehicles from related parties under capital leases. The Company is paying the lease payments directly to the creditors, rather than the lessor. The leased vehicles are used in operations for deliveries and installations.

Other Agreements

A related party collateralizes the Company’s short-term note with a CD in the amount of $274,900, held at the same bank. The related party will receive a $7,500 collateral fee for this service (Note 4). In May 2018, 50,000 shares of stock were issued to the related party in exchange for a $100,000 reduction in the short-term note balance.

Notes Payable Converted to Common Stock

On June 22, 2018, various board members and executives of FLCR exchanged their outstanding related party debt and accrued interest for 4% of the Company’s common stock as described in Note 12.

Note 7 - Lease Agreements

Capital Lease Agreements

Capital lease agreements for vehicles (disclosed in Note 4) require monthly payments totaling $813 (ranging from $263 to $461), including interest (ranging from 4.5% to 4.75%), over 5-year terms expiring between July 2019 and July 2020.

Operating Lease Agreements

The Company leases office, retail shop and warehouse facilities under operating leases from a related party (Note 6) which requires monthly payments of $1,500 and expires on December 31, 2021. Rent expense for this lease, as well as other month-to-month leases, totaled $18,000, $5,150 and $35,583 for the year ended June 30, 2019, the three months ended June 30, 2018, and the year ended March 31, 2018, respectively.

Note 8 - Equity

Certain equity transactions related to the reverse triangular merger occurred in September 2018, but have been reflected as of June 30, 2018, in the consolidated financial statements due to FLCR effectively transferring control to Galaxy as of June 22, 2018 (Note 12). The following equity transactions occurred simultaneously, and are treated in these consolidated financial statements as being effective on that date:

• Galaxy shareholders transferred all the outstanding shares of common stock to the Merger Sub;

• Preferred Class C shares were converted into common stock in an amount equivalent to 89% ownership in the outstanding shares of the merged company;

• Common shares were issued to common stockholders in an amount equivalent to 7% ownership in the outstanding shares of the merged company;

• Common shares were issued to convertible debt holders in an amount equivalent to 4% ownership in the outstanding shares of the merged company ( Note 5).

• A reverse stock split was approved at a ratio of one new share for every 350 shares of common stock outstanding (1:350 Reverse Stock Split).

Note 8 – Equity (Continued)

Private Placement

In March 2018, the Company offered 1,500,000 common shares to qualified investors at $2 per share in a private placement memorandum (“PPM”). The private placement offering period expired in September 2018. Proceeds were raised to purchase inventory, pay merger costs and provide working capital. As a result of the PPM, the Company issued 910 and 3,018 shares (post-Reverse Stock Split) and 32,226 (pre-Reverse Stock Split) to new investors resulting in proceeds of $637,000, $1,367,500, and $60,000 during the year ended June 30, 2019, the three months ended June 30, 2018, and the year ended June 30, 2018, respectively.

In April and May 2018, the Company issued 100 shares of common stock at $0.0001 par value to various consultants as compensation. The shares were valued at $70,000 (Note 10) on issuance.

In May 2018, the Company issued 822 shares of common stock at $0.0001 par value to various employees, management, and former members of the Board of Directors by board authorization as compensation in the regular course of business as well as upon contemplation of the reverse triangular merger (Note 12). The shares were valued at $575,200 on issuance and were recognized as stock compensation expense.

In May 2018, 143 shares of stock (post-Reverse Stock Split) were issued to the related party in exchange for a $100,000 reduction in the short-term note balance (Note 4).

In May and June 2019, a total of 510,000 shares were awarded under the Stock Plan (Note 13).

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

Note 9 - Income Taxes

The Company’s effective tax rate differed from the federal statutory income tax rate for the year ended June 30, 2019, and the three months ended June 30, 2018, and the year ended March 31,2018 as follows:

Federal statutory rate	21%
State tax, net of federal tax effect	5.75%
Valuation allowance	-27%
Effective tax rate	0%

The Company had no federal or state income tax (benefit) for the year ended June 30, 2019, the three months ended June 30, 2018, and the year ended March 31, 2018.

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

Galaxy has four customers that accounted for approximately 79% of total revenue for the year ended June 30, 2019, three customers that accounted for 61% of revenues for the three months ended June 30, 2018, and three customers that accounted for 43% of revenues for the year ended March 31, 2018, respectively.

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

Consulting Agreement

Galaxy entered into a 26 month consulting agreement in May 2017 for advisory services. In exchange for services provided, the consultants receive consulting fees of $15,000 per month and a 5.5% equity interest in Galaxy. The 5.5% equity interest was converted to common stock upon the Common Controlled Merger of R&G and Galaxy CO (as described in Note 1). The consulting agreement was renewed in May 2019 with monthly payment terms of $15,000 and 450,000 share of common stock upon execution of the renewal. In addition, it was noted that the Company owed the consultant 210,000 shares under the May 2017 consulting agreement due to an anti-dilution clause in the agreement.  The Company paid the consultants $261,000, $95,000, and $157,000 in fees and expenses for consulting services provided during the year ended June 30, 2019, the three months ended June 30, 2018, and the year ended March 31, 2018, respectively. The 450,000 shares were issued under the Company’s Stock Plan in May 2019. The Company issued 210,000 shares for services in July 2019 (Note 16) in satisfaction of the $400,000 accrued liability for the consulting services per the anti-dilution provision of the agreement recorded at June 30, 2019.

Consulting Agreement

The Company entered into a consulting agreement in May 2018 for advisory services such as maintaining ongoing stock market support such as drafting and delivering press releases and handling investor requests. The program will be predicated on accurate, deliberate and direct disclosure and information flow from the Company and dissemination to the appropriate investor audiences. In exchange for these consulting services provided, the advisor received $15,000 at contract inception, 10,000 shares of common stock and $4,000 monthly through April 2019. The contract renews automatically each year. The Company paid the consultants $222,500 and $27,000 in fees and expenses for consulting services provided during the year ended June 30, 2019 and the three months ended June 30, 2018. No consulting fees were paid during the year ended March 31, 2018.The Company issued 10,000 shares of common stock for consulting services provided during the three months ended June 30, 2018.

Note 11 - Material Agreements (Continued)

Consulting Agreement

The Company entered into a consulting agreement in April 2018 for a period of six months for investor relations services such as blogs and newsletters, introduction to investment banks and online CEO quarterly conferences. In exchange for these consulting services provided, the advisor received $25,000 per month for four months and 25,000 shares of common stock. The Company paid the consultants $60,000 and $100,000 for the year ended June 30, 2019 and the three months ended June 30, 2018. No consulting fees were paid during the year ended March 31, 2018. The Company issued 25,000 shares of common stock for consulting services provided during the three months ended June 30, 2018. The agreement expired in October 2018.

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

Agency Agreement

Effective December 11, 2018, the Company entered into a 12 month contract with an agent to raise capital. The agent receives a finder’s fee ranging from 4 to 8% relative to the amount of capital raised, plus restricted shares in an amount equal to 4% of capital raised, if successful. The Agreement contains an option to extend the contract term for an additional six months. The Company paid $98,400 in fees and issued 46,618 shares of common stock during the year ended June 30, 2019. No fees were paid under this agreement during the three months ended June 30, 2018 and year ended March 31, 2018.

Master Service Agreement

Effective January 2, 2019, the Company entered into a 3 month contract with a business for advisory services including among other services, presenting and introducing the Company to the financial community of investors.  The Company paid $300,000 and issued 300,000 common stock shares under this agreement during the year ended June 30, 2019. No advisory fees were paid under this agreement during the three months ended June 30, 2018 and year ended March 31, 2018. The relationship with this advisor is continuing on an as-needed basis.

Note 11 - Material Agreements (Continued)

Financial Advisory Engagement

Effective June 4, 2019, the Company engaged a financial advisor to act as the Company’s exclusive financial advisor, lead managing underwriter and sole book running manager and investment banker in connection with a proposed offering. The engagement period of the agreement is June 4, 2019 to May 31, 2020. The Company is proposing a follow-on public offering of securities. The Company paid $0 in fees during the year ended June 30, 2019. No fees were paid under this agreement during the three months ended June 30, 2018 and year ended March 31, 2018. The Company issued 250,000 shares to the financial advisor for services in July 2019 (Note 16).

Business Development and Marketing Agreement

Effective June 10, 2019, the Company entered into a three-month contract for certain advisory and consulting services. The Company will issue 15,000 shares and pay $20,000 per month under the terms of the agreement. The Company paid $35,000 in fees during the year ended June 30, 2019. No fees were paid under this agreement during the three months ended June 30, 2018 and year ended March 31, 2018. The Company issued 60,000 shares to the consultant for consulting services in July and September 2019 (Note 16).

Capital Transaction Services Agreement

Effective June 28, 2019, the Company entered into a three-month contract for capital raise advisory and consulting services.  The Company pays $3,500 per month under the terms of this agreement, which is payable upon the successful closing of a capital raise. The Company paid $3,500 upon signing of the agreement. The agreement renews automatically unless either party provided notice of cancellation. The Company paid $3,500 in fees during the year ended June 30, 2019. No fees were paid under this agreement during the three months ended June 30, 2018 and year ended March 31, 2018.

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

The Entertainment segment owns and operates Georgetown 14 Cinemas, a fourteen-theater movie complex located in Indianapolis, Indiana. Entertainment generates revenues from movie ticket sales and concessions. As contemplated in the merger agreement, the parties have the right to spinout the Entertainment segment so that management can focus on its primary business plan, which is Galaxy. As disclosed in Note 12, the Entertainment segment was sold effective February 6, 2019 to an entity owned by former majority shareholders of FLCR. There was no Entertainment segment during the year ended March 31, 2018.

The following table summarizes operating results for the year ended June 30, 2019 for Technology and the period from July 1, 2018 to February 6, 2019 for Entertainment:

Revenues	Technology	Entertainment
Technology	$ 1,292,353	$ -
Entertainment	-	589,705

Cost of Sales
Technology	1,545,093	-
Entertainment	-	221,238

Gross Profit	(252,740)	368,467

General and Administrative Expenses
Technology	5,410,650	-
Entertainment	-	427,620

Other Income (Expense)
Technology	(966,279)	-
Entertainment	-	25,705

Net Loss	$ (6,629,669)	$ (33,448)

Note 14 - Segment Reporting (Continued)

Assets	Technology	Entertainment

Cash	$ 151,853	$ 32,402
Property and equipment, net	45,059	4,209,392
Receivables	326,183	15,543
Inventory	580,756	6,008
Prepaid and other current assets	1,184	12,450
Other assets	-	1,511,844
Goodwill	58,092	589,705
Total Assets	$ 1,163,127	$ 6,621,859

Liabilities
Accounts payable	$ 570,069	$ 201,011
Debt	951,453	5,393,385
Accrued expenses	22,495	124,483
Deferred revenue	219,820	-
Total Liabilities	1,763,837	$ 5,718,879

Note 14 - Segment Reporting (Continued)

The following table presents a summary of operating information for the three months ended June 30, 2018:

Revenues	Technology	Entertainment
Technology	$ 172,754	$ -
Entertainment	-	34,946

Cost of Sales
Technology	171,304	-
Entertainment	-	6,804

Gross Profit	1,450	28,142

General and Administrative Expenses
Technology	1,364,124	-
Entertainment	-	7,404

Other Income (Expense)
Technology	(4,521)	-
Entertainment	-	(23,666)

Net Loss	$ (1,367,195)	$ (2,928)

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

On July 22, 2019, the Company issued 210,000 common shares for services. The shares were issued in satisfaction of an accrued expense at June 30, 2019 for consulting services under an anti-dilution provision in the May 2017 Consulting Agreement (Note 11). The shares were issued to a related party of the consultant.

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

On September 3, 2019, the Company acquired 100% of the stock of Interlock Concepts, Inc. and Ehlert Solutions, Inc. The purchase price for the acquisition was 1,350,000 shares of common stock and a 2 year note payable to the seller for $3,000,000. The purchase price is subject to adjustment based on the achievement of certain earnings goals.

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

SUMMARY COMPENSATION TABLE

Compensation of Officers and Directors

For the Year Ended June 30, 2019 and Three Months Ended June 30, 2018

Year Ended June 30, 2019
Name	Position	Period	Salary	Stock	Other	Total
J. Leigh Friedman (1)	Former CFO, Former Director	2019	$16,005	-	-	-
Magen McGahee	COO, CFO, Sec., Director	2019	$217,500	-	-	-
Gary D. LeCroy	CEO, President, Director	2019	$292,028	-	-	-
Carl R. Austin	Director	2019	-	-	-	-
Three Months Ended June 30, 2018
Name	Position	Period	Salary	Stock	Other	Total
J. Leigh Friedman (1)	CFO, Former Chairman	2018	$15,000	20,714(2)	-	-
Magen McGahee	COO, EVP, Director	2018	$45,000	-	-	-
Gary D. LeCroy	President, Director	2018	$22,400	-	-	-
Alec Stone	Former Director	2018	-	-	-	-
Jon R. Findley	Former Director	2018	-	-	-	-
Paul Lowe	Former Director	2018	-	-	-	-
Curtis Shaw	Former Director	2018	-	-	-	-

Year Ended March 31, 2018
Name	Position	Period	Salary	Stock	Other	Total
J. Leigh Friedman (1)	CFO, Former Chairman	2017	$30,000	-	-	-
Magen McGahee	COO, EVP, Director	2017	$180,000	-	-	-
Gary D. LeCroy	President, Director	2017	$90,000	-	-	-
John R. Findley (3)	Former CEO	2017	$17,200	-	-	-
Matthew T. Long (4)	Former President/CFO	2017	$41,246	-	-	-
Alec Stone	Chairman	2017	-	-	-	-
Carl Austin	Former Director	2017	-	-	-	-
Paul Lowe	Director	2017	-	-	-	-
Curtis Shaw	Director	2017	-	-	-	-

(1) For services as CFO, Mr. Friedman received approximately $5,000 per month.  Mr. Friedman resigned his position on July 22, 2018.

(2) The Company implemented a 350 to 1 reverse stock split on August 10, 2018 and the presentation in this table is on a post reverse split basis.

(3) For services as CEO, for part of year ended March 31, 2018.

(4) For services as former President/CFO, for part of year ended March 31, 2018.

Employment Agreements

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

In January 2019, the Company entered into an employment agreement with a regional account executive for a one-year term. Under the employment agreement, the account executive will receive annual compensation of $80,000, plus a 8% commission based on sales.

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

Operating Leases

The Company leases property used in operations from a related party under terms of an operating lease. The term of the lease expired on December 31, 2018 when the lease changed to a month-to-month operating lease. The monthly lease payment is $1,500 plus maintenance and property taxes, as defined in the lease agreement. Rent expense for this lease, as well as other month-to-month leases, totaled $18,000, $5,150, and $18,000 for the year ended June 30, 2019, the three months ended June 30, 2018, and the year ended March 31, 2018, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-K and 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were:

- Somerset CPA’s, P.C. $256,200 for year ended June 30, 2019

- Somerset CPA’s, P.C. $129,100 for three month period ended June 30, 2018

- Somerset CPA’s, P.C. $200,000 for the year ended March 31, 2018

Tax Fees:

There were no fees for tax compliance, tax advice and tax planning to our auditors for the year ended June 30, 2019, the three months ended June 30, 2018, and the year ended March 31, 2018.

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

GALAXY NEXT GENERATION, INC.

/s/ Gary LeCroy

Date: March 10, 2020

Gary LeCroy

Chief Executive Officer and Director

/s/Magen McGahee

Date: March 10, 2020

Magen McGahee

Chief Financial Officer, Secretary and Director

CERTIFICATION

I, Gary LeCroy, certify that:

1. I have reviewed this Annual Report on Form 10-K/A for the year ended June 30, 2019 of Galaxy Next Generation, Inc. (the “registrant”);

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

Date: March 10, 2020

/s/ Gary LeCroy

Gary LeCroy

Chief Executive Officer, President and Director

CERTIFICATION

I, Magen McGahee, certify that:

1. I have reviewed this Annual Report on Form 10-K/A for the year ended June 30, 2019 of Galaxy Next Generation, Inc. (the “registrant”);

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

Date: March 10, 2020

/s/ Magen McGahee

Magen McGahee

Chief Operating Officer, Chief Financial Officer, Secretary and Director

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANESOXLEY

ACT OF 2002

In connection with the Annual Report of Galaxy Next Generation, Inc. (the “Company”) on Form 10K/A pursuant for the year ended June 30, 2019, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Gary LeCroy, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 10, 2020

/s/ Gary LeCroy

Gary LeCroy

Chief Executive Officer, President and Director

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANESOXLEY

ACT OF 2002

In connection with the Annual Report of Galaxy Next Generation, Inc. (the “Company”) on Form 10K/A pursuant for the year ended June 30, 2019, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Magen McGahee, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 10, 2020

/s/ Magen McGahee

Magen McGahee

Chief Financial Officer, Secretary and Director