Form 10-Q
period 2020-03-31
GALAXY NEXT GENERATION, INC.
filed 2020-05-15
CIK 1127993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

(706) 391-5030

(Registrant's telephone number, including area code)

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

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filer [ ] Smaller reporting company [ X ] Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [      ] No [X]

The number of common shares outstanding as of May 13, 2020 was 247,120,478.

-ii-

The accompanying unaudited interim condensed consolidated financial statements, included herein, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated statements have been prepared in accordance with the Company's accounting policies described in the Company's Annual Report on Form 10-K for the year ended June 30, 2019 and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in that report. Unless the context indicates otherwise, references to the “Company” mean Galaxy Next Generation, Inc. and its subsidiaries.

-1--

PART I – FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

The following unaudited condensed consolidated financial statements are included herein:

Condensed Consolidated Balance Sheets as of March 31, 2020 (unaudited) and June 30, 2019 (audited)	3
Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended March 31, 2020 and 2019 (unaudited)	4
Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the Nine Months Ended March 31, 2020 (unaudited)	5-7
Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the Nine Months Ended March 31, 2019 (unaudited)	8
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2020 and 2019 (unaudited)	9-10
Notes to the Condensed Consolidated Financial Statements (unaudited)	11

GALAXY NEXT GENERATION, INC.
Condensed Consolidated Balance Sheets

	March 31, 2020	June 30, 2019
Assets	(Unaudited)	(Audited)
Current Assets
Cash	$ 194,702	$ 169,430
Accounts receivable, net	599,146	262,304
Inventories, net	929,210	648,715
Prepaid and other current assets	4,900	20,898
Total Current Assets	1,727,958	1,101,347

Property and Equipment, net (Note 2)	62,194	26,765

Intangibles, net (Notes 1 and 12)	1,224,000	-

Goodwill (Notes 1 and 12)	834,220	834,220

Operating right of use asset (Note 7)	95,426	-
Total Assets	$ 3,943,798	$ 1,962,332

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Line of credit (Note 3)	$ 1,236,598	$ 1,230,550
Convertible notes payable, net of discount (Note 4)	1,354,133	2,124,824
Derivative liability, convertible debt features and warrants (Note 5)	179,013	1,025,944
Current portion of long term notes payable (Note 4)	338,434	279,346
Accounts payable	1,891,348	655,941
Accrued expenses	259,179	597,351
Deferred revenue	926,358	247,007
Short term portion of vendor payable	146,069	34,941
Short term portion of related party notes and payables (Note 6)	1,278,169	200,000
Total Current Liabilities	7,609,301	6,395,904
Noncurrent Liabilities
Long term portion of vendor payable	97,379	174,703
Long term portion of related party notes payable (Note 6)	2,075,000	-
Notes payable, less current portion (Note 4)	69,915	1,607
Total Liabilities	9,851,595	6,572,214

Stockholders' Equity (Deficit)
Common stock	11,186	1,072
Preferred stock - Series E, non-redeemable	50	-
Additional paid-in-capital	13,652,303	4,859,731
Accumulated deficit	(19,571,336)	(9,470,685)
Total Stockholders' Equity (Deficit)	(5,907,797)	(4,609,882)

Total Liabilities and Stockholders' Equity (Deficit)	$ 3,943,798	$ 1,962,332

See accompanying notes to the condensed consolidated financial statements (unaudited)

GALAXY NEXT GENERATION, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2020	2019	2020	2019
Revenues
Technology interactive panels and related products	$ 345,956	$ 261,712	$ 1,837,354	$ 1,106,540
Entertainment theater ticket sales and concessions	-	78,661	-	589,705
Technology office supplies	3,291	8,350	13,319	21,108
Total Revenues	349,247	348,723	1,850,673	1,717,353
Cost of Sales
Technology interactive panels and related products	130,614	230,833	1,116,398	948,073
Entertainment theater ticket sales and concessions	-	54,315	-	217,638
Total Cost of Sales	130,614	285,148	1,116,398	1,165,711

Gross Profit	218,633	63,575	734,275	551,642
General and Administrative Expenses
Stock compensation and stock issued for services	48,034	-	2,055,726	-
Asset imparment expense (Note 1)	2,000,287	-	2,000,287	-
General and administrative	1,662,359	2,043,181	4,263,887	4,408,951

Loss from Operations	(3,492,047)	(1,979,606)	(7,585,625)	(3,857,309)
Other Income (Expense)
Other income	-	97,471	3,049	151,289
Expenses related to convertible notes payable:
Change in fair value of derivative liability	695,300	-	2,717,557	-
Interest accretion	(603,852)	-	(1,412,705)	-
Interest expense	(1,860,498)	(100,893)	(3,822,927)	(163,258)

Total Other Income (Expense)	(1,769,050)	(3,422)	(2,515,026)	(11,969)

Net Loss before Income Taxes	(5,261,097)	(1,983,028)	(10,100,651)	(3,869,278)

Income taxes (Note 9)	-	-	-	-

Net Loss	$ (5,261,097)	$ (1,983,028)	$ (10,100,651)	$ (3,869,278)

Net Basic and Fully Diluted Loss Per Share	$ (0.15)	$ (0.20)	$ (0.47)	$ (0.42)

Weighted average common shares outstanding
Basic	35,520,434	10,105,121	21,547,126	9,154,161
Fully diluted	585,972,958	10,105,121	339,856,357	9,154,161

See accompanying notes to the condensed consolidated financial statements (unaudited)

GALAXY NEXT GENERATION, INC.
Consolidated Statement of Changes in Stockholders' Equity (Deficit)
Nine Month Period Ended March 31, 2020
(Unaudited)
							Total
	Common Stock		Preferred Stock - Class E		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, June 30, 2019	11,318,901	$ 1,072	-	$ -	$ 4,859,731	$ (9,470,685)	$ (4,609,882)

Common stock issued for services in
July and August 2019	475,000	48	-	-	1,203,252	-	1,203,300

Common stock issued in exchange for debt reduction
in August 2019	347,397	35	-	-	619,068	-	619,103

Settlement of conversion features in August and
September 2019	-	-	-	-	149,374	-	149,374

Issuance of common stock to warrant
holders in September 2019	644,709	-	-	-	-	-	-

Common stock issued as compensation in
September 2019	44,511	4	-	-	44,507	-	44,511

Common stock issued for services in
September 2019	80,000	9	-	-	79,991	-	80,000

Common stock issued in acquisition of Ehlert Solutions, Inc. and Interlock Concepts, Inc. (Note 12)	1,350,000	135	-	-	1,720,216	-	1,720,351

Common stock issued in exchange for debt reduction
in September 2019	397,864	40	-	-	408,622	-	408,662

Common stock issued for services in
October 2019	521,557	52	-	-	403,550	-	403,602

Common stock issued in exchange for debt reduction
in October 2019	833,572	83	-	-	478,651	-	478,734

Issuance of common stock to warrant holders
in October 2019	583,670	-	-	-	-	-	-

Settlement of conversion features in October 2019	-	-	-	-	3,000	-	3,000

Common stock issued for services in
November 2019	45,000	5	-	-	19,795	-	19,800

Common stock issued in exchange for debt reduction
in November 2019	1,194,157	119	-	-	429,396	-	429,515

Common stock issued for convertible notes
in November 2019	500,000	50	-	-	219,950	-	220,000

Common stock issued for services in December
2019	908,355	91	-	-	256,387	-	256,478

Commitment shares issued in December 2019	25,000	3	-	-	6,997	-	7,000

Issuance of Preferred Stock - Class E in November 2019	-	-	500,000	50	499,950	-	500,000

Common Stock issued in exchange for debt reduction in January 2020 (Note 8)	2,514,782	251	-	-	436,629	-	436,880

Common Stock issued for services in January 2020 (Note 8)	100,000	10	-	-	13,990	-	14,000

Common stock issued for compensation in January 2020 (Note 8)	100 ,000	10	-	-	14,990	-	15,000

Common stock issued in exchange for debt reduction in February 2020 (Note 8)	5,113,855	511	-	-	243,169	-	243,680

Common stock issued in exchange for services in February 2020 (Note 8)	100,000	10	-	-	6,990	-	7,000

Common stock issued in exchange for debt reduction in March 2020 (Note 8)	85,586,940	8,559	-	-	1,522,153	-	1,530,712

Common stock issued for services in March 2020 (Note 8)	890,000	89	-	-	11,945	-	12,034

Common stock issued for cashless exercise of warrants in March 2020 (Note 8)	21,914,415	-	-	-	-	-	-

Consolidated net loss	-	-	-	-	-	(10,100,651)	(10,100,651)

Balance, March 31, 2020	35,589,685	$ 11,186	500,000	$ 50	$ 13,652,303	$ (19,571,336)	$ (5,907,797)

See accompanying notes to the consolidated financial statements (unaudited)

Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit)
Nine Month Period Ended March 31, 2019
(Unaudited)
					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, June 30, 2018	9,655,813	$ 965	$ 3,108,873	$ (2,807,568)	$ 302,270

Common stock issued as part of the
private placement in September 2018	910	-	637,000	-	637,000

Common stock issued for services
in December 2018	75,511	8	237,851	-	237,859

Common stock issued for services
in January 2019	100,000	10	219,990	-	220,000

Common stock issued for services
in February 2019	100,000	10	246,990	-	247,000

Common stock issued for services
in March 2019	100,000	10	216,990	-	217,000

Non-cash consideration for net assets
of Entertainment	(38,625)	(4)	(92,696)	-	(92,700)

Consolidated net loss	-	-	-	(3,869,278)	(3,869,278)

Balance, March 31, 2019	9,993,609	$ 999	$ 4,574,998	$ (6,676,846)	$ (2,100,849)

See accompanying notes to the consolidated financial statements (unaudited)

GALAXY NEXT GENERATION, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Month Period Ended March31,
	2020	2019
Cash Flows from Operating Activities
Net loss	$ (10,100,651)	$ (3,869,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	27,855	216,642
Goodwill and intangible assets impairment charge	2,000,287	-
Loss on disposal of property and equipment	13,236	-
Amortization of convertible debt discounts	308,062	;45,022
Gain on sale of Entertainment	-	(60,688)
Issuance of stock for services	-	921,859
Amortization of intangible assets	536,000	-
Accretion and settlement of financing instruments
and change in fair value of derivative liability	(389,331)	-
Changes in assets and liabilities:
Accounts receivable	323,444	283,222
Inventories	(194,699)	410,071
Prepaid expenses and other assets	18,098	(34,710)
Accounts payable	217,307	(135,105)
Accrued expenses	(365,562)	34,344
Deferred revenue	167,406	(219,820)

Net cash used in operating activities	(7,438,550)	(2,408,441)

Cash Flows from Investing Activities
Acquisition of business, net of cash	2,967,918	-
Purchases of property and equipment	(17,636)	-

Net cash provided by investing activities	2,950,282	-

Cash Flows from Financing Activities
Principal payments on financing lease obligations	(5,721)	(37,989)
Principal payments on short term notes payable	(48,331)	(20,000)
Payments on advances from stockholder, net	-	(111,173)
Payments on convertible notes payable	(655,076)	-
Proceeds from convertible notes payable	4,550,684	1,086,300
Borrowings (payments) on line of credit, net	(100)	682,947
Proceeds from issuance of common stock	-	637,000

Proceeds from accounts and notes payable - related parties, net	627,084	45,000

Net cash provided by financing activities	4,513,540	2,282,085

Net Increase (Decrease) in Cash and Cash Equivalents	25,272	(126,085)

Cash, Beginning of Period	169,430	184,255

Cash, End of Period	$ 194,702	$ 57,899

Noncash additions related to convertible debt	$ 268,350	$ 120,700

Cash paid for interest	$ 176,379	$ 132,560

Related party note payable issued for acquisition of business	$1,484,473	$ -

Noncash sale of Entertainment	$ -	$ 92,700
Settlement of conversion feature	$ 152,374	$ -

Acquisition of goodwill and intangibles	$3,760,287	$ -

Common stock issued in exchange for debt reduction	$3,447,912	$ -

Stock compensation and stock issued for services	$2,055,873	$ -

Property and equipment purchased with financing lease	$ 37,979	$ -

Convertible note and warrants extinguished	$2,072,617	$ -

Fair value of convertible note issued to stockholder	$1,225,000	$ -

Fair value of preferred stock - Series E issued to stockholder	$ 500,000	$ -

See accompanying notes to the condensed consolidated financial statements (unaudited)

Note 1 - Summary of Significant Accounting Policies

The accompanying unaudited interim condensed consolidated financial statements, included herein, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated statements have been prepared in accordance with the Company's accounting policies described in the Company's Annual Report on Form 10-K for the year ended June 30, 2019 and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in that report. Unless the context indicates otherwise, references to the “Company” mean Galaxy Next Generation, Inc. and its subsidiaries.

There have been no significant changes in the Company's accounting policies from those disclosed in its Annual Report on Form 10-K except for those policies described below.

With the global spread of the ongoing novel coronavirus (“COVID-19”) pandemic in the first quarter of 2020, the Company has implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on its employees and business.  While the Company revenue has not been negatively impacted at this time, given the global economic slowdown, and the other risks and uncertainties associated with the pandemic, the Company's business, financial condition, results of operations and growth prospects could be materially adversely affected. The extent to which the COVID-19 pandemic impacts the Company's business,  the business of the Company's suppliers and other commercial partners, the Company's corporate development objectives and the value of and market for the Company's common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States and other countries, and the effectiveness of actions taken globally to contain and treat the disease.  The global economic slowdown and the other risks and uncertainties associated with the pandemic could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, to the extent the ongoing COVID-19 pandemic adversely affects the Company's business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties which the Company faces.

Acquisition

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

Solutions and Concepts are Utah-based audio design and manufacturing companies creating innovative products that provide fundamental tools for building notification systems primarily to K-12 education market customers located primarily in the north and northwest United States.  Solutions and Concepts' products and services allow institutions access to intercom, scheduling, and notification systems with improved ease of use.  The products provide an open architecture solution to customers which allows the products to be used in both existing and new environments.  Intercom, public announcement (PA), bell and control solutions are easily added and integrated within the open architecture design and software model.  These products combine elements over a common internet protocol (IP) network, which minimizes infrastructure requirements and reduces costs by combining systems.

The financial statements include the consolidated assets and liabilities of the combined company (collectively Galaxy Next Generation, Inc., FullCircle Registry, Inc., FullCircle Entertainment, Inc., Interlock Concepts, Inc., and Ehlert Solutions Group, Inc. referred to collectively as the “Company”) See Notes 5 and 12).

Capital Structure

In accordance with ASC 505, Equity, the Company's capital structure is as follows:

	March 31, 2020
	Authorized	Issued	Outstanding

Common stock	4,000,000,000	135,589,685	135,551,060	$.0001 par value, one vote per share

Preferred stock	200,000,000	-	-	$.0001 par value, one vote per share

Preferred stock - Class A	750,000	-	-	$.0001 par value; no voting rights

Preferred stock - Class B	1,000,000	-	-	Voting rights of 10 votes for 1 Preferred B share; 2% preferred dividend payable annually

Preferred stock - Class C	9,000,000	-	-	$.0001 par value; 500 votes per share, convertible to common stock

Preferred stock - Class D	1,000,000	-	-	$.0001 par value; no voting rights, convertible to common stock, mandatory conversion to common stock 18 months after issue

Preferred stock - Class E	500,000	500,000	500,000	$.0001 par value; no voting rights, convertible to common stock

	June 30, 2019
	Authorized	Issued	Outstanding

Common stock	4,000,000,000	11,318,901	11,280,276	$.0001 par value, one vote per share

Preferred stock	200,000,000	-	-	$.0001 par value, one vote per share

Preferred stock - Class A	750,000	-	-	$.0001 par value; no voting rights

Preferred stock - Class B	1,000,000	-	-	Voting rights of 10 votes for 1 Preferred B share; 2% preferred dividend payable annually

Preferred stock - Class C	9,000,000	-	-	$.0001 par value; 500 votes per share, convertible to common stock

-13

There is no publicly traded market for the preferred shares.

There are 2,839,373,720 common shares reserved at March 31, 2020 under terms of the convertible debt agreements and Stock Plan (see Notes 4 and 13).

There are 12,344,215 issued common shares that are restricted as of March 31, 2020. The shares may become free-trading after nine months of being held upon satisfaction of certain terms and regulatory conditions.

Warranty

The Company is negotiating a warranty settlement with one of its manufacturers. At March 31, 2020, the Company accrued $243,450 payable to this manufacturer to be paid over twenty-four months, with $97,379 recorded as a long-term portion of vendor payable. At June 30, 2019 the Company accrued $209,644 payable to this manufacturer, with $174,703 recorded as a long-term vendor payable.

Accounts Receivable

At March 31, 2020 and June 30, 2019, management determined no allowance was necessary. At March 31, 2020 and June 30, 2019, $926,358 and $247,007, respectively, of total accounts receivable were considered unbilled and recorded as deferred revenue.

Inventories

Management estimates $20,000 of obsolete or slow-moving inventory reserves at March 31, 2020 and June 30, 2019.

Property and Equipment

Depreciation expense was $10,011 and $38,220 for the three months ended March 31, 2020 and 2019, respectively.  Depreciation expense was $27,855 and $216,642 for the nine months ended March 31, 2020 and 2019, respectively.

Goodwill

Goodwill at March 31, 2020 and June 30, 2019 is $834,220, and is attributed to the reverse merger of FullCircle Registry and the acquisition of Concepts and Solutions.

Goodwill is not amortized, but is reviewed for impairment at least annually, or more frequently when events or changes in circumstances indicate that the carrying value may not be recoverable. Judgments regarding indicators of potential impairment are based on market conditions and operational performance of the business. At each fiscal year-end, the Company performs an analysis of goodwill or whenever events or circumstances arise that indicate an impairment may exist, such as the loss of a key executive, adverse industry and economic conditions, or increased or unexpected competition. The Company may assess its goodwill for impairment initially using a qualitative approach to determine whether conditions exist to indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If management concludes, based on its assessment of relevant events, facts and circumstances that it is more likely than not that a reporting unit's carrying value is greater than its fair value, then a goodwill impairment charge is recognized for the amount in excess, not to exceed the total amount of goodwill allocated to that reporting unit. If the fair value of a reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and no further testing is required. If determined to be impaired, an impairment charge is recorded as a general and administrative expense within the Company's condensed consolidated statements of operations.

Management of the Company determined that a triggering event to assess goodwill impairment occurred during the three months ended March 31, 2020 due to the separation of a key executive associated with their acquisition of Concepts and Solutions. While there was no single determinative event, the consideration in totality of several factors that developed during the third quarter of 2020 led management to conclude that it was more likely than not that the fair values of certain intangible assets and goodwill acquired as part of that acquisition were below their carrying amounts. These factors included: a) former key executive separating from the Company; b) respective former key executive violating his noncompete changing the use and value of it; c) sustained decrease in the Company's share price which reduced market capitalization; and d) uncertainty in the United States and global economies beginning in March and continuing through May 2020 due to Covid-19. As a result of the interim impairment test, the unaudited results for the third quarter of 2020 included non-cash impairment losses of approximately $2,000,000, including $800,287 related to goodwill and $1,200,000 related to finite-lived intangible assets.

Intangible Assets

Intangible assets are stated at the lower of cost or fair value. Intangible assets are amortized on a straight-line basis over periods ranging from two to five years, representing the period over which the Company expects to receive future economic benefits from these assets.

During the third quarter of 2020, management of the Company determined that a triggering event to assess the impairment of the intangible assets occurred. While there was no single determinative event, the consideration in totality of several factors that developed during this period led management to conclude that it was more likely than not that the fair values of certain intangible assets a acquired as part of the Solution and Concept's acquisition were below their carrying amounts. Net intangible assets, accumulated amortization, and the impairment charge that occurred during the three months ended March 31, 2020, are noted in the following table:

MARCH 31, 2020

	Cost	Accumulated Amortization	Net Book Value	Impairment	Total
Finite-lived assets:
Goodwill	$ 1,634,507	$ -	$ 1,634,507	$ (800,287)	$ 824,220
Customer list	881,000	(88,100)	792,900	-	792,900
Vendor relationships	479,000	(47,900)	431,100	-	431,100
Noncompete agreements	1,600,000	(400,000)	1,200,000	(1,200,000)	-
	$ 4,594,507	$ (536,000)	$ 4,058,507	$ (2,000,287)	$2,058,220

Estimated amortization expense related to intangible assets for the next five years is: $272,000 for 2020, $272,000 for 2021, $272,000 for 2022, $272,000 for 2023, and $136,000 for 2024. There were no intangible assets as of June 30, 2019.

Earnings (Loss) per Share

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding during the period. The Company's convertible notes and warrants are excluded from the computation of diluted earnings per share as they are anti-dilutive due to the Company's losses during those periods.

Fair Value of Financial Instruments

As of March 31, 2020 and June 30, 2019, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. All such assets and liabilities are considered to be Level 3 in the fair value hierarchy.

Certain items such as goodwill and other intangible assets are recognized or disclosed at fair value on a non-recurring basis. We determine the fair value of these items using Level 3 inputs.

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

Recently issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326),” a new standard to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The standard is effective for the Company on January 1, 2023, and early adoption is permitted. The Company is currently evaluating the impact the new standard will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) Changes to the Disclosure Requirement for Fair Value Measurement” which amends ASC 820 to expand the disclosures required for items subject to Level 3, fair value remeasurement, including the underlying assumptions.  ASU 2018-13 is effective for public companies for fiscal years beginning after December 15, 2019.  The Company is currently evaluating the impact the new standard will have on its consolidated financial statements. As this standard only requires additional disclosures, there is no anticipated financial statement impact of its adoption.

The Company has carefully considered new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the Company's consolidated financial statements.

Reclassification

Certain amounts in the current period financial statements have been reclassified in order to conform to the current year presentation.

Note 2 - Property and Equipment

Property and equipment are comprised of the following at:

	March 31, 2020	June 30, 2019
Vehicles	$ 121,735	$ 74,755
Equipment	6,645	5,000
Furniture and fixtures	30,235	12,598
	158,615	92,353
Accumulated depreciation	(96,421)	(65,588)

Property and equipment, net	$ 62,194	$ 26,765

Note 3 - Line of Credit

The Company has a $1,250,000 line of credit at March 31, 2020 and June 30, 2019 bearing interest at prime plus 0.5% (3.75% at March 31, 2020 and 6.00% at June 30, 2019) which expires on August 12, 2020.  The line of credit is collateralized by certain real estate owned by a family member of a stockholder, 850,000 shares of the Company's common stock owned by two stockholders, personal guarantees of two stockholders, and a key man life insurance policy. A minimum average bank balance of $50,000 is required as part of the line of credit agreement. A 20% curtailment payment is required during the period from December 12, 2020 to May 12, 2020.  The outstanding balance was $1,236,598 and $1,230,550 at March 31, 2020 and June 30, 2019, respectively.

Notes 4 - Notes Payable

Long Term Notes Payable

The Company's long-term notes payable obligations to unrelated parties are as follows at:

	March 31, 2020	June 30, 2019
Note payable with a bank bearing interest at 4.00% and maturing on June 26, 2020. The note is guaranteed by a stockholder and collateralized by a certificate of deposit owned by a related party.

	274,900	274,900

Operating lease liabilities for offices and warehouses with monthly installments of $18,080 (ranging from $4,530 to $1,413) over terms ranging from 2 to 3 years, expiring through December 2021.	95,426	-

Financing leases with a related party for delivery vehicles with monthly installments totaling $724 (ranging from $263 to $461), including interest (ranging from 4.5% to 4.75%), over 5-year terms expiring through July 2020. One of the financing leases was paid in full in July 2019 leaving one delivery vehicle financing lease remaining.	1,938	6,053

Financing lease with a finance company for a delivery vehicle requiring monthly installments totaling $679 including interest at 8.99% over a 6-year term expiring in December 2025.	36,085	-

Total Notes Payable	408,349	280,953

Current Portion of Notes Payable	338,434	279,346

Long-term Portion of Notes Payable	$ 69,915	$ 1,607

Future minimum principal payments on the long-term notes payable to unrelated parties are as follows

Period ending March 31,
2021	$ 338,434
2022	44,051
2023	6,071
2024	6,640
2025	7,263
Thereafter	5,889

$ 408,349

Note 4 - Notes Payable (Continued)

March 31, 2020	June 30, 2019

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

$ -	$382,000

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

On March 28, 2019, the Company signed a convertible promissory note with an investor. The $225,000 note was issued at a discount of $20,000 and bears interest at 10% per year. The Company issued 25,000 common shares to the investor. Three draws of $56,250, $112,500, and $56,250 were borrowed under this note. The note principal and interest are convertible into shares of common stock at the lower of (a) 70% of the lowest traded price of the common stock during the 20 trading days immediately preceding the notice of conversion or (b) $3 per share, beginning in September 2019. The note has prepayment penalties ranging from 110% to 125% of the principal and interest outstanding if repaid within 60 to 180 days from issuance. The note matures in three intervals in March 2020, June 2020, and November 2020. The note was partially repaid by conversion to stock.

83,435	168,750

On April 1, 2019, the Company signed a convertible promissory note with an investor. The $225,000 note was issued at a discount of $25,000 and bears interest at 10% per year. The Company issued 25,000 shares to the investor. An initial draw of $100,000 was borrowed under this note. The note principal and interest are convertible into shares of common stock at the lower of 70% of the lowest traded price of the common stock during the 20 trading days immediately preceding the notice of conversion. The note matures in April 2020. The note has prepayment penalties ranging from 110% to 125% of the principal and interest outstanding if repaid within 60 to 180 days from issuance. The note was paid in full by conversion to stock.

-	112,500

Convertible Notes Payable

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

83,458	322,580

On June 18, 2019, the Company signed a convertible promissory note with an investor. The $366,120 note was issued at a discount of $27,120 and bears interest at 8% per year. The note principal and interest are convertible into shares of common stock at 75% of the lowest traded price of the common stock during the 10 trading days immediately preceding the notice of conversion. The note matures in May 2020. The note has prepayment penalties of 120% of the principal and interest outstanding if repaid before 180 days from issuance. The note was fully repaid by conversion to stock.

-	366,120

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

125,400	-

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

On January 9, 2020, the Company entered into a $225,000 convertible note. The $225,000 note was issued at a discount of $13,500 and bears interest at 8% per year. The note principal and interest are convertible into shares of common stock at the lower of (a) 75% of the lowest traded price of the common stock during the 10 trading days immediately preceding the notice of conversion or (b) the lowest traded price of the common stock during the 10 trading days prior to the issuance of this note. The note matures in October 2020. The note has prepayment penalties of 110% to 125% of the principal and interest outstanding if repaid before 180 days from issuance.

225,000	-

On January 27, 2020, the Company entered into a $223,300 convertible note. The $223,300 note was issued at a discount of $20,300 and bears interest at 8% per year. The note principal and interest are convertible into shares of common stock at 75% of the average of the lowest 3 trading prices during 15 trading days prior to conversion. The note matures in January 2021. The note has prepayment penalties of 110% to 125% of the principal and interest outstanding if repaid before 180 days from issuance.

	223,300	-

On March 25, 2020 the Company signed a convertible promissory note with an investor. The $338,625 note was issued at a discount of $23,625 and bears interest at 8% per year. The note principal and interest are convertible into shares of common stock at the lower of (a) $0.46 per share or (b) 75% of the lowest trading price of common stock during the 10 trading days prior to conversion. The note matures in March 2021. The note has prepayment penalties between 120% and 130% of the principal and interest outstanding if repaid before 180 days from issuance.

	338,625	-

Total Convertible Notes Payable	2,699,374	2,876,950

Less: Unamortized original issue discounts	1,345,241	752,126

Current Portion of Convertible Notes Payable	1,354,133	2,124,824

Long-term Portion of Convertible Notes Payable	$ -	$ -

The original issue discount is being amortized over the terms of the convertible notes using the effective interest method. During the three and nine months ended March 31, 2020, the Company amortized $91,338 and $247,794, respectively, of debt discounts to interest expense and $603,852 and $1,412,705, respectively, to interest accretion. During the three and nine months ended March 31, 2019, the Company amortized $40,578 and $45,022, respectively, of debt discounts to interest expense.

Convertible notes are subordinate to the bank debt of the Company.

Accrued but unpaid interest on the notes is convertible by the lender into, and payable by the Company in common shares at a price per common share equal to the most recent closing price of the Company's common shares prior to the delivery to the Company of a request to convert interest, or the due date of interest, as applicable. Interest, when due, is payable either in cash or common shares.

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

Warrants

The Company issued common stock and warrants as consideration for the convertible notes. The warrants contain certain anti-dilutive clauses that are accounted for as financial derivatives. The warrants meet the definition of a derivative liability instrument because the exercise price is variable and therefore does not meet the “fixed-for-fixed” criteria outlined in ASC 815-40-15.  As a result, the value of the unexercised warrants are recorded as a derivative liability at fair value and marked-to-market each period with the changes in fair value each period charged or credited to other income (expense). Unexercised warrants to purchase 0 and 84,373 shares of common stock are outstanding at March 31, 2020 and June 30, 2019.  All outstanding warrants have an original exercise prices of $4 per share, contain anti-dilution price protection clauses, and expire 36 months from issue date. The anti-dilution clause was triggered for outstanding warrants in April 2019 and as a result, warrants now have an exercise price of $1.325 per share. As of March 31, 2020, outstanding warrants expire between March 2022 and November 2022.

Note 5 – Fair Value Measurements

Fair Value on a Recurring Basis

The following table presents information about the assets that are measured at fair value on a recurring basis at March 31, 2020 and June 30, 2019 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical instruments. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates, and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the financial instrument, and include situations where there is little, if any, market activity for the instrument:

At March 31, 2020
		Total	Level 1	Level 2	Level 3
Liabilities:
	Original issue discount, convertible debt	$ 145,701	$ -	$ -	$ 145,701
	Derivative liability, warrants	33,312	-	-	33,312
Total:		$ 179,013	$ -	$ -	$ 179,013

At June 30, 2019

Liabilities:		Total	Level 1	Level 2	Level 3
	Original issue discount, convertible debt	$ 979,569	$ -	$ -	$ 979,569
	Derivative liability, warrants	46,375	-	-	46,375
Total:		$ 1,025,944	$ -	$ -	$1,025,944

Note 5 – Fair Value Measurements (Continued)

The Company measures the fair market value of the Level 3 components using the Monte Carlo model and projected discounted cash flows, as appropriate. These models are prepared by an independent third party and consider management's best estimate of the conversion price of the stock, an estimate of the expected time to conversion, an estimate of the stock volatility, and the risk-free rate of return expected for an instrument with a term equal to the duration of the convertible note.

The derivative liability was valued using the Monte Carlo pricing model with the following inputs at March 31, 2020 and June 30, 2019:

At March 31, 2020
Risk-free interest rate:	0.05 – 1.15%
Expected dividend yield:	0.00%
Expected stock price volatility:	250.00%
Expected option life in years:	0.01 – 1.94 years

At June 30, 2019
Risk-free interest rate:	1.72% - 2.83%
Expected dividend yield:	0.00%
Expected stock price volatility:	180.00%
Expected option life in years:	2.80 - 3.00 years

The following table sets forth a reconciliation of changes in the fair value of the Company's convertible debt components classified as Level 3 in the fair value hierarchy at March 31, 2020:

Balance at June 30, 2019	$ 1,025,944
Additional convertible securities at inception	2,026,000
Settlement of conversion features and warrants	(152,374)
Realized	(234,903)
Unrealized	(2,485,645)
Ending balance	$ 179,013

Note 5 – Fair Value Measurements (Continued)

Fair Value on a Nonrecurring Basis

The Company measures certain non-financial assets on a non-recurring basis, including goodwill, the anti-dilutive nature of the employment agreement, and certain intangible assets. The following table presents information about the assets that are measured at fair value on a nonrecurring basis at March 31, 2020 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value, as follows:

At March 31, 2020
		Total	Level 1	Level 2	Level 3
Assets:
	Goodwill	$ 834,220	$ -	$ -	$ 834,220
	Customer list	792,900	-	-	792,900
	Vendor Relationship	$479,000	$ -	$ -	$ 479,000
		$2,058,200	$ -	$ -	$2,058,220

As of June 30, 2019 the only asset required to be measured on a nonrecurring basis was goodwill and the fair value of the asset amounted to $834,220 using level 3 valuation techniques.

Note 6 - Related Party Transactions

Notes Payable

	March 31, 2020	June 30, 2019

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

	$ 400,000	$ 200,000

Fair value of unsecured notes payable to seller of Concepts and Solutions, a related party, bearing interest at 3% per year, payable in annual installments through November 30, 2021. Payments are subject to adjustment based on the achievement of minimum gross revenues and successful completion of certain pre-acquisition withholding tax issues of Concepts and Solutions.	1,030,079	-

Note 6 - Related Party Transactions (Continued)

Notes Payable (Continued)

Note payable to a stockholder in which the note principal plus 6% interest is payable in November 2021. Note was amended in March 2020 by increasing the balance by $225,000 and extending the maturity to March 2022. Interest is payable in cash or common stock, at the holder's option. If interest is paid in common stock, the conversion price will be the market price at the time of conversion. Principal on the note at maturity is convertible into 1,225,000 shares of Series D Preferred Stock. If principal is paid prior to maturity, the right of conversion is terminated.	1,225,000	-

Note payable to a stockholder in which the note principal plus 6% interest is payable in November 2021. Interest is payable in cash or common stock, at the Company's option. If interest is paid in common stock, the conversion price will be the market price at the time of conversion. Principal on the note at maturity is convertible into 200,000 shares of Series D Preferred Stock. If principal is paid prior to maturity, the right of conversion is terminated.	200,000	-

Note payable to a stockholder in which the note principal plus interest at 10% is payable the earlier of 60 days after invoicing a certain customer, or August 20, 2020. The note is collateralized by a security interest in a certain customer purchase order.	385,000	-

Other payables due to stockholders and a related party	113,090	-

Total Related Party Notes and Other Payables	3,353,169	200,000

Current Portion of Related Party Notes and Other Payables	1,278,169	200,000

Long-term Portion of Related Party Notes and Other Payables	$ 2,075,000	$ -

Note 6 - Related Party Transactions (Continued)

Future maturities of related party notes payable are as follows:

Period ending March 31,
2021	$ 1,278,169
2022	2,075,000
$ 3,353,169

Leases

The Company leases property used in operations from a related party under terms of an operating lease. The term of the lease expires on December 31, 2021. The monthly lease payment is $1,500 plus maintenance and property taxes, as defined in the lease agreement. Rent expense for this lease totaled $4,500 and $13,500 for the three and nine months ended March 31, 2020, respectively.  Rent expense for this lease totaled $4,500 and $24,634 for the three and nine months ended March 31, 2019, respectively.

The Company leases vehicles from related parties under financing leases. The Company is paying the lease payments directly to the creditors, rather than the lessor. The leased vehicles are used in operations for deliveries and installations.

Note 7 - Lease Agreements

Financing Lease Agreements

The Company has entered into financing lease agreements for delivery vehicles (disclosed in Note 4) requiring monthly payments totaling $724 (ranging from $263 to $461), including interest (ranging from 4.5% to 4.75%), over 5-year terms expiring through July 2020. One of the financing leases was paid in full during July 2019 leaving one delivery vehicle capital lease remaining.

In December 2019, the Company entered into a financing lease for a vehicle (disclosed in Note 4) requiring monthly payments of $679, including interest at 8.99% over a 6-year term expiring in December 2025.

Note 7 - Lease Agreements (Continued)

Operating Lease Agreements

The Company leases facilities for offices, assembly and warehousing. Upon commencement, the Company recognizes a right-of-use asset and lease liability based on the net present value of the future minimum lease payments over the lease term at the commencement date. The Company's operating lease cost for the three and nine months ended March 31, 2020 was $29,131 and $95,925, respectively. Cash paid for operating lease liabilities approximated operating lease cost for the three and nine months ended March 31, 2020.

Operating lease right-of-use assets and operating lease liabilities were as follows:

Right-of-use assets:
Operating right-of-use asset	$ 95,426

Operating lease liabilities:
Current portion of long term notes payable	$ 56,926
Notes payable, less current portion	38,500

Total operating lease liabilities	$ 95,426

As of March 31, 2020, operating lease maturities each of the next five fiscal years are as follows:

Period ending March 31,
2021	$ 81,926
2022	13,500
$ 95,426

As of March 31, 2020, the weighted average remaining lease term was 1.50 years.

Note 8 - Equity

During January 2020, the Company issued 2,514,782 common shares for convertible debt reduction. These shares were valued at $436,629 upon issuance.

During January 2020, the Company issued 100,000 common shares for professional consulting services.  These shares were valued at $13,990 upon issuance.

During January 2020, the Company issued 100,000 common shares for compensation. These shares were valued at $14,990 upon issuance.

During February 2020, the Company issued 5,113,855 common shares for convertible debt reduction. These shares were valued at $243,169 upon issuance.

During February 2020, the Company issued 100,000 common shares for professional consulting services.  These shares were valued at $6,990 upon issuance.

During March 2020, the Company issued 85,586,940 common shares for convertible debt reduction. These shares were valued at $1,522,153 upon issuance.

During March 2020, the Company issued 890,000 common shares for professional consulting services.  These shares were valued at $11,945 upon issuance.

During March 2020, the Company issued 21,914,415 common shares to warrant holders in seven cashless transactions.

Note 9 - Income Taxes

The Company had no federal or state income tax (benefit) for the three or nine months ended March 31, 2020 or 2019.

The Company's deferred tax assets and liabilities as of March 31, 2020 and June 30, 2019, are summarized as follows:

	March 31, 2020	June 30, 2019

Federal
Deferred tax assets	$ 4,362,300	$ 2,980,100
Less valuation allowance	(4,362,300)	(2,980,100)
Deferred tax liabilities	-	-
	-	-
State
Deferred tax assets	1,267,900	866,300
Less valuation allowance	(1,267,900)	(866,300)
Deferred tax liabilities		-
	-	-
Net Deferred Tax Assets	$ -	$ -

The significant components of deferred tax assets as of March 31, 2020 and June 30, 2019, are as follows:

	March 31, 2020	June 30, 2019

Net operating loss carryforwards	$ 5,614,100	$ 3,826,100
Valuation allowance	(5,630,200)	(3,846,400)
Property and equipment	(16,700)	(7,100)
Inventory allowance	5,400	5,400
Warranty accrual	27,400	22,000

Net Deferred Tax Assets	$ -	$ -

Note 10 - Commitments, Contingencies, and Concentrations

Contingencies

Certain conditions may exist as of the date the condensed consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company's management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

On September 4, 2019, the Company recorded a pre-acquisition liability for approximately $591,000 relative to unpaid payroll tax liabilities and associated penalties and fees of Concepts and Solutions (Note 12).

Concentrations

Galaxy contracts the manufacturer of its products with overseas suppliers. The Company's sales could be adversely impacted by a supplier's inability to provide Galaxy with an adequate supply of inventory.

Galaxy has two customers that accounted for approximately 69% of accounts receivable at March 31, 2020 and four customers that accounted for approximately 79% of accounts receivable at June 30, 2019. Galaxy has two customers that accounted for approximately 43% and 33% of total revenue for the three and nine months ended March 31, 2020, respectively. The Company had two customers that accounted for approximately 78% and three customers that accounted for approximately 80% of revenues for the three and nine months ended March 31, 2019, respectively.

Note 11 - Material Agreements

Consulting Agreement

A consulting agreement was renewed in May 2019 with monthly payment terms of $15,000 and 450,000 shares of common stock upon execution of the renewal. In addition, it was noted that the Company owed the consultant 210,000 shares under the original consulting agreement due to an anti-dilution clause in the agreement.  The Company issued 210,000 shares for services in July 2019 in satisfaction of the $400,000 accrued liability for the consulting services. The Company paid the consultant $0 and $15,000 for the three and nine months ended March 31, 2020, respectively, and $161,500 and $374,500 for the three and nine months ended March 31, 2019 in fees and expenses for consulting services provided during the periods. The Company issued 450,000 shares under the Company's Stock Plan in May 2019 (Note 14), and 455,000 shares of common stock to the consultant in October 2019 for professional services.

Agency Agreement

Effective December 11, 2018, the Company entered into a 12 month contract with an agent to raise capital. The agent receives a finder's fee ranging from 4% to 8% relative to the amount of capital raised, plus restricted shares in an amount equal to 4% of capital raised, if successful. The Agreement contains an option to extend the contract term for an additional nine months.

The Company paid $0 and $11,600 in fees during the three and nine months ended March 31, 2020, respectively. No fees were paid under this agreement during the three or nine months ended March 31, 2019. The Company issued 212,990 shares of common stock in December 2019 for these agency services.

Business Development and Marketing Agreement

Effective June 10, 2019, the Company entered into a three month contract for certain advisory and consulting services. The Company will issue 15,000 shares and pay $20,000 per month under the terms of the agreement. The Company paid $82,000 and $322,300 in fees during the three and nine months ended March 31, 2020, respectively. No fees were paid under this agreement during the three or nine months ended March 31, 2019. The Company issued 60,000 shares to the consultant for consulting services in July and September 2019. The Company issued 45,000 shares to the consultant for consulting services in November 2019. The Company issued 18,270 shares to the consultant for consulting services in February and March 2020.

Consulting Agreement

On May 1, 2019, the Company engaged an advisor to provide consulting services under an Investor Relations and Advisory Agreement. The Company pays $8,000 per month under this agreement in the form of $2,000 cash and a restricted common stock monthly fee of $6,000 in advance of services each month. The number of shares issued is calculated based on the closing price of the Company's common shares on the first day of the month. The shares do not have registration rights, and the shares may be sold by the advisor, subject to Rule 144.  The Company paid $6,000 and $24,000 in fees during the three and nine months ended March 31, 2020, respectively. No fees were paid under this agreement during the three or nine months ended March 31, 2019. The Company issued 52,508 common shares during December 2019.

Note 11 - Material Agreements (Continued)

Consulting Agreement

On October 1, 2019, the Company engaged an advisor to provide management consulting, business advisory, shareholder information, and public relations consulting services. The agreement is for one year and will automatically renew unless either party provides notice of cancellation. Under the terms of the agreement, the Company will issue the consultant 50,000 shares each quarter for a total of 200,000 shares. The Company paid $20,000 and $49,800 to the advisor during the three and nine months ended March 31, 2020.  No fees were paid under this agreement during the three or nine months ended March 31, 2019. The Company issued 50,000 common shares upon execution of the agreement in October 2019.  The Company issued 14,000 shares to the consultant for consulting services in January 2020.

Consulting Agreement

On October 1, 2019, the Company engaged an advisor to provide general business consultation and advise. The agreement is for one year with the option of renewal at the end of the initial term. The Company issued 642,857 shares of common stock in advance of the services performed during the three month period ended December 31, 2019.

Note 12 – Acquisition of Concepts and Solutions

On September 4, 2019, Galaxy entered into a stock purchase agreement with Concepts and Solutions. Under the terms of the stock purchase agreement, 100% of the outstanding capital for both Concepts and Solutions was purchased by Galaxy. Concurrent with this acquisition, the Company applied pushdown accounting; therefore, the condensed consolidated financial statements after completion of the acquisition include the assets, liabilities, and results of operations of the combined company from and after the closing date.

As part of the stock purchase agreement, Galaxy issued 1,350,000 common shares to the seller with a value of $1,485,000.  In addition to the issuance of common shares, the Company entered into three promissory notes with the seller for a total note payable of $3,000,000.  Payments under the notes are subject to adjustment based on the achievement of minimum gross revenues and successful resolution of certain pre-acquisition payroll withholding tax issues of Concepts and Solutions. The Company believes future earnings goals will not be met and valued the note payable at $1,484,473, which includes $584,473 of accrued pre-acquisition withholding tax liabilities (See Note 10). The balance of the note payable is $1,033,467 at March 31, 2020.

Management of the Company determined that a triggering event to assess the impairment of goodwill associated with the acquisition of Concepts and Solutions occurred during the third quarter of 2020. While there was no single determinative event, the consideration in totality of several factors that developed during this quarter led management to conclude that it was more likely than not that the fair values of certain intangible assets and goodwill acquired as part of the acquisition were below their carrying amounts. See Notes 1 and 5.

Note 12 – Acquisition of Concepts and Solutions (continued)

The following table summarizes the preliminary allocation of the fair value of the assets and liabilities as of the acquisition date through pushdown accounting. The preliminary allocation to certain assets and/or liabilities may be adjusted by material amounts as the Company finalizes fair value estimates.

Assets
Cash	$ 201,161
Accounts receivable	1,165,953
Inventory	94,360
Property and equipment	20,904
Other assets	2,800
Goodwill and other intangibles	3,760,287

Total Assets	5,245,465

Liabilities
Accounts payable	1,225,734
Accrued expenses	783,540
Short-term debt	96,941
Deferred revenue	518,900

Total Liabilities	2,625,115

Net Assets	$ 2,620,350

Consideration
Fair value of anti-dilution clause in employment agreement	$ 235,350
Note payable to seller	900,000
Stock	1,485,000
$ 2,620,350

Note 12 – Acquisition of Concepts and Solutions (Continued)

As a result of the Company pushing down the effects of the acquisition, certain accounting adjustments are reflected in the condensed consolidated financial statements, such as goodwill and other intangible assets initially recognized of $3,760,287 and reflected in the balance sheet as of March 31, 2020. Goodwill and other intangible assets recognized is primarily attributable to the amount of the consideration in excess of the fair value of Concepts and Solutions at the date of purchase.

Note 13 – Stock Plan

An Employee, Directors, and Consultants Stock Plan for the Year 2019 (“Plan”) was established by the Company. The Plan is intended to attract and retain employees, directors and consultants by aligning the economic interest of such individuals more closely with the Company's stockholders, by paying fees or salaries in the form of shares of the Company's common stock. The Plan is effective December 28, 2018, and expired March 31, 2020. Common shares of 1,000,000 are reserved for stock awards under the Plan. There were 965,000 shares awarded under the Plan as of March 31, 2020.

On December 13, 2019, the Company adopted the Employees, Directors, and Consultants Stock Plan for the Year 2019-A (“2019-A Plan”) to replace the Plan. The 2019-A Plan is effective on December 13, 2019 and expires June 1, 2020. Common shares of 1,000,000 are reserved for stock awards under the 2019-A Plan. There were 642,857 shares issued under the 2019-A Plan as of March 31, 2020.

Note 14 - Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, the Company had negative working capital of approximately $5,900,000, an accumulated deficit of approximately $19,600,000, and cash used in operations of approximately $7,400,000 at March 31, 2020.

The Company's operational activities have primarily been funded through issuance of common stock for services, related party advances, debt financing, a private placement offering of common stock and through the deferral of accounts payable and other expenses. The Company intends to raise additional capital through the sale of equity securities or borrowings from financial institutions and possibly from related and nonrelated parties who may in fact lend to the Company on reasonable terms. Management believes that its actions to secure additional funding will allow the Company to continue as a going concern. There is no guarantee the Company will be successful in achieving any of these objectives. These sources of working capital are not assured, and consequently do not sufficiently mitigate the risks and uncertainties disclosed above. The ability of the Company to continue as a going concern is dependent upon management's ability to raise capital from the sale of its equity and, ultimately, the achievement of operating revenues. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 15 - Subsequent Events

The Company has evaluated subsequent events through the date on which the condensed consolidated financial statements were available to be issued.

Note Payable

The Company received a $310,832 Payment Protection Loan (PPP) in April 2020, from the U.S. Small Business Administration. The loan bears interest at 0.98% and is payable in installments beginning in October 2020. Under the terms of the PPP program, the loan may be forgiven if the funds are spent in accordance with the program.

Issuances of Shares

On April 1, 2020, the Company issued 5,000,000 common shares to an investor in satisfaction of $12,000 of principal on a convertible note.

On April 1, 2020, the Company issued 6,694,678 common shares to an investor in satisfaction of $23,400 of principal on a convertible note.

On April 3, 2020, the Company issued 6,666,667 common shares to an investor in satisfaction of $23,300 of principal on a convertible note.

On April 3, 2020, the Company issued 5,000,000 common shares to an investor in satisfaction of $12,000 of principal on a convertible note.

On April 7, 2020, the Company issued 5,476,190 common shares to an investor in satisfaction of $23,000 of principal on a convertible note.

On April 13, 2020, the Company issued 6,177,428 common shares to an investor in satisfaction of $4,435 of principal on a convertible note and accrued interest.

On April 13, 2020, the Company issued 8,122,449 common shares to an investor in satisfaction of $19,400 of principal on a convertible note.

On April 16, 2020, the Company issued 9,306,123 common shares to an investor in satisfaction of $22,300 of principal on a convertible note.

On April 17, 2020, the Company issued 9,790,476 common shares to an investor in satisfaction of $25,700 of principal on a convertible note.

On April 22, 2020, the Company issued 10,315,810 common shares to an investor in satisfaction of $27,079 of principal on a convertible note.

On April 27, 2020, the Company issued 5,726,223 common shares to an investor in satisfaction of $7,679 of principal on a convertible note.

On April 30, 2020, the Company issued 8,775,511 common shares to an investor in satisfaction of $21,000 of principal on a convertible note.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto and the other financial data appearing elsewhere in this Form 10-Q. Management's discussion and analysis contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are not historical are forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

With the global spread of the ongoing novel coronavirus (“COVID-19”) pandemic in the first quarter of 2020, we have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our employees and business.  While we have experienced a revenue increase during the three and nine months ended March 31, 2020 when compared to the prior three and nine months ended March 31, 2019, given the global economic slowdown, and the other risks and uncertainties associated with the pandemic, the Company's business, financial condition, results of operations and growth prospects could be materially adversely affected. The extent to which the COVID-19 pandemic impacts the Company's business,  the business of the Company's suppliers and other commercial partners, the Company's corporate development objectives and the value of and market for the Company's common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States and other countries, and the effectiveness of actions taken globally to contain and treat the disease.  The global economic slowdown and the other risks and uncertainties associated with the pandemic could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, to the extent the ongoing COVID-19 pandemic adversely affects the Company's business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties which the Company faces.

Overview

Since we completed a reverse triangular merger in June 2018, we have been a distributor of interactive learning technology hardware and software that allows the presenter and participant to engage in a fully collaborative instructional environment. Our products include our own private-label interactive touch screen panel as well as numerous other national and international branded peripheral and communication devices. New technologies like our own touchscreen panels are sold along with renowned brands such as Google Chromebooks, Microsoft Surface Tablets, Lenovo and Acer computers, Verizon WiFi and more. We provide a multitude of services to our customers, including installation, training, and maintenance.  Prior to the merger, our sole revenue source was derived from FullCircle Entertainment, Inc. (“FLCE”) our subsidiary's operation of a cinema complex in Indianapolis, Indiana, which was sold in February 2019. In September 2019, we acquired Interlock Concepts, Inc. (Concepts) and Ehlert Solutions Group, Inc. (Solutions).

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) includes a discussion of our operations for the three and nine  months ended March 31, 2020 the three and nine month period ended March 31, 2019.   The discussion of our operations for the three and nine months ended March 31, 2019  does not include the operations of Concepts and Solutions but does not include the operations of the cinema complex in Indianapolis, Indiana. The discussion of the operations for the three and nine months ended March 31, 2020 includes the operations of Concepts and Solutions since they were acquired in September 2019 but does not include the operations of the cinema complex. Accordingly, the results of operations reported for the three and nine months ended March 31, 2019 and 2020 are not comparable.

With the global spread of the ongoing novel coronavirus (“COVID-19”) pandemic in the first quarter of 2020, we have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our employees and business.  While our revenue has not been negatively impacted at this time, given the global economic slowdown, and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially adversely affected. The extent to which the COVID-19 pandemic impacts our business,  the business of our suppliers and other commercial partners, our corporate development objectives and the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States and other countries, and the effectiveness of actions taken globally to contain and treat the disease.  The global economic slowdown and the other risks and uncertainties associated with the pandemic could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties which we face.

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

Solutions and Concepts are Utah-based audio design and manufacturing companies creating innovative products that provide fundamental tools for building notification systems primarily to K-12 education market customers located primarily in the north and north-west United States. Solutions and Concepts' products and services allow institutions access to intercom, scheduling, and notification systems with improved ease of use.  The products provide an open architecture solution to customers which allows the products to be used in both existing and new environments.  Intercom, public announcement (PA), bell and control solutions are easily added and integrated within the open architecture design and software model.  These products combine elements over a common internet protocol (IP) network, which minimizes infrastructure requirements and reduces costs by combining systems.

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

Critical Accounting Policies and Estimates

Management's Discussion and Analysis discusses our condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates and judgments on historical experience and on various other factors that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

Product sales resulting from fixed-price contracts involve a signed contract for a fixed price or a binding purchase order to provide the Company's interactive panels and accessories. Contract arrangements exclude a right of return for delivered items. Product sales resulting from fixed-price contracts are generated from multiple-element arrangements that require separate units of accounting and estimates regarding the fair value of individual elements. The Company has determined that its multiple-element arrangements that qualify as separate units of accounting are (1) product sales and (2) installation and related services. There is objective and reliable evidence of fair value for both the product sales and installation services and allocation of arrangement consideration for each of these units is based on their relative fair values. Each of these elements represent individual units of accounting, as the delivered item has value to a customer on a stand-alone basis. The Company's products can be sold on a stand-alone basis to customers which provides objective evidence of the fair value of the product portion of the multi-element contract, and thus represents the Company's best estimate of selling price.

The fair value of installation services is separately calculated using expected costs of installation services. Many times the value of installation services is calculated using price quotations from subcontractors to the Company who perform installation services on a stand-alone basis.

The Company sells equipment with embedded software to its customers. The embedded software is not sold separately and it is not a significant focus of the Company's marketing effort. The Company does not provide post-contract customer support specific to the software or incur significant costs that are within the scope of Financial Accounting Standards Board (“FASB”) guidance on accounting for software to be leased or sold. Additionally, the functionality that the software provides is marketed as part of the overall product. The software embedded in the equipment is incidental to the equipment as a whole.

Deferred revenue consists of customer deposits and advance billings of the Company's products where sales have not yet been recognized. Shipping and handling costs billed to customers are included in revenue in the accompanying statements of operations. Costs incurred by the Company associated with shipping and handling are included in cost of sales in the accompanying statements of operations. Sales are recorded net of sales returns and discounts, and sales are presented net of sales-related taxes.

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

Concurrent with the acquisition of Concepts and Solutions on September 4, 2019, the Company applied pushdown accounting. Pushdown accounting refers to the use of the acquirer's basis in the preparation of the acquiree's separate financial statements as the new basis of accounting for the acquiree.

Goodwill

Goodwill is not amortized, but is reviewed for impairment at least annually, or more frequently when events or changes in circumstances indicate that the carrying value may not be recoverable.  Judgements regarding indicators of potential impairment are based on market conditions and operational performance of the business.

At each fiscal year-end, the Company performs an analysis of goodwill.  The Company may assess its goodwill for impairment initially using a qualitative approach to determine whether conditions exist to indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If management concludes, based on its assessment of relevant events, facts and circumstances that it is more likely than not that a reporting unit's carrying value is greater than its fair value, then a goodwill impairment charge is recognized for the amount in excess, not to exceed the total amount of goodwill allocated to that reporting unit.

If the fair value of a reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and no further testing is required. If determined to be impaired, an impairment charge is recorded as a general and administrative expense within the Company's consolidated statements of operations.

Management of the Company determined that a triggering event to assess goodwill impairment occurred during the three months ended March 31, 2020 due to the separation of a key executive associated with their acquisition of Concepts and Solutions. While there was nosingle determinative event, the consideration in totality of several factors that developed during the third quarter of 2020 led management to conclude that it was more likely than not that the fair values of certain intangible assets and goodwill acquired as part of that acquisition were below their carrying amounts. These factors included: a) former key executive separating from the Company; b) respective former key executive violating his noncompete changing the use and value of it; c) sustained decrease in the Company's share price which reduced market capitalization; and d) uncertainty in the United States and global economies beginning in March and continuing through May 2020 due to Covid-19. As a result of the interim impairment test, the unaudited results for the third quarter of 2020 included non-cash impairment losses of approximately $2,000,000, including $800,287 related to goodwill and $1,200,000 related to finite-lived intangible assets.

Intangible Assets

Intangible assets are stated at the lower of cost or fair value. Intangible assets are amortized on a straight-line basis over periods ranging from two to five years, representing the period over which we expect to receive future economic benefits from these assets.

As noted above, management determined certain intangible assets were impaired during the three months ended March 31, 2020.

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

Revenue

Total revenues recognized were $349,247 and $348,723 for the three months ended March 31, 2020 and 2019, respectively, an increase of 0.2%. Total revenues recognized were $1,850,673 and $1,717,353 for the nine months ended March 31, 2020 and 2019, respectively, an increase of 8%. Additionally, deferred revenue amounted to $926,358 and $247,007 as of March 31, 2020 and June 30, 2019, respectively. There were no revenues during the three and nine months ended March 31, 2020 from our entertainment segment which was sold in February 2019. Revenues during the three and nine months ended March 2020 substantially consisted of revenues from sales of technology interactive panels and related products.  Revenues increased over the three and nine months ended March 31, 2020 due to the increases in the customer base for interactive panels and related products as well as additional revenues received through Concepts and Solutions, which were acquired in September 2019, offset by the decrease in entertainment revenue resulting from the sale of FLCE in February 2019. (See Purchase of Concepts and Solutions).

Cost of Sales and Gross Profit Summary

Our cost of sales was $130,614 and $285,148 for the three months ended March 31, 2020 and 2019, respectively, a decrease of approximately 54%. Our cost of sales was $1,116,398 and $1,165,711 for the nine months ended March 31, 2020 and 2019, respectively, a decrease of approximately 4%. Cost of sales for the three and nine months ended March 31, 2020 consists primarily of manufacturing, freight, and installation costs. There was no cost of sales for the three and nine months ended March 31, 2020 associated with the entertainment segment. There are no significant overhead costs which impact cost of sales.  Cost of sales decreased from the three and nine months ended March 31, 2020 due to costs associated with higher revenues generated from technology and interactive panels offset by the fact that there was no cost of sales related to the entertainment segment during the three and nine months ended March 31, 2020 due to the sale of FLCE. (See Purchase of Concepts and Solutions)

Our gross profit as a percentage of total revenues was 63% and 18% for the three months ended March 31, 2020 and 2019, respectively, and 40% and 32% for the nine months ended March 31, 2020 and 2019, respectively.

General and Administrative

Total general and administrative expenses (including stock compensation expenses) were $3,710,680 and $2,043,181 for the three months ended March 31, 2020 and 2019, respectively, an increase of 82%. General and administrative expenses were $8,319,900 and $4,408,951 for the nine months ended March 31, 2020 and 2019, respectively an increase of 89%.  General and administrative expenses consist primarily of salaries and stock compensation expense, office rent, travel expense, amortization expense, impairment charges and professional fees. Of this amount, $48,034 and $2,055,726 represent consulting fees and employee compensation paid through the issuance of stock, which did not impact cash, for the three and nine months ended March 31, 2020, respectively. There was no stock compensation or stock issued for services during the three and nine months ended March 31, 2019. Additionally, amortization of intangible assets for the three and nine months ended March 31, 2020 totaled $278,750 and $536,000, which did not impact cash. There was no amortization of intangibles during the three and nine months ended March 31, 2019.

Management of the Company determined that a triggering event to assess the impairment of goodwill and intangibles associated with the acquisition of Concepts and Solutions occurred during the third quarter of 2020.  While there was no single determinative event, the consideration in totality of several factors that developed during this quarter led management to conclude that it was more likely than not that the fair values of certain intangible assets and goodwill acquired as part of the acquisition were below their carrying amounts.  As a result of the assessment, we recorded non-cash impairment charges to write-down the carrying values of our intangible assets to their fair values by $1,200,000. In addition, we recognized goodwill impairment charges of approximately $800,287 to write-down the carrying value of the goodwill acquired through the acquisition to its fair value. These impairment charges are more fully described in Note 1, 5 and 12 to the accompanying condensed consolidated financial statements.

When excluding the non-cash impairment charge taken during the three month period ended March 31, 2020, general and administrative expenses decreased to $1,743,768 from $2,043,181 for the three months ended March 31, 2020 and 2019, respectively, a decrease of 15%. This is directly related to saving money when we can during our growth and the desire to take advantage of market opportunities for less expensive services.

Interest Expense

Interest expense amounted to $1,860,498 and $100,893 for the three months ended March 31, 2020 and 2019, respectively, and $3,822,927 and $163,258 for the nine months ended March 31, 2020 and 2019. The increase in interest expense was due to the increase in our debt.  During the three months and nine months ended March 31, 2020, we amortized $91,338 and $247,794 of debt discounts to interest expense, respectively. During the three months and nine months ended March 31, 2019, we amortized $40,578 and $45,022 to interest expense, respectively.

During the three and nine months ended March 31, 2020, the Company amortized $603,852 and $1,412,705 of original issue debt discount on derivative instruments to interest accretion, respectively.  No debt discounts were amortized or accreted during the three and nine months ended March 31, 2019.

Other Income (Expense)

The outstanding warrants and conversion features in convertible notes meet the definition of a derivative liability instrument because the exercise price of the warrants and the conversion rates are variable. As a result, the outstanding warrants and conversion features of the notes are recorded as a derivative liability at fair value and marked-to-market each period with the change in fair value charged or credited to income. A derivative liability of $179,013 and $1,025,944 is recorded at March 31, 2020 and June 30, 2019. A change in fair value of the derivative instruments was accreted by $695,300 and $1,326,957 during the three and nine months ended March 31, 2020, respectively, due to the change in our stock price. There were no outstanding derivative liability instruments during the three month or nine months ended March 31, 2019, and therefore no change in fair value was recognized for that period. These amounts do not impact cash.

Net Loss for the Period

As a result of the foregoing, net loss incurred for the three months ended March 31, 2020 and 2019 was $5,261,097 and $1,983,028, respectively, an increase of 165%. Net loss incurred for the nine months ended March 31, 2020 and 2019 was $10,100,651 and $3,869,278, respectively, an increase of 161%.  Noncash contributing factors for the net loss incurred for the three and nine months ended March 31, 2020 is as follows: a) $48,034 and $2,055,726 represent consulting fees and employee compensation paid through the issuance of stock for the three and nine months ended March 31, 2020, respectively; b) amortization of intangible assets for the three and nine months ended March 31, 2020 totaling $278,750 and $536,000; and c) impairment charges taken of $2,000,287 for the three and nine months ended March 21, 2020.

Liquidity and Capital Resources

Since the merger in June 2018, our revenues generated from operations have been insufficient to support our operational activities and have been supplemented by the proceeds from the issuance of securities, including equity and debt issuances. As stated in Note 14 to the notes to the condensed consolidated financial statements included in this Quarterly report on Form 10-Q, our ability to continue as a going concern is dependent upon management's ability to raise capital from the sale of its equity and, ultimately, the achievement of operating revenues. If our revenues continue to be insufficient to support our operational activities, we intend to raise additional capital through the sale of equity securities or borrowings from financial institutions and possibly from related and nonrelated parties who may in fact lend to us on reasonable terms. Management believes that its actions to secure additional funding will allow us to continue as a going concern. We currently do not have any committed sources of financing other than our line of credit which has conditions to be met for use and which has little remaining availability. There is no guarantee we will be successful in raising capital and if so that we will be able to do so on favorable terms.

Our cash totaled $194,702 at March 31, 2020, as compared with $169,430 at June 30, 2019, an increase of $25,272. Net cash of $7,438,550 was used by operations for the nine month period ended March 31, 2020. Net cash of $2,950,282 was provided from investing activities for the nine month period ended March 31, 2020. Net cash of $4,513,540 was provided from financing activities for the nine month period ended March 31, 2020, primarily due to proceeds from convertible notes payable.

Total current liabilities of $7,609,301 and $6,395,904 as of March 31, 2020 and June 30, 2019, respectively, primarily consists of borrowings under a line of credit, convertible notes payable, related party notes payable, derivative liability, accrued expenses and accounts payable.

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

Off-Balance Sheet Arrangements

Other than commitments discussed in Notes 10 and 11 to our condensed consolidated financial statements, we do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020.

Our management, with the participation of our principal executive officer, and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer, and principal financial officer has concluded that, as of the end of such period, our disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our president (our principal executive officer and our principal accounting officer and principal financial officer), as appropriate, to allow timely decisions regarding required disclosure due to the following reasons:

1)	We have an inadequate number of administrative personnel.
2)	We do not have sufficient segregation of duties within our accounting functions.
3)	We have insufficient written policies and procedures over our disclosures.
4)	Our management is relying on external consultants for purposes of preparing our financial reporting package.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended March 31, 2020 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There is a pending lawsuit in the state of Utah against the company with a pending motion to dismiss. The company feels at this time there is no threat to the company by the pending lawsuit and will continue to make related disclosures if events case it to be necessary. Certain conditions may exist as of the date the condensed consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company's management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

ITEM 1A. RISK FACTORS.

Our business and our ability to execute our business strategy are subject to a number of risks of which you should be aware of before you decide to buy our common stock; In particular, you should carefully consider following risks, which are discussed more fully in “Risk Factors” beginning on page 13 of this prospectus:

- we have incurred losses for the year ended June 30, 2019 and three month period ended June 30, 2018;

- we require substantial funds to expand our business;

- we may pursue acquisitions, joint ventures or other growth opportunities, which could present unforeseen integration obstacles or costs and could dilute our stockholders;

- we may have difficulty in entering into and maintaining strategic alliances with third parties;

- we generate substantially all of our revenue from the sale of our interactive learning technology hardware and software products, and related installation, training, and maintenance services, and any significant reduction in sales of these products or services would materially harm our business;

- our business is subject to seasonal fluctuations, which may cause our operating results to fluctuate from quarter-to-quarter and adversely affect our working capital and liquidity throughout the year;

- our working capital requirements and cash flows are subject to fluctuation, which could have an adverse effect on our financial condition;

- we rely on highly skilled personnel, and, if we are unable to attract, retain or motivate qualified personnel, we may not be able to operate our business effectively;

- our businesses are geographically concentrated and could be significantly affected by any adverse change in the regions in which we operate;

- adverse changes in economic and political policies of the Chinese government could have a material adverse effect on the overall economic growth of China, which could adversely affect our business;

- defects in our products can be difficult to detect before shipment; If defects occur, they could have a material adverse effect on our business;

- if we are unable to anticipate consumer preferences and successfully develop attractive products, we might not be able to maintain or increase our revenue or achieve profitability

-we may be unable to keep pace with changes in technology as our business and market strategy evolves;

-future sales of our common stock could adversely affect our share price, and any additional capital raised by us through the sale of equity or convertible debt securities may dilute your ownership in us and may adversely affect the market price of our common stock;

- the market price of our common stock may be volatile, which could cause the value of your investment to fluctuate and possibly decline significantly;and

-we may be exposed to risks relating to evaluations of controls required by Sarbanes-Oxley Act of 2002.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During January, February and March 2020, the Company issued 1,190,000 common shares for professional consulting services.  These shares were valued at $48,035 upon issuance during the three months ended March 2020.

During March 2020, the Company issued 21,914,415 common shares to a warrant holder in seven cashless transactions.

During January 2020, the Company issued 357,142 common shares for debt reduction. These shares were valued at $50,000 upon issuance during the three months ended March 2020.

During January 2020, the Company issued 121,212 common shares for debt reduction. These shares were valued at $20,000 upon issuance during the three months ended March 2020.

During January 2020, the Company issued 25,000 common shares for commitment fee of convertible note. These shares were issued as a loan commitment fee during the three months ended March 2020.

During January 2020, the Company issued 177,778 common shares for debt reduction. These shares were valued at $20,000 upon issuance during the three months ended March 2020.

During January 2020, the Company issued 380,952 common shares for debt reduction. These shares were valued at $40,000 upon issuance during the three months ended March 2020.

During January 2020, the Company issued 231,111 common shares for debt reduction. These shares were valued at $26,000 upon issuance during the three months ended March 2020.

During January 2020, the Company issued 170,000 common shares for debt reduction. These shares were valued at $12,000 upon issuance during the three months ended March 2020.

During January 2020, the Company issued 416,667 common shares for debt reduction. These shares were valued at $30,000 upon issuance during the three months ended March 2020.

During January 2020, the Company issued 634,920 common shares for debt reduction. These shares were valued at $40,000 upon issuance during the three months ended March 2020.

During February 2020, the Company issued 500,000 common shares for debt reduction. These shares were valued at $9,250 upon issuance during the three months ended March 2020.

During February 2020, the Company issued 448,556 common shares for debt reduction. These shares were valued at $20,000 upon issuance during the three months ended March 2020.

During February 2020, the Company issued 698,412 common shares for debt reduction. These shares were valued at $22,000 upon issuance during the three months ended March 2020.

During February 2020, the Company issued 817,655 common shares for debt reduction. These shares were valued at $25,000 upon issuance during the three months ended March 2020.

During February 2020, the Company issued 527,115 common shares for debt reduction. These shares were valued at $2,000 upon issuance during the three months ended March 2020.

During February 2020, the Company issued 740,741 common shares for debt reduction. These shares were valued at $15,000 upon issuance during the three months ended March 2020.

During February 2020, the Company issued 661,376 common shares for debt reduction. These shares were valued at $12,000 upon issuance during the three months ended March 2020.

During February 2020, the Company issued 720,000 common shares for debt reduction. These shares were valued at $7,170 upon issuance during the three months ended March 2020.

During March 2020, the Company issued 1,332,718 common shares for debt reduction. These shares were valued at $16,139 upon issuance during the three months ended March 2020.

During March 2020, the Company issued 1,116,072 common shares for debt reduction. These shares were valued at $12,000 upon issuance during the three months ended March 2020.

During March 2020, the Company issued 1,416,667 common shares for debt reduction. These shares were valued at $17,000 upon issuance during the three months ended March 2020.

During March 2020, the Company issued 1,548,385 common shares for debt reduction. These shares were valued at $10,150 upon issuance during the three months ended March 2020.

During March 2020, the Company issued 1,571,429 common shares for debt reduction. These shares were valued at $10,500 upon issuance during the three months ended March 2020.

During March 2020, the Company issued 1,550,000 common shares for debt reduction. These shares were valued at $7,750 upon issuance during the three months ended March 2020.

During March 2020, the Company issued 1,773,333 common shares for debt reduction. These shares were valued at $13,300 upon issuance during the three months ended March 2020.

During March 2020, the Company issued 1,820,729 common shares for debt reduction. These shares were valued at $6,500 upon issuance during the three months ended March 2020.

During March 2020, the Company issued 1,900,000 common shares for debt reduction. These shares were valued at $4,845 upon issuance during the three months ended March 2020.

During March 2020, the Company issued 2,150,588 common shares for debt reduction. These shares were valued at $8,226 upon issuance during the three months ended March 2020.

During March 2020, the Company issued 2,368,627 common shares for debt reduction. These shares were valued at $9,060 upon issuance during the three months ended March 2020.

During March 2020, the Company issued 2,200,000 common shares for debt reduction. These shares were valued at $5,875 upon issuance during the three months ended March 2020.

During March 2020, the Company issued 2,296,919 common shares for debt reduction. These shares were valued at $7,700 upon issuance during the three months ended March 2020.

During March 2020, the Company issued 1,332,718 common shares for debt reduction. These shares were valued at $16,139 upon issuance during the three months ended March 2020.

During March 2020, the Company issued 2,303,921 common shares for debt reduction. These shares were valued at $5,875 upon issuance during the three months ended March 2020.

During March 2020, the Company issued 2,837,647 common shares for debt reduction. These shares were valued at $10,854 upon issuance during the three months ended March 2020.

During March 2020, the Company issued 1,523,008 common shares for debt reduction. These shares were valued at $5,437 upon issuance during the three months ended March 2020.

During March 2020, the Company issued 3,090,000 common shares for debt reduction. These shares were valued at $7,880 upon issuance during the three months ended March 2020.

During March 2020, the Company issued 3,633,725 common shares for debt reduction. These shares were valued at $13,899 upon issuance during the three months ended March 2020.

During March 2020, the Company issued 3,417,367 common shares for debt reduction. These shares were valued at $11,700 upon issuance during the three months ended March 2020.

During March 2020, the Company issued 3,900,000 common shares for debt reduction. These shares were valued at $9,945 upon issuance during the three months ended March 2020.

During March 2020, the Company issued 4,374,902 common shares for debt reduction. These shares were valued at $16,734 upon issuance during the three months ended March 2020.

During March 2020, the Company issued 4,313,726 common shares for debt reduction. These shares were valued at $14,900 upon issuance during the three months ended March 2020.

During March 2020, the Company issued 4,658,824 common shares for debt reduction. These shares were valued at $17,820 upon issuance during the three months ended March 2020.

During March 2020, the Company issued 4,800,000 common shares for debt reduction. These shares were valued at $12,240 upon issuance during the three months ended March 2020.

During March 2020, the Company issued 5,579,394 common shares for debt reduction. These shares were valued at $23,015 upon issuance during the three months ended March 2020.

During March 2020, the Company issued 5,857,393 common shares for debt reduction. These shares were valued at $24,164 upon issuance during the three months ended March 2020.

During March 2020, the Company issued 5,807,297 common shares for debt reduction. These shares were valued at $20,732 upon issuance during the three months ended March 2020.

During March 2020, the Company issued 4,854,208 common shares for debt reduction. These shares were valued at $14,928 upon issuance during the three months ended March 2020.

During March 2020, the Company issued 1,590,061 common shares for debt reduction. These shares were valued at $6,559 upon issuance during the three months ended March 2020.

On January 9, 2020, the Company signed a convertible promissory note with an investor. The $225,000 note was issued at a discount of $13,500 and bears interest at 8% per year. The note principal and interest are convertible into shares of common stock at the lower of (a) the closing price or (b) 75% of the lowest trade price of the stock during the 10 trading days immediately preceding conversion beginning in July of 2020.

On January 27, 2020, the Company signed a convertible promissory note with an investor. The $223,300 note was issued at a discount of $20,300 and bears interest of 8%. The note principal and interest are convertible into shares of common stock at the lower of (a) the closing price or (b) 75% of the lowest trade price of the stock during the 10 trading days immediately preceding conversion beginning in July of 2020.

On March 11, 2020, the Company amended a convertible note with a stockholder. The note bears interest at 6%. The note was amended by increasing the balance by $225,000 and extending the maturity to March 2022. Interest is payable in cash or common stock, at the holder's option. If interest is paid in common stock, the conversion price will be the market price at the time of conversion. Principal on the note at maturity is convertible into 1,225,000 shares of Series D Preferred Stock. If principal is paid prior to maturity, the right of conversion is terminated.

On March 25, 2020, the Company signed a convertible promissory note with an investor. The $338,625 note was issued at a discount of $23,625 and bears interest of 8%. The note principal and interest are convertible into shares of common stock at the lower of (a) the closing price or (b) 75% of the lowest trade price of the stock during the 10 trading days immediately preceding conversion beginning in September of 2020.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

On April 1, 2020, the Company issued 5,000,000 common shares to an investor in satisfaction of $12,000 of principal on a convertible note.

On April 1, 2020, the Company issued 6,694,678 common shares to an investor in satisfaction of $23,400 of principal on a convertible note.

On April 3, 2020, the Company issued 6,666,667 common shares to an investor in satisfaction of $23,300 of principal on a convertible note.

On April 3, 2020, the Company issued 5,000,000 common shares to an investor in satisfaction of $12,000 of principal on a convertible note.

On April 7, 2020, the Company issued 5,476,190 common shares to an investor in satisfaction of $23,000 of principal on a convertible note.

On April 13, 2020, the Company issued 6,177,428 common shares to an investor in satisfaction of $10,810 of principal on a convertible note.

On April 13, 2020, the Company issued 8,122,449 common shares to an investor in satisfaction of $19,400 of principal on a convertible note.

On April 16, 2020, the Company issued 9,306,123 common shares to an investor in satisfaction of $22,300 of principal on a convertible note.

On April 17, 2020, the Company issued 9,790,476 common shares to an investor in satisfaction of $25,700 of principal on a convertible note.

On April 22, 2020, the Company issued 10,315,810 common shares to an investor in satisfaction of $27,079 of principal on a convertible note.

On April 27, 2020, the Company issued 5,726,223 common shares to an investor in satisfaction of $7,679 of principal on a convertible note.

On April 30, 2020, the Company issued 8,775,511 common shares to an investor in satisfaction of $21,000 of principal on a convertible note.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1

Stock Purchase Agreement dated September 3, 2019 between Galaxy Next Generation, Inc., Interlock Concepts, Inc., and Ehlert Solutions Group, Inc., its sister company (Incorporated by reference to the Registrant's Current Report on Form 8K, File No. 000-56006, filed with the Securities and Exchange Commission on September 5, 2019)

10.2

Secured Convertible Debenture issued by Galaxy Next Generation, Inc. (Incorporated by reference to the Registrant's Current Report on Form 8K, File No. 000-56006, filed with the Securities and Exchange Commission on December 4, 2019)

10.3

Securities Purchase Agreement, initially dated as of October 28, 2019 and amended and restated as of November 25, 2019, between Galaxy Next Generation, Inc. and YA II PN, LTD. (Incorporated by reference to the Registrant's Current Report on Form 8K, File No. 000-56006, filed with the Securities and Exchange Commission on December 4, 2019)

10.4

Security Agreement dated as of October 29, 2019 between Galaxy Next Generation, Inc. and YA II PN, LTD. (Incorporated by reference to the Registrant's Current Report on Form 8K, File No. 000-56006, filed with the Securities and Exchange Commission on December 4, 2019)

10.5

Registration Rights Agreement initially dated as of October 28, 2019 and amended and restated as of November 25, 2019 between Galaxy Next Generation, Inc. and YA II PN, LTD. (Incorporated by reference to the Registrant's Current Report on Form 8K, File No. 000-56006, filed with the Securities and Exchange Commission on December 4, 2019)

10.6

Employment Agreement between the Company and Magen McGahee dated January 1, 2017. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, File No. 333-235905, filed with the Securities and Exchange Commission on January 13, 2020)

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

Date:   May 15, 2020

/s/ Gary LeCroy

Gary LeCroy

Chief Executive Officer and Director

Date: May 15, 2020

/s/Magen McGahee

Magen McGahee

Chief Financial Officer and Director

May 15, 2020

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15d-15(f)) for the registrant and have:

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

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Dated:   May 15, 2020

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15d-15(f)) for the registrant and have:

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

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Dated:   May 15, 2020

Galaxy Next Generation, Inc.

By:  /s/ Magen McGahee

Magen McGahee

Chief Financial Officer

 Exhibit 32.1

CERTIFICATION

OF

CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Quarterly Report on Form 10-Q of Galaxy Next Generation, Inc.  (the "Company") for the quarter ending March 31, 2020, I, Gary Lecroy, Chief Executive Officer of the Company hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1. Such Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2020 , fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such Quarterly Report on Form 10-Q for the quarter ending March 31, 2020, fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:   May 15, 2020

Galaxy Next Generation, Inc.

By: Gary LeCroy

Gary LeCroy

Exhibit 32.2

CERTIFICATION

OF

CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Quarterly Report on Form 10-Q of Galaxy Next Generation, Inc.  (the "Company") for the quarter ending March 31, 2020, I, Magen McGahee, Chief Financial Officer of the Company hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1. Such Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2020, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.The information contained in such Quarterly Report on Form 10-Q for the quarter ending March 31, 2020, fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:   May 15, 2020

Galaxy Next Generation, Inc.

By: /s/ Magen McGahee

Magen McGahee