Form 10-K
period 2020-06-30
GALAXY NEXT GENERATION, INC.
filed 2020-09-28
CIK 1127993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

Form 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2020

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common Stock

-i-

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes[X] No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting Company)	Smaller reporting Company	[X]
Emerging growth company	[ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes [ ] No[X]

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $2,597,957 as of December 31, 2019, based upon the average bid and asked price of the common stock on the OTCQB.

The number of shares outstanding of the issuer’s Common Stock, as of September 25, 2020 was 2,194,556,901.

Documents Incorporated By Reference: None

-ii-

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless the context requires otherwise, references in this Annual Report on Form 10-K (this “Annual Report”) to “Galaxy,” the “Company,” “we,” “us,” “our” and similar terms mean Galaxy Next Generation, Inc.

Certain statements in this Annual Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of financial Condition and Results of Operations,” includes forward-looking statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (the “SEC”), all as may be amended from time to time. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. All statements contained in this Annual Report, other than statements that are purely historical, are forward-looking statements. Forward looking-statements can be identified by, among other things, the use of forward-looking language, such as the words “plans,” “intends,” “believes,” “expects,” “anticipates,” “estimates,” “projects,” “potential,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, the negative of these terms, other variations of these terms or comparable language, or by discussion of strategy or intentions. Forward-looking statements are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future and are subject to known and unknown risks and uncertainties that could cause actual results, events or developments to be materially different from those indicated in such forward-looking statements, including the risks and uncertainties set forth in Item 1A of this Annual Report and in other securities filings by the Company. These risks and uncertainties should be considered carefully, and readers are cautioned not to place undue reliance on such forward-looking statements. As such, no assurance can be given that the future results covered by the forward-looking statements will be achieved. All information in this Annual Report is as of the date of the filing of this Annual Report with the SEC, unless otherwise indicated. We do not intend to update this information to reflect events after the date of this Annual Report.

PART I

ITEM 1. BUSINESS.

Overview

We are a manufacturer and distributor of interactive learning technologies and enhanced audio solutions. We develop both hardware and software that allows the presenter and participant to engage in a fully collaborative instructional environment. We also develop award winning classroom audio solutions and school PA and Intercom products, creating a full line card offering for classrooms to our channel partners. Our products include our own private-label interactive touch screen panel as well as numerous other national and international branded peripheral and communication devices. New technologies like our own touchscreen panels are sold along with renowned brands such as Google Chromebooks, Microsoft Surface Tablets, Lenovo and Acer computers, Verizon WiFi and more. We provide a multitude of services to our customers, including installation, training, and maintenance.

Our current distribution channel consists of 30 resellers across the United States who primarily sell our product within the commercial and educational market. While we do not control where our resellers focus their efforts, based on experience, the kindergarten through 12th grade education market is the largest customer base for the product, comprising nearly 90% of all purchases. In addition, we possess our own resell channel that sells directly to the Southeast region of the United States.

We believe the market space for interactive technology in the classroom is a perpetual highway of business opportunity, especially in light of the COVID-19 pandemic as school systems have sought to operate remotely during this pandemic. Public and private school systems are in a continuous race to modernize their learning environments. Our goal is to be an early provider of the best and most modern technology available.

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

On June 22, 2018, we consummated a reverse triangular merger whereby Galaxy Next Generation, Inc., a private company incorporated under the laws of the State of Georgia, merged with and into our newly formed subsidiary, Galaxy MS, Inc. (Galaxy MS or Merger Sub), which was formed specifically for the transaction. After the merger, we changed our name to Galaxy Next Generation, Inc. Under the terms of the merger, the private company shareholders transferred all their outstanding shares of common stock to Galaxy MS, in return for our Series C Preferred Shares. Prior to the merger, we operated under the name Full Circle Registry, Inc.’s (FLCR) and our operations were based upon our ownership of Georgetown 14 Cinemas, a fourteen-theater movie complex located on approximately seven acres in Indianapolis, Indiana. Prior to the merger, our sole business and source of revenue was from the operation of the theater, and as part of the merger agreement, we had the right to spinout the theater to the prior shareholders of FLCR. Effective February 6, 2019, we sold our interest in the theater to focus our resources on our technology operations.

On September 4, 2019, we entered into a stock purchase agreement with Interlock Concepts, Inc. (Concepts) and Ehlert Solutions Group, Inc. (Solutions).  Under the stock purchase agreement, we acquired 100% of the outstanding capital stock of both Concepts and Solutions. The purchase price for the acquisition was 1,350,000 shares of common stock and a two year note payable to the seller for $3,000,000. The note payable to the seller is subject to adjustment based on the achievement of certain future earnings goals.

The financial statements after the completion of the merger and acquisition include the consolidated assets and liabilities of the combined company (collectively Galaxy Next Generation, Inc., Interlock Concepts, Inc., and Ehlert Solutions Group, Inc. referred to collectively as the “Company”).

Business environment and trends

The educational technology market is currently experiencing substantial growth due to government mandates for improving the education results in the United States. Education, governments, corporations and individuals are recognizing the growing need to utilize technology for more effective delivery of information to educate end users. Today, most classrooms are equipped with some type of smart board technology but given the ever-changing nature of technology, previous investments are becoming obsolete. The industry has several hundred technology resellers, selling a variety of products, already selling to these entities directly. Our goal is to target the resellers to gain market share growth in the education technology market. With the global spread of the ongoing novel coronavirus ("COVID-19") pandemic in the first quarter of 2020, we have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our employees and business. While our sales have not declined, and actually have increased as school systems have sought to operate remotely during this pandemic, we have experienced supply chain delays due to the pandemic.

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

We intend to build upon our proven ability to produce and sell interactive classroom products. We have begun to implement the growth strategies described below and expect to continue to do so in the upcoming years. In order to implement each goal pertaining to growth, the Company may need additional capital to implement each strategy, particularly in relation to the target acquisition(s) of complementary businesses or technologies.

We intend to grow our business by using the following methodology:

▪ Capitalizing on market trends in the educational industry: We believe our long history of selling into the K-12 education market provides us with the expertise to continue to stay on the cutting edge of new product development and needs of the classroom teacher. We also believe our expertise in customer service and training positions us well for expected growth. We intend to build our core business by leveraging the strengths of our leadership and building out a solid team with experience and expertise in our market.

▪ Expanding our reseller channel sales: The educational technology industry is driven a lot by relationships. We intend to continue to grow and expand our resellers in strategic geographical regions so that we are able to leverage the relationships in the local school systems within those regions.

▪ Growth through acquisitions: We believe that the interactive and collaborative classroom has many components and moving parts. We intend to stay on the cutting edge of new products by building out our product offerings and line card through strategic acquisitions. The acquisition(s) provides us with significant opportunities to grow our business by adding complementary products to provide a whole classroom G2 experience to our customers. We intend to pursue acquisitions that provide services within our current core product offerings, extend our geographic reach and expand our product offerings.

▪ Further developing intellectual property: We intend to build upon our success in developing original software that we own and license to other brands, and distributors globally. When we develop an original software or application, we retain the copyright and patent of that content. We will create additional revenue streams from development fees, brand license fees, distribution license fees and ancillary sources.

▪ Expanding our geographic presence: We believe that by expanding our physical presence into select domestic and international regions, we will be better able to attract and retain clients. With a physical presence in strategic locations around the US, we believe we can provide better customer service and offer local services and training resulting in an increase in revenue for those areas.

Corporate Information and History

We were originally organized as a corporation in 2001. Our principal executive offices are located at 286 Big A Road Toccoa, Georgia 30577, and our telephone number is (706) 391-5030. Our website address is www.galaxynext.us. Information contained in our website does not form part of this Annual Report and is intended for informational purposes only.

On June 22, 2018, we consummated a reverse triangular merger whereby Galaxy Next Generation, Inc., a private company,  merged with and into our newly formed subsidiary, Galaxy MS, Inc. (Galaxy MS or Merger Sub) incorporated under the laws of the State of Georgia, which was formed specifically for the transaction. Under the terms of the merger, the private company shareholders transferred all their outstanding shares of common stock to Galaxy MS, in return for our Series C Preferred Shares. After the merger, we change our name to Galaxy Next Generation, Inc. Prior to the merger, we operated under the name Full Circle Registry, Inc.’s (FLCR) and our operations were based upon our ownership of Georgetown 14 Cinemas, a fourteen-theater movie complex located on approximately seven acres in Indianapolis, Indiana. Prior to the merger, our sole business and source of revenue was from the operation of the theater, and as part of the merger agreement, we had the right to spinout the theater to the prior shareholders of FLCR. Effective February 6, 2019, we sold our interest in the theater to focus our resources on our technology operations.

This Annual Report contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this prospectus, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies' trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

Logistics and suppliers

Logistics is currently provided by our Toccoa, Georgia, Broomfield, Colorado, and Peoria, Arizona facilities and multiple import and freight carriers throughout the US. These partners allow us to provide affordable freight routes and shorter delivery times to our customers. Our suppliers for ODM and OEM are located in the USA, China, and Taiwan.

Technical support and service

We currently have our technical support and service centers located in Toccoa, Georgia, Broomfield Colorado, and Peoria, Arizona. Our technical support division is responsible for the repair and management of customer service cases.

Sales and marketing

Our sales force consists of three regional account managers in the United States. Our marketing team consists of a marketing consulting group. The marketing and sales team drive sales of the entire product line. We also go to market through an indirect channel and use traditional value-added resellers. We support them and train them on the products. We currently have approximately 30 resellers.

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

Employees

As of June 30, 2020, we had approximately twenty full time  employees, of whom three are executives, five employees are engaged in product development, engineering and research and development, three employees are engaged in sales and marketing, four employees are engaged in administrative and clerical services and two employees are engaged in service and training. In addition, approximately five individuals provide consulting services as independent contractors.

None of our employees are represented by labor organizations. We consider our relationship with our employees to be excellent.

ITEM 1A. RISK FACTORS.

We have incurred losses for the years ended June 30, 2020 and 2019 and there can be no assurance that we will generate net income

For the year ended June 30, 2020, we had a net loss of $14,026,107. For the year ended June 30, 2019, we had a net loss of $6,663,117. There can be no assurance that our losses will not continue in the future, even if our revenues and expenditures for the products and solutions we sell and distribute increase. In addition, as of June 30, 2020, the Company had an accumulated deficit of approximately $23,000,000 and negative working capital of approximately $8,000,000. These factors raise substantial doubt regarding our ability to continue as a going concern.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern.

Our recurring losses from operations and net capital deficiency raises substantial doubt about our ability to continue as a going concern. The consolidated financial statements for the years ended June 30, 2020, and 2019 do not include any adjustments that might result from the outcome of this uncertainty and contemplate the realization of assets and the settlement of liabilities and commitments in the normal course of business. The report of our independent registered public accounting firm for the years ended June 30, 2020 and 2019 included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. If we cannot generate the required revenues and gross margin to achieve profitability or obtain additional capital on acceptable terms, we will need to substantially revise our business plan or cease operations and an investor could suffer the loss of a significant portion or all of his investment in our company.

Our Business Has Been Impacted By The Covid-19 Pandemic

With the global spread of the ongoing novel coronavirus ("COVID-19") pandemic in 2020, we have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our employees and business. While our sales have not declined and in fact have increased significantly during the fourth quarter and subsequent thereto in part as a result of the COVID-19 pandemic, as school systems have sought to operate remotely during this pandemic, we have experienced supply chain delays, including delays in shipments from China. In addition, we could experience  payment delays from customers if they are negatively impacted by the pandemic. The business of our suppliers and other commercial partners, our corporate development objectives and the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States and other countries, and the effectiveness of actions taken globally to contain and treat the disease. The global economic slowdown and the other risks and uncertainties associated with the pandemic could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties which we face.

We have a limited operating history for which you can evaluate our business.

Prior to June 2018, our sole business and source of revenue was from the operation of the Georgetown 14 Cinemas, a fourteen-theater movie complex located on approximately seven acres in Indianapolis, Indiana. In June 2018, we commenced operations in the educational products industry. We have subsequently sold the Georgetown 14 Cinemas and now our operations are solely concentrated within the educational products industry. Therefore, we have a limited history of operations in our current line of business upon which investors can evaluate our business.

We require substantial funds to expand our business.

We will require substantial funds to purchase additional inventories and pay our accounts payable to our vendors, as well as to build our marketing and sales staff. If we do not succeed in raising additional funds on acceptable terms, we may be unable to expand our business and could default in payment of certain of our obligations. There can be no assurance that such financing will be available and that the equity interests of all of our stockholders would not be substantially diluted.

We have disclosed a material weakness in our internal control over financial reporting relating to our accounting procedures which could adversely affect our ability to report our financial condition, results of operations or cash flows accurately and on a timely basis.

In connection with our assessment of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, we identified a material weakness in our internal control over financial reporting relating to our disclosure controls and procedures. The material weakness relates to the fact that our management is relying on external consultants for purposes of preparing its financial reporting package; however, the officers may not be able to identify errors and irregularities in the financial reporting package before its release as a continuous disclosure document. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the deficiencies, we have discovered it is reasonably possible that internal controls over financial reporting may not have prevented or detected errors from occurring that could have been material, either individually or in the aggregate.

We have outstanding debentures secured by a security interest in all of our assets and our failure to comply with the terms and covenants of such debentures could result in our loss of all of our assets.

We have outstanding debentures secured by a security interest in all of our assets. The debentures contain both affirmative and negative covenants. Our obligations under the debentures may be accelerated upon the occurrence of an event of default in accordance with the terms of the debentures, which includes customary events of default, including payment defaults, the inaccuracy of representations or warranties, cross-defaults related to material indebtedness, bankruptcy and insolvency related defaults, defaults relating to certain other matters. If we fail to comply with these covenants or if we fail to make certain payments under the secured loans when due, the debenture holders could declare the debentures in default. If we default on the debentures, the holder has the right to seize our assets that secure the debentures, which may force us to suspend all operations.

Our failure to fulfill all of our registration requirements in connection with our issued debentures may cause us to suffer liquidated damages, which may be very costly.

Pursuant to the terms of the registration rights agreement that we entered into in connection with the debentures, we were required to file a registration statement with respect to securities underlying the debentures within a certain time period, have the registration statement declared effective within a certain time period and maintain the effectiveness of such registration statement. The failure to do so could result in the payment of liquidated damages by us, which could be significant. Although the registration statement has been declared effective, there can be no assurance that we will be able to maintain the effectiveness of any registration statement, and therefore there can be no assurance that we will not incur damages with respect to such agreements.

We have pursued and may continue to pursue acquisitions, joint ventures or other growth opportunities, which could present unforeseen integration obstacles or costs and could dilute our stockholders. We may also face competition in our acquisition strategy, and such competition may limit our number of proposed acquisitions, joint ventures and other growth opportunities.

We recently acquired all of the equity of Interlock Concepts, Inc. and Ehlert Solutions Group, Inc. and have explored a wide range of proposed acquisitions, joint ventures and other growth ventures with other educational technology companies that have interests in related businesses or other strategic opportunities. The process of integrating any acquired business, including Interlock Concepts, Inc. and Ehlert Solutions Group, Inc., may create unforeseen operating difficulties and expenditures and is itself risky. Any future acquisitions, joint ventures or other growth opportunities will be subject to a number of challenges.

●

diversion of management time and resources as well as a shift of focus from operating the businesses to issues related to integration and administration, which could result in the potential disruption of our ongoing business;

●

the need to integrate each company’s accounting, management, information, human resources and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented;

●	the need to implement controls, procedures and policies appropriate for a larger public company at companies that prior to acquisition had lacked such controls, procedures and policies;
●	difficulties in maintaining uniform standards, controls, procedures and policies;
●	difficulties in managing operations in widely disparate time zones;
●

potential unknown liabilities associated with acquired businesses, including liability for activities of the acquired company before the acquisition, including violations of laws, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities;

●	difficulty retaining key alliances on attractive terms with partners and suppliers;
●	declining employee morale and retention issues resulting from changes in compensation, or changes in management, reporting relationships, future prospects or the direction or culture of the business;
●

in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political, and regulatory risks associated with specific countries; and

●	in some cases, the need to transition operations, end-users, and customers onto our existing platforms.

Failure to manage expansion effectively may affect our success in executing our business plan and may adversely affect our business, financial condition and results of operation. We may not realize the anticipated benefits of any or all of our acquisitions or may not realize them in the time frame expected. Future acquisitions or mergers may require us to issue additional equity securities, spend our cash, or incur debt, and amortization expenses related to intangible assets or write-offs of goodwill, any of which could adversely affect our results of operations.

We may have difficulty in entering into and maintaining strategic alliances with third parties.

We have entered into and we may continue to enter into strategic alliances with third parties to gain access to new and innovative technologies and markets. These parties are often large, established companies. Negotiating and performing under these arrangements involves significant time and expense, and we may not have sufficient resources to devote to our strategic alliances, particularly those with companies that have significantly greater financial and other resources than we do. The anticipated benefits of these arrangements may never materialize and performing under these arrangements may adversely affect our results of operations.

We generate substantially all of our revenue from the sale of our interactive learning technology products and related services and any significant reduction in sales of these products or services would materially harm our business.

For the years ended June 30, 2020 and 2019, we generated approximately 99% and 67% of our revenue, respectively, from sales of our interactive learning technology hardware and software products, and related installation, training, and maintenance services. Any material decrease in the demand for our products and services would significantly reduce our revenue. If any of our competitors introduces attractive alternatives to our products or services, we could experience a significant decrease in sales as customers migrate to those alternative products and services.

Our business is subject to seasonal fluctuations, which may cause our operating results to fluctuate from quarter to quarter and adversely affect our working capital and liquidity throughout the year.

We expect quarterly fluctuations in our revenues and operating results to continue. These fluctuations could result in volatility and adversely affect our cash flow, working capital and liquidity. As our business grows, we expect these seasonal fluctuations may become more pronounced. Traditionally, the bulk of expenditures by school districts occur in the second and third calendar quarters after receipt of budget allocations. Because our revenues and operating results are driven largely by the purchasing cycles of the educational market and normally fluctuate as a result of seasonal variations in our business sequential quarterly comparisons of our financial results may not provide an accurate assessment of our financial position.

Our working capital requirements and cash flows are subject to fluctuation, which could have an adverse effect on our financial condition.

If we are unable to manage fluctuations in cash flow, our business, operating results and financial condition may be materially adversely affected. Our working capital requirements and cash flows have historically been, and are expected to continue to be, subject to seasonal fluctuations, depending on a number of factors. Factors which could result in fluctuations in our working capital and cash flows include:

●	the quantity of product and service sales revenue achieved;
●	the margins achieved on sales of products and services;
●	the timing and collection of receivables;
●	the timing and size of inventory and related component purchases; and
●	the timing of payment on payables and accrued liabilities.

We operate in a highly competitive industry.

The interactive learning technology industry in which we operate is highly competitive and characterized by frequent product introductions and rapid technological advances that have substantially increased the capabilities and use of interactive projectors, interactive whiteboards, and microcomputer-based logging technologies and combinations of them. We face substantial competition from developers, manufacturers and distributors of interactive learning products and solutions, including interactive projectors, interactive whiteboards and microcomputer data logging products.

Many of these competitors have, and our potential competitors may have, significantly greater financial and other resources than we do and have spent, and may continue to spend, significant amounts of resources to try to enter or expand their presence in the market. These companies may manufacture and/or distribute new, disruptive or substitute products that compete for the pool of available funds that previously could have been spent on interactive displays and associated products. In addition, low cost competitors have appeared in China and other countries. We may not be able to compete effectively against these current and future competitors. Increased competition or other competitive pressures have and may continue to result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on our business, financial condition or results of operations.

Some of our customers are required to purchase equipment by soliciting proposals from a number of sources and, in some cases, are required to purchase from the lowest bidder. While we attempt to price our products competitively based upon the relative features they offer, our competitors' prices and other factors, we are often not the lowest bidder and, in such cases, may lose sales. For example, we have observed sales of tablet computers by competitors to school districts in the U.S. whose technology budgets could otherwise have been used to purchase interactive displays.

Competitors may be able to respond to new or emerging technologies and changes in customer requirements more effectively and faster than we can or devote greater resources to the development, promotion and sale of products than we can. Current and potential competitors may establish cooperative relationships among themselves or with third parties, including through mergers or acquisitions, to increase the ability of their products to address the needs of customers. If these interactive display competitors or other substitute or alternative technology competitors acquire significantly increased market share, it could have a material adverse effect on our business, financial condition or results of operations.

If we are unable to continually enhance our products and to develop, introduce and sell new technologies and products at competitive prices and in a timely manner, our business will be harmed.

Our future success will depend upon our ability to enhance our products and to develop, introduce and sell new technologies and products offering enhanced performance and functionality at competitive prices and in a timely manner and market acceptance of any new products. If we are unable, for any reason, to enhance, develop, introduce and sell new products in a timely manner, or at all, in response to changing market conditions or customer requirements or otherwise, our business will be harmed.

The development of new technologies and products involves time, substantial costs and risks. Our ability to successfully develop new technologies will depend in large measure on our ability to maintain a technically skilled research and development staff and to adapt to technological changes and advances in the industry. The success of new product introductions depends on a number of factors, including timely and successful product development, market acceptance, the effective management of purchase commitments and inventory levels in line with anticipated product demand, the availability of components in appropriate quantities and costs to meet anticipated demand, the risk that new products may have quality or other defects and our ability to manage distribution and production issues related to new product introductions. If we are unsuccessful in selling the new products that we develop and introduce, or any future products that we may develop, we may carry obsolete inventory and have reduced available working capital for the development of other new technologies and products.

We receive a significant portion of our revenues from a small number of customers and the loss of any one of these customers or failure to collect a receivable from them could adversely affect our operations and financial position.

We have three customers that accounted for approximately 79% of accounts receivable at June 30, 2020 and one customer that accounted for approximately 86% of accounts receivable at June 30, 2019. We have two customers that accounted for approximately 40% of total revenue for the year ended June 30, 2020 and four customers that accounted for 79% of revenues for the year ended June 30, 2019.

Receivables from our customers are not secured by any type of collateral and are subject to the risk of being uncollectible. Significant deterioration in the liquidity or financial position of any of our major customers or any group of our customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. Since we receive a significant portion of our revenues from a small number of customers, the loss of any one of these customers or failure to collect a receivable from them could adversely affect our operations and financial position.

We rely on highly skilled personnel, and, if we are unable to attract, retain or motivate qualified personnel, we may not be able to operate our business effectively.

If any of our employees leaves us, and we fail to effectively manage a transition to new personnel, or if we fail to attract and retain qualified and experienced professionals on acceptable terms, our business, financial condition and results of operations could be adversely affected. Our success depends in large part on continued employment of senior management and key personnel who can effectively operate our business, as well as our ability to attract and retain skilled employees. Competition for highly skilled management, technical, research and development and other employees is intense in the high-technology industry and we may not be able to attract or retain highly qualified personnel in the future. In making employment decisions, particularly in the high-technology industry, job candidates often consider the value of the equity awards they would receive in connection with their employment.

Inasmuch as our products are installed in many states throughout the United States, our employment needs include the hiring of skilled installers in several states and we are subject to the employment laws of many states. Our long-term incentive programs may not be attractive enough or perform sufficiently to attract or retain qualified personnel.

Our success also depends on our having highly trained financial, technical, recruiting, sales and marketing personnel. We will need to continue to hire additional personnel as our business grows. A shortage in the number of people with these skills or our failure to attract them to our company could impede our ability to increase revenues from our existing products and services, ensure full compliance with federal and state regulations, or launch new product offerings and would have an adverse effect on our business and financial results.

We depend on resellers and distributors to promote and sell our products and services.

We depend on our ability to establish and develop new relationships and to build on existing relationships with resellers and distributors through whom substantially all our sales are made. Our resellers and distributors are not our employees and therefore we have limited control over their practices. Industry and economic conditions have the potential to weaken the financial position of our resellers and distributors. These resellers and distributors also may determine to no longer sell our products and services or may reduce efforts to sell our products and services, which could materially adversely affect our business, financial condition and results of operations. Furthermore, if our resellers' and distributors' abilities to repay their credit obligations were to deteriorate and result in the write-down or write-off of such receivables, it would negatively affect our operating results and, if significant, could materially adversely affect our business, financial condition and results of operations.

Because our resellers and most of our distributors are not contractually required to sell our products and services exclusively and may offer competing interactive display products and services, and often do not devote their full time promoting our products and services no assurance can be given that our resellers and distributors will act in a manner that will promote the success of our products and services. Factors that are largely within the control of those resellers and distributors but are important to the success of our products and services include:

●	the degree to which our resellers and distributors actively promote our products and services;
●	the extent to which our resellers and distributors offer and promote competitive products and services; and
●	the quality of installation, training and other support services offered by our resellers and distributors.

In addition, if some of our competitors were to offer their products and services to resellers and distributors on more favorable terms than or have more products and services available to meet their needs, there may be pressure on us to reduce the price of our products and services, or those resellers and distributors may stop carrying our products and services or de-emphasize the sale of our products and services in favor of the products and services of these competitors.

Our businesses are geographically concentrated and could be significantly affected by any adverse change in the regions in which we operate.

Historically, our business operations have been located primarily throughout the Southeast region of the United States. While we expand our business to new geographic areas, we are still highly concentrated in the United States. Because we derived all of our total revenues on a consolidated basis for the years ended June 30, 2020 and 2019 from our operations in the United States, our business is exposed to adverse regulatory and competitive changes, economic downturns and changes in political conditions in the United States. If we are unable to identify and successfully manage or mitigate these risks, our businesses, financial condition, results of operations and prospects could be materially adversely affected.

We are dependent upon our key suppliers for the components used in our products. Our suppliers may not be able to always supply components or products to us on a timely basis and on favorable terms, and as a result, our dependency on third party suppliers has adversely affected our revenue and may continue to do so.

We are subject to disruptions in our operations if our sole or limited supply contract manufacturers decrease or stop production of components and products, or if such suppliers and contract manufacturers do not produce components and products of sufficient quantity. We do not manufacture any of the products we sell and distribute and are dependent upon a limited number of suppliers for all products and components. We depend on obtaining adequate supplies of quality components on a timely basis with favorable terms, and some of those components, as well as certain complete products that we sell are provided to us by only one supplier or contract manufacturer. Alternative sources for our components are not always available. Approximately 60% of our products and components are manufactured overseas in China, so they have long lead times, and events such as local disruptions, natural disasters or political conflict may cause unexpected interruptions to the supply of our products or components.

We are currently subject to market prices for the components that we purchase, which are subject to fluctuation beyond our control. An increase in the price of components used in our products could result in an increase in costs to our customers and could have a material adverse effect on our revenues and demand for our products.

Interruptions in our ability to procure needed components for our systems, whether due to discontinuance by our suppliers, delays or failures in delivery, shortages caused by inadequate production capacity or unavailability, financial failure, manufacturing quality, or for other reasons, would adversely affect or limit our sales and growth. There is no assurance that we will continue to find qualified manufacturers on acceptable terms and, if we do, there can be no assurance that product quality will continue to be acceptable, which could lead to a loss of sales and revenues.

Our business is subject to the risks associated with doing business in China.

Since we rely on a third-party manufacturer located in China, our business is subject to the risks associated with doing business in China, including:

• adverse political and economic conditions, particularly those potentially negatively affecting the trade relationship between the United States and China;
•trade protection measures, such as tariff increases, and import and export licensing and control requirements;
•potentially negative consequences from changes in tax laws;
•difficulties associated with the Chinese legal system, including increased costs and uncertainties associated with enforcing contractual obligations in China;
•historically lower protection of intellectual property rights;
•changes and volatility in currency exchange rates;
•unexpected or unfavorable changes in regulatory requirements; and
•difficulties in managing foreign relationships and operations generally.

These risks are likely to be exacerbated by our limited experience with our current products and manufacturing processes. If demand for our products materializes, we may have to invest additional resources to purchase materials, hire and train employees, and enhance our manufacturing processes. It may not be possible for us to manufacture our product at a cost or in quantities sufficient to make our product commercially viable. Any of these factors may affect our ability to manufacture our products and could reduce gross margins and profitability.

Reliance on third-party manufacturers and suppliers entails risks to which we would not be subject if we manufactured the components for our products ourselves, including:

• reliance on the third parties for regulatory compliance and quality assurance;

• the possible breach of the manufacturing agreements by the third parties because of factors beyond our control or the insolvency of any of these third parties or other financial difficulties, labor unrest, natural disasters or other factors adversely affecting their ability to conduct their business; and

• possibility of termination or non-renewal of the agreements by the third parties, at a time that is costly or inconvenient for us, because of our breach of the manufacturing agreement or based on their own business priorities.

In addition, the recent outbreak of the novel strain of coronavirus has caused a widespread health crisis in several districts in China resulting in temporary work stoppages in many affected districts. Although our manufacturer's facilities are not located in the affected districts, if the virus should spread to the districts in which our manufacturer's facilities are located, we could experience delays in manufacturing and shipments of our clinical product, which could result in clinical trial delays. If the third-party manufacturer were to experience any prolonged disruption for our manufacturing, we could be forced to seek additional third-party manufacturing contracts outside of China, thereby increasing our manufacturing costs and negatively impacting our timelines.

If our contract manufacturer or its suppliers fail to deliver the required commercial quantities of our components required for our products and, if approved, for commercial sale, on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement manufacturers or suppliers capable of production at a substantially equivalent cost, in substantially equivalent volumes and quality, and on a timely basis, we would likely be unable to meet demand for our products, and we would lose potential revenue. It may also take a significant period of time to establish an alternative source of supply for our components.

In the past the U.S. Government has imposed tariffs on products manufactured in China and imported into the United States causing the prices for such products to increase. This could cause customer demand for our products to decrease.

Although the components of our products that are manufactured in China are currently exempt from the tariffs on products manufactured in China, if the exemption were to no longer be available to such products, the imposition of tariffs on our products would most likely cause prices to rise, which would generally increase the price for our products, and which may cause a reduction in demand.

Our facilities and information systems and those of our key suppliers could be damaged as a result of disasters or unpredictable events, which could have an adverse effect on our business operations.

Our logistics are currently provided by our Toccoa, Georgia, our Bloomfield, Colorado, our Peoria, Arizona and our Jacksonville, Florida facilities and multiple import and freight carriers throughout the United States. Our suppliers for original design manufacturing ("ODM") and original equipment manufacturing ("OEM") are located in the United States, China, and South Korea. If major disasters such as earthquakes, fires, floods, wars, terrorist attacks, computer viruses, transportation disasters or other events occur in any of these locations, or our information systems or communications network or those of any of our key component suppliers breaks down or operates improperly as a result of such events, our facilities or those of our key suppliers may be seriously damaged, and we may have to stop or delay production and shipment of our products. We may also incur expenses relating to such damages. If production or shipment of our products or components is stopped or delayed or if we incur any increased expenses as a result of damage to our facilities, our business, operating results and financial condition could be materially adversely affected.

Increases in component costs, long lead times, supply shortages, and supply changes could disrupt our supply chain and have an adverse effect on our business, financial condition, and operating results.

Meeting customer demand partially depends on our ability to obtain timely and adequate delivery of components for our products. As demand for our products increases, in part due to the COVID-19 pandemic, we have experienced temporary supply chain delays also related to the COVID-19 pandemic. All of the components that go into the manufacturing of our products are sourced from a limited number of third-party suppliers. Our manufacturers generally purchase these components on our behalf, subject to certain approved supplier lists, and we do not have long-term arrangements with most of our component suppliers. We are therefore subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in design, quantities, and delivery schedules. We may in the future experience component shortages, and the predictability of the availability of these components may be limited. In the event of a component shortage or supply interruption from suppliers of these components, we may not be able to develop alternate sources in a timely manner. Developing alternate sources of supply for these components may be time-consuming, difficult, and costly and we may not be able to source these components on terms that are acceptable to us, or at all, which may undermine our ability to fill our orders in a timely manner. Any interruption or delay in the supply of any of these parts or components, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would harm our ability to meet our scheduled product deliveries to our customers.

Moreover, volatile economic conditions may make it more likely that our suppliers may be unable to timely deliver supplies, or at all, and there is no guarantee that we will be able to timely locate alternative suppliers of comparable quality at an acceptable price. Further, since the beginning of 2018, there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding tariffs against foreign imports of certain materials. Several of the components that go into the manufacturing of our products are sourced internationally, including from China, where the United States has imposed tariffs on specified products imported there following the U.S. Trade Representative Section 301 Investigation. These tariffs have an impact on our component costs and have the potential to have an even greater impact depending on the outcome of the current trade negotiations, which have been protracted and recently resulted in increases in U.S. tariff rates on specified products from China. Increases in our component costs could have a material effect on our gross margins. The loss of a significant supplier, an increase in component costs, or delays or disruptions in the delivery of components, could adversely impact our ability to generate future revenue and earnings and have an adverse effect on our business, financial condition, and operating results.

Adverse changes in economic and political policies of the Chinese government could have a material adverse effect on the overall economic growth of China, which could adversely affect our business.

As a result of our reliance on third-party manufacturers and suppliers located in China, our results of operations, financial condition, and prospects are subject to a significant degree to economic, political, and legal developments in China. China's economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate and control of foreign exchange, and allocation of resources. While the Chinese economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China. The Chinese government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures benefit the overall Chinese economy but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

Risks Related to our Industry and Regulations

Decreases in, or stagnation of, spending or changes in the spending policies or budget priorities for government funding of schools, colleges, universities, other education providers or government agencies may have a material adverse effect on our revenue.

Any additional decrease in, stagnation of or adverse change in national, federal, state, provincial or local funding for primary and secondary schools, colleges, universities, or other education providers or for government agencies that use our products could cause our current and prospective customers to further reduce their purchases of our products, which could cause us to lose additional revenue. Our customers include primary and secondary schools, colleges, universities, other education providers which depend heavily on government funding. Many federal, state, and local governments have limited fiscal capacity and have experienced recent declines in tax revenues. Many of those governments have reacted to the decreases in tax revenues and could continue to react to the decreases in tax revenues by cutting funding to educational institutions. If our products are not a high priority expenditure for such institutions, or if such institutions allocate expenditures to substitute or alternative technologies, we could lose revenue. In addition, a specific reduction in governmental funding support for products such as ours could also cause us to lose revenue.

If our products fail to comply with consumer product or environmental laws, it could materially affect our financial performance.

If our products do not meet applicable safety or regulatory standards, we could experience lost sales, diverted resources and increased costs, which could have a material adverse effect on our financial condition and results of operations. Our products are subject to environmental regulations in some jurisdictions in which we will do business, we are and will be required to comply with a variety of product safety, product testing and environmental regulations, including compliance with applicable laws and standards with respect to lead content and other child safety and environmental issues. Events that give rise to actual, potential or perceived product safety or environmental concerns could expose us to government enforcement action or private litigation and result in product recalls and other liabilities. In addition, negative consumer perceptions regarding the safety of our products could cause negative publicity and harm our reputation.

Risks Related to Our Intellectual Property and Technology

Defects in our products can be difficult to detect before shipment. If defects occur, they could have a material adverse effect on our business.

The occurrence of errors and defects in our products could result in loss of, or delay in, market acceptance of our products, including harm to our brand. Correcting such errors and failures in our products could require significant expenditure of capital by us. Our products are highly complex and sophisticated and, from time to time, have contained and may continue to contain design defects or software "bugs" or failures that are difficult to detect and correct in advance of shipping. In addition, we are rapidly developing and introducing new products, and new products may have higher rates of errors and defects than our established products. We have historically provided product warranties between one and five years, and the failure of our products to operate as described could give rise to warranty claims. The consequences of such errors, failures and other defects and claims could have a material adverse effect on our business, financial condition, results of operations and our reputation.

We may not be able to obtain patents or other intellectual property rights necessary to protect our proprietary technology and business.

Our commercial success depends to a significant degree upon our ability to develop new or improved technologies and products, and to obtain patents or other intellectual property rights or statutory protection for these technologies and products in the United States and other countries. We will seek to patent concepts, components, processes, designs and methods, and other inventions and technologies that we consider have commercial value or that will likely give us a technological advantage. Despite devoting resources to the research and development of proprietary technology, we may not be able to develop technology that is patentable or protectable. Patents may not be issued in connection with pending patent applications, and claims allowed may not be sufficient to allow them to use the inventions that they create exclusively. Furthermore, any patents issued could be challenged, re-examined, held invalid or unenforceable or circumvented and may not provide sufficient protection or a competitive advantage. In addition, despite efforts to protect and maintain patents, competitors and other third parties may be able to design around their patents or develop products similar to our products that are not within the scope of their patents.

Finally, patents provide certain statutory protection only for a limited period of time that varies depending on the jurisdiction and type of patent. The statutory protection term of certain patents may expire and, thereafter, the underlying technology of such patents can be used by any third-party including competitors.

Prosecution and protection of the rights sought in patent applications and patents can be costly and uncertain, often involve complex legal and factual issues and consume significant time and resources. In addition, the breadth of claims allowed in our patents, their enforceability and our ability to protect and maintain them cannot be predicted with any certainty. The laws of certain countries may not protect intellectual property rights to the same extent as the laws of the United States. Even if our patents are held to be valid and enforceable in a certain jurisdiction, any legal proceedings that we may initiate against third parties to enforce such patents will likely be expensive, take significant time and divert management's attention from other business matters. We cannot assure that any of the issued patents or pending patent applications will provide any protectable, maintainable or enforceable rights or competitive advantages to us.

In addition to patents, we will rely on a combination of copyrights, trademarks, trade secrets and other related laws and confidentiality procedures and contractual provisions to protect, maintain and enforce our proprietary technology and intellectual property rights. However, our ability to protect our brands by registering certain trademarks may be limited. In addition, while we will generally enter into confidentiality and nondisclosure agreements with our employees, consultants, contract manufacturers, distributors and resellers and with others to attempt to limit access to and distribution of our proprietary and confidential information, it is possible that:

●	misappropriation of our proprietary and confidential information, including technology, will nevertheless occur;
●	our confidentiality agreements will not be honored or may be rendered unenforceable;
●	third parties will independently develop equivalent, superior or competitive technology or products;
●

disputes will arise with our current or future strategic licensees, customers or others concerning the ownership, validity, enforceability, use, patentability or registrability of intellectual property; or

●	unauthorized disclosure of our know-how, trade secrets or other proprietary or confidential information will occur.

We cannot assure that we will be successful in protecting, maintaining or enforcing our intellectual property rights. If we are unsuccessful in protecting, maintaining or enforcing our intellectual property rights, then our business, operating results and financial condition could be materially adversely affected, which could:

●	adversely affect our relationships with current or future distributors and resellers of our products;
●	adversely affect our reputation with customers;
●	be time-consuming and expensive to evaluate and defend;
●	cause product shipment delays or stoppages;
●	divert management’s attention and resources;
●	subject us to significant liabilities and damages;
●	require us to enter into royalty or licensing agreements; or
●	require us to cease certain activities, including the sale of products.

If it is determined that we have infringed, violated or are infringing or violating a patent or other intellectual property right of any other person or if we are found liable in respect of any other related claim, then, in addition to being liable for potentially substantial damages, we may be prohibited from developing, using, distributing, selling or commercializing certain of our technologies and products unless we obtain a license from the holder of the patent or other intellectual property right. We cannot assure that we will be able to obtain any such license on a timely basis or on commercially favorable terms, or that any such licenses will be available, or that workarounds will be feasible and cost-efficient. If we do not obtain such a license or find a cost-efficient workaround, our business, operating results and financial condition could be materially adversely affected, and we could be required to cease related business operations in some markets and restructure our business to focus on our continuing operations in other markets.

Our business may suffer if it is alleged or determined that our technology or another aspect of our business infringes the intellectual property of others.

The markets in which we will compete are characterized by the existence of a large number of patents and trade secrets and also by litigation based on allegations of infringement or other violations of intellectual property rights. Moreover, in recent years, individuals and groups have purchased patents and other intellectual property assets for the purpose of making claims of infringement to extract settlements from companies like ours. Also, third parties may make infringement claims against us that relate to technology developed and owned by one of our suppliers for which our suppliers may or may not indemnify us. Even if we are indemnified against such costs, the indemnifying party may be unable to uphold its contractual obligations and determining the extent such of such obligations could require additional litigation. Claims of intellectual property infringement against us or our suppliers might require us to redesign our products, enter into costly settlements or license agreements, pay costly damage awards or face a temporary or permanent injunction prohibiting us from marketing or selling our products or services. If we cannot or do not license the infringed intellectual property on reasonable terms or at all, or substitute similar intellectual property from another source, our revenue and operating results could be adversely impacted. Additionally, our customers and distributors may not purchase our offerings if they are concerned that they may infringe third party intellectual property rights. Responding to such claims, regardless of their merit, can be time consuming, costly to defend in litigation, divert management's attention and resources, damage our reputation and cause us to incur significant expenses. The occurrence of any of these events may have a material adverse effect on our business, financial condition and operating results.

If we are unable to anticipate consumer preferences and successfully develop attractive products, we might not be able to maintain or increase our revenue or achieve profitability

If we are unable to introduce new products or technologies in a timely manner or our new products or technologies are not accepted by our customers, our competitors may introduce more attractive products which would adversely impact our competitive position. Failure to respond in a timely manner to changing consumer preferences could lead to, among other things, lower revenues and excess inventory positions of outdated products. Our success depends on our ability to identify and originate product trends as well as to anticipate and react to change demands and preferences of customers in a timely manner.

We may be unable to keep pace with changes in technology as our business and market strategy evolves.

There can be no assurance that we will be able to respond successfully to technological change. We will need to respond to technological advances and emerging industry standards in a cost-effective and timely manner in order to remain competitive. The need to respond to technological changes may require us to make substantial, unanticipated expenditures.

The loss of key management personnel could adversely affect our business.

Our business is significantly dependent upon, Gary LeCroy and Magen McGahee, who are primarily responsible for our day-to-day operations and we believe our success depends in part on our ability to retain our executive officers, to compensate our executive officers at attractive levels, and to continue to attract additional qualified individuals to our management team. We cannot guarantee continued service by our key executive officers. We maintain key man life insurance on our executive officers. The loss or limitation of the services of any of our executive officers or the inability to attract additional qualified management personnel could have a material adverse effect on our business, financial condition, or results of operations.

Our Chief Executive Officer and director and our Chief Financial Officer/Chief Operating Officer will have significant influence over us.

Our Chief Executive Officer and our Chief Financial Officer/Chief Operating Officer are two of the three members of the Board of Directors and have the ability to influence our business affairs.

Risks Related to Our Common Stock

Future sales of our common stock could adversely affect our share price, and any additional capital raised by us through the sale of equity or convertible debt securities may dilute your ownership in us and may adversely affect the market price of our common stock.

We intend, from time to time, to seek additional equity or debt financing to finance working capital requirements, continue our expansion, develop new products or make acquisitions or other investments. In addition, we have issued convertible securities that are convertible into shares of our common stock. In addition, if our business plans change, general economic, financial or political conditions in our industry change, or other circumstances arise that have a material effect on our cash flow, the anticipated cash needs of our business, as well as our conclusions as to the adequacy of our available sources of capital, could change significantly. Any of these events or circumstances could result in significant additional funding needs, requiring us to raise additional capital. If additional funds are raised through the issuance of equity shares, preferred shares or debt securities, the terms of such securities could impose restrictions on our operations and would reduce the percentage ownership of our existing stockholders. If financing is not available on satisfactory terms, or at all, we may be unable to expand our business or to develop new business at the rate desired and our results of operations may suffer.

The market price of our common stock may be volatile, which could cause the value of your investment to fluctuate and possibly decline significantly.

The market price of our common stock may be highly volatile and subject to wide fluctuations. Our financial performance, government regulatory action, tax laws and market conditions in general could have a significant impact on the future market price of our common stock. Investors may not be able to resell your shares at or above the current price due to a number of factors such as those listed under this "Risk Factors" section. Some of the factors that could negatively affect our share price or result in fluctuations in the price of our stock include:

●	our operating and financial performance and prospects;
●	our quarterly or annual earnings or those of other companies in our industry;
●	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
●	the failure of analysts to cover our common stock;
●	strategic actions by us or our competitors, such as acquisitions or restructurings;
●	announcements by us, our competitors or our vendors of significant contracts, acquisitions, joint marketing relationships, joint ventures or capital commitments;
●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
●	changes in accounting standards, policies, guidance, interpretations or principles;
●	announcements by third parties or governmental entities of significant claims or proceedings against us;
●	new laws and governmental regulations, or other regulatory developments, applicable to our industry;
●	changes in general conditions in the United States and global economies or financial markets, including those resulting from war, incidents of terrorism or responses to such events;
●	changes in government spending levels on education;
●	changes in key personnel;
●	sales of common stock by us, members of our management team or our stockholders;
●	the granting or exercise of employee stock options or other equity awards;
●	the volume of trading in our common stock; and
●	the realization of any risks described in this section under the caption “Risk Factors.”

Furthermore, the stock market has recently experienced volatility that, in some cases, has been unrelated or disproportionate to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

Certain Provisions of Nevada law may have anti-takeover effects.

Certain provisions of Nevada law applicable to our company could also delay or make more difficult a merger, tender offer or proxy contest involving our company, including Sections 78.411 through 78.444 of the Nevada Revised Statutes, which prohibit a Nevada corporation from engaging in any business combination with any "interested stockholder" (as defined in the statute) for a period of two years unless certain conditions are met. In addition, our senior management is entitled to certain payments upon a change in control and certain of the stock options and restricted shares we have granted provide for the acceleration of vesting in the event of a change in control of our company.

We have no intention of declaring dividends in the foreseeable future.

The decision to pay cash dividends on our common stock rests with our board of directors and will depend on our earnings, unencumbered cash, capital requirements and financial condition. We do not anticipate declaring any dividends in the foreseeable future, as we intend to use any excess cash to fund our operations. Investors in our common stock should not expect to receive dividend income on their investment, and investors will be dependent on the appreciation of our common stock to earn a return on their investment.

The exercise or conversion of currently outstanding securities would further dilute holders of our common stock.

We currently have outstanding securities that convert into shares of our common stock, including preferred stock that converts into shares of our common stock and debt that converts into shares of our common stock. Our Series D Preferred Stock converts into twenty percent of the number of shares that are outstanding on the date of conversion and our Series E Preferred Stock converts into 1,190,476 shares of our common stock. Our Board of Directors has authority, without action or vote of our shareholders, to issue shares of common and preferred stock. We may issue shares of our common stock or preferred stock to complete a business combination or to raise capital. Such stock issuances could be made at a price that reflects a discount from the then-current trading price of our common stock. These conversions and issuances would dilute our stockholders' ownership interest, which among other things would have the effect of reducing their influence on matters on which our stockholders vote. In addition, our stockholders and prospective investors may incur additional dilution if holders of stock options and warrants, whether currently outstanding or subsequently granted, exercise their options or warrants to purchase shares of our common stock or if our convertible debt holders convert their debt.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We maintained the following operating facilities:

Location	Description	Owned / Leased	Approx. Sq. Ft.
Toccoa, Georgia	Corporate office	Leased (1)	10,500
Sandy, Utah	Satellite office	Leased (2)	3,500
Broomfield, Colorado	Satellite office	Leased (3)	2,000
Jacksonville, Florida	Satellite office	Leased	3,000
Peoria, Arizona	Satellite office	Leased	3,500

(1) The lease on this property is with a family member of the majority shareholder. Refer to Note 6 in the financial statements footnotes for more information.

(2)The lease on this property is with a commercial real estate company located in Sandy, Utah. Refer to Note 7 in the financial statements footnotes for more information.

(3)The lease on this property is with a commercial real estate company located in Broomfield, Colorado. Refer to Note 7 in the financial statements footnotes for more information.

In the opinion of management of the Company, its property was adequate for its present needs at June 30, 2020. We do not anticipate difficulty in renewing the existing lease as it expires or in finding alternative facilities if necessary. We believe all of our assets are adequately covered by insurance. We have since moved our office location in Sandy, Utah to Peoria, Arizona and added a location in Jacksonville, Florida. Please refer to refer to Note 7 in the financial statements footnotes for more information.

ITEM 3. LEGAL PROCEEDINGS.

From time to, we may be subject to various legal proceedings and claims that arise in the ordinary course of business litigation, regardless of the outcome could have a material adverse impact on us because of the defense and settlement costs, diversion of management resources and other factors. We are not currently subject to any legal proceedings that we believe will have a material impact on our business at this time.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of June 30, 2020, our common stock trades on the OTCQB under the trading symbol GAXY. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Dividend Policy

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

Holders

The number of record holders of our common stock at June 30, 2020 was 344.

Recent Sales of Unregisterd Securities

There were no sales of unregistered securities other than as set forth in documents previously filed by the Company with the SEC.

ITEM 6. SELECTED FINANCIAL DATA.

The information under this Item is not required to be provided by smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto and the other financial data appearing elsewhere in this Annual Report.

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

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) includes a discussion of our operations for the years ended June 30, 2020 and June 30, 2019.   The discussion of our operations for the year ended June 30, 2019 does not include the operations of Concepts and Solutions but does not include the operations of the cinema complex in Indianapolis, Indiana. The discussion of the operations for the year ended June 30, 2020 includes the operations of Concepts and Solutions since they were acquired in September 2019 but does not include the operations of the cinema complex. Accordingly, the results of operations reported for the year ended June 30, 2020 and June 30, 2019 are not comparable.

With the global spread of the ongoing novel coronavirus (“COVID-19”) pandemic in the first quarter of 2020, we have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our employees and business.  While our revenue has not been negatively impacted at this time and demand for our products has increased, given the global economic slowdown, and the other risks and uncertainties associated with the pandemic, we have experience supply chain  issues resulting from the pandemic which could impact our business, financial condition, results of operations and growth prospects. The extent to which the COVID-19 pandemic impacts our business,  the business of our suppliers and other commercial partners, our corporate development objectives and the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States and other countries, and the effectiveness of actions taken globally to contain and treat the disease.  The global economic slowdown and the other risks and uncertainties associated with the pandemic could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties which we face.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis discusses our consolidated financial statements which have been prepared in accordance with United States Generally Accepted Accounting Principles (U.S. GAAP). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates and judgments on historical experience and on various other factors that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition

We recognize revenue to depict the transfer of promised goods to the customer in an amount the reflects the consideration to which we expect to be entitled in exchange for those goods in accordance with the provisions of ASC 606, “Revenue from Contracts with Customers”.

Stock Compensation

We record stock-based compensation in accordance with the provisions set forth in ASC 718. ASC 718 requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards. We, from time to time, may issue common stock to acquire services or goods from non-employees. Common stock issued to persons other than employees or directors are recorded on the basis of their fair value.

Business Combinations

We account for business combinations under the acquisition method of accounting. Under this method, acquired assets, including separately identifiable intangible assets, and any assumed liabilities are recorded at their acquisition date estimated fair value. The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisition. Determining the fair value of assets acquired and liabilities assumed involves the use of significant estimates and assumptions.

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

Our management determined that a triggering event to assess goodwill impairment occurred during the year ending June 30, 2020 due to the separation of a key executive associated with the acquisition of Concepts and Solutions. While there was no single determinative event, the consideration in totality of several factors that developed during the year of 2020 led management to conclude that it was more likely than not that the fair values of certain intangible assets and goodwill acquired as part of that acquisition were below their carrying amounts. These factors included: a) former key executive separating from us; b) respective former key executive violating his noncompete changing the use and value of it; c) sustained decrease in our share price which reduced market capitalization; and d) uncertainty in the United States and global economies beginning in March 2020 due to COVID-19. As a result of the impairment test, an impairment loss of approximately $2,000,000, including $800,287 related to goodwill and $1,200,000 related to finite-lived intangible assets was recorded during the year ended June 30, 2020.

Intangible Assets

Intangible assets are stated at the lower of cost or fair value. Intangible assets are amortized on a straight- line basis over periods ranging from two to five years, representing the period over which we expect to receive future economic benefits from these assets.

As noted above, we determined certain intangible assets were impaired during the year ended June 30, 2020.

Derivative Liabilities

We classify warrants and embedded conversion features on convertible debt as derivative liabilities due to protection provisions within the agreements. Such financial instruments are initially recorded at fair value using the Monte Carlo model and subsequently adjusted to fair value at the close of each reporting period. The derivative liabilities represent a Level 3 financial instrument. We account for derivative instruments and debt instruments in accordance with ASC 815, ASU 2017-11, and associated pronouncements related to the classification and measurement of warrants and instruments with conversion features.

Recent Accounting Pronouncements Accounting Pronouncements Not Yet Adopted

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Part II, Item 8, Note 1, “Summary of Significant Accounting Policies” to the consolidated financial statements in this Annual Report.

Results of Operations for the Years Ended June 30, 2020 and 2019

Revenue

Total revenues recognized were $2,319,852 and $1,882,058 for the years ended June 30, 2020 and 2019, respectively, an increase of 23%. Additionally, deferred revenue amounted to $1,133,992 and $247,007 as of June 30, 2020 and 2019, respectively. Revenues during the year ended June 30, 2020 substantially consisted of revenues from sales of technology interactive panels and related products.  Revenues increased over the year ended June 30, 2019 due to the increases in the customer base for interactive panels and related products, partially as a result of the pandemic, as well as additional revenues received through Concepts and Solutions, which were acquired in September 2019, offset by the decrease in entertainment revenue resulting from the sale of FLCE in February 2019.

Cost of Sales and Gross Profit

Our cost of sales was $1,136,126 and $1,766,331 for the years ended June 30, 2020 and 2019, respectively, a decrease of approximately 36%. Cost of sales for the year ended June 30, 2020 consists primarily of manufacturing, freight, and installation costs. There are no significant overhead costs which impact cost of sales. Cost of sales decreased from the year ended June 30, 2019 due to economies of scale generated from technology and interactive panels as well as there was no cost of sales related to the entertainment segment during the year ended June 30, 2020 due to the sale of FLCE. Our gross profit as a percentage of total revenues was 51% and 6% for the years ended June 30, 2020 and 2019, respectively.

General and Administrative

Total general and administrative expenses (including stock compensation expenses) were $10,928,797 and $5,838,270 for the years ended June 30, 2020 and 2019, respectively, an increase of 87%. General and administrative expenses consist primarily of salaries and stock compensation expense, office rent, travel expense, amortization expense, impairment charges, legal settlement expense and professional fees. Of this amount, $2,087,425 and $2,416,934 represent consulting fees and stock compensation and stock issued for services, which did not impact cash, for the years ended June 30, 2020 and 2019, respectively. Additionally, amortization of intangible assets for the year ended June 30, 2020 totaled $614,750, which did not impact cash. There was no amortization of intangibles during the year ended June 30, 2019.

Our management determined that a triggering event to assess the impairment of goodwill and intangibles associated with the acquisition of Concepts and Solutions occurred during the third quarter of 2020. While there was no single determinative event, the consideration in totality of several factors that developed during this quarter led management to conclude that it was more likely than not that the fair values of certain intangible assets and goodwill acquired as part of the acquisition were below their carrying amounts. As a result of the assessment, we recorded non-cash impairment charges to write-down the carrying values of our intangible assets to their fair values by $1,200,000. In addition, we recognized goodwill impairment charges of approximately $800,287 to write-down the carrying value of the goodwill acquired through the acquisition to its fair value. These impairment charges are more fully described in Notes 1 and 12 to the accompanying consolidated financial statements.

When excluding the non-cash impairment charge taken during the year ended June 30, 2020, general and administrative expenses increased to $3,090,814 from $5,838,270 for the year ended June 30, 2019, an increase of 19%. The increase was due to the increase in the number of employees and therefore the increase in day to day operating and travel expenses.

Interest Expense

Interest expense amounted to $5,113,902 and $333,851 for the years ended June 30, 2020 and 2019, respectively. The increase in interest expense was due to the increase in our debt. During the year ended June 30, 2020, we amortized $340,526 of debt discounts to interest expense. During the year ended June 30, 2019, we amortized $109,853 of debt discounts to interest expense.

During the years ended June 30, 2020 and 2019, we amortized $1,825,506 and $644,055 of original issue debt discount on derivative instruments to interest accretion.

Other Income (Expense)

The outstanding warrants and conversion features in convertible notes meet the definition of a derivative liability instrument because the exercise price of the warrants and the conversion rates are variable. As a result, the outstanding warrants and conversion features of the notes are recorded as a derivative liability at fair value and marked-to-market each period with the change in fair value charged or credited to income. A derivative liability of $246,612 and $1,025,944 is recorded at June 30, 2020 and June 30, 2019. A change in fair value of the derivative instruments was accreted by $2,651,957 and $89,198 during the years ended June 30, 2020 and 2019, respectively, due to the change in our stock price. These amounts do not impact cash.

Net Loss for the Period

As a result of the foregoing, net loss incurred for the years ended June 30, 2020 and 2019 was $14,026,107 and $6,663,117, respectively, an increase of 80%. Noncash contributing factors for the net loss incurred for the years ended June 30, 2020 and 2019 is as follows: a) $2,087,425 and $2,416,934 represent consulting fees and stock compensation and stock issued for services for the years ended June 30, 2020 and 2019, respectively; b) amortization of intangible assets and capitalized development costs for the years ended June 30, 2020 and 2019 totaling $605,530 and $0, respectively; and c) impairment charges taken of $2,000,287 for the year ended June 30, 2020.

Off-Balance Sheet Arrangements

Other than our commitments discussed in Notes 10 and 11 to our audited financial statements for the year ended June 30, 2020, we did not have any off-balance sheet arrangements as of June 30, 2020.

Liquidity and Capital Resources

Since the merger in June 2018, our revenues generated from operations have been insufficient to support our operational activities and have been supplemented by the proceeds from the issuance of securities, including equity and debt issuances. As stated in Note 14 of the notes to the consolidated financial statements included in this Annual Report, our ability to continue as a going concern is dependent upon management's ability to raise capital from the sale of its equity and, ultimately, the achievement of operating revenues. If our revenues continue to be insufficient to support our operational activities, we intend to raise additional capital through the sale of equity securities or borrowings from financial institutions and possibly from related and nonrelated parties who may in fact lend to us on reasonable terms. Management believes that its actions to secure additional funding will allow us to continue as a going concern. We currently do not have any committed sources of financing other than our line of credit which has conditions to be met for use and which has little remaining availability and which we may be unable to meet the conditions for use or access the full amount. There is no guarantee we will be successful in raising capital and if so that we will be able to do so on favorable terms, including price.

Our cash totaled $412,391 at June 30, 2020, as compared with $169,430 at June 30, 2019, an increase of $242,961. Net cash of $7,373,687 was used by operations for the year ended June 30, 2020. Net cash of $2,950,281 was provided from investing activities for the year ended June 30, 2020. Net cash of $4,666,367 was provided from financing activities for the year ended June 30, 2020, primarily due to proceeds from convertible notes payable.

Total current liabilities amounted to $9,680,520 and $6,395,904 as of June 30, 2020 and 2019, respectively, primarily consists of borrowings under a line of credit, convertible notes payable, derivative liability, accounts payable, accrued legal settlement payable, deferred revenue and related party notes payable.

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

Sale of FLCE

On February 6, 2019, the Company sold its wholly owned subsidiary FullCircle Entertainment, Inc.(“FLCE”).

FLCE operated a movie theater in Indianapolis, Indiana. The operations of FLCE were accounted for as a separate segment from the other operations of the Company as described herein. As a result of the sale, the Company no longer has separate segments to account for.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information under this Item is not required to be provided by smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements June 30, 2020 and 2019

Index to Financial Statements	Page
Report of Independent Registered Public Accounting Firm	F-2-F-3
Consolidated Balance Sheets as of June 30, 2020 and 2019	F-4
Consolidated Statements of Operations for the Years Ended June 30, 2020 and 2019	F-5
Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended June 30, 2020 and 2019	F-6-F-8
Consolidated Statements of Cash Flows for the Years Ended June 30, 2020 and 2019	F-9-F-10
Notes to Consolidated Financial Statements	F-11-F-48

SOMERSET
CPAs AND ADVISORS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Galaxy Next Generation, Inc.
Toccoa, Georgia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Galaxy Next Generation, Inc. (the "Company") as of June 30, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended, and the related consolidated notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2020 and 2019, and the results of their operations and their cash flows for the years ended June 30, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Indianapolis | Chicago | Nashville 800.469.7206 | somersetcpas.com

GALAXY NEXT GENERATION, INC.
Consolidated Balance Sheets
June 30, 2020 and 2019

Assets	2020	2019
Current Assets
Cash	$412,391	$169,430
Accounts receivable, net	798,162	262,304
Inventories, net	738,091	648,715
Prepaid and other current assets	2,800	20,898
Total Current Assets	1,951,444	1,101,347
Property and Equipment, net (Note 2)	52,049	26,765
Intangibles, net (Notes 1 and 12)	1,436,315	-
Goodwill (Notes 1 and 12)	834,220	834,220
Operating right of use assets (Notes 1 and 7)	223,982	-
Total Assets	$4,498,010	$1,962,332
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Line of credit (Note 3)	$1,236,598	$1,230,550
Convertible notes payable, net of discount (Note 4)	1,101,900	2,124,824
Derivative liability, convertible debt features and warrants	246,612	1,025,944
Current portion of long term notes payable (Note 4)	512,425	279,346
Accrued legal settlement payable (Note 10)	1,282,000	-
Accounts payable	1,679,832	655,941
Accrued expenses	371,912	597,351
Deferred revenue	1,133,992	247,007
Short term vendor payable	124,437	34,941
Short term notes payable - related party (Note 6)	1,272,812	200,000
Total Current Liabilities	8,962,520	6,395,904
Noncurrent Liabilities
Long term portion of accounts payable	-	174,703
Long term portion of related party notes payable (Note 6)	2,075,000	-
Long term portion of accrued legal settlement (Note 10)	718,000	-
Notes payable, less current portion (Note 4)	482,553	1,607
Total Liabilities	12,238,073	6,572,214
Stockholders' Equity (Deficit) (Notes 1 and 8)
Common stock	59,539	1,072
Preferred stock - Series E, non-redeemable	50	-
Additional paid-in capital	15,697,140	4,859,731
Accumulated deficit	(23,496,792)	(9,470,685)
Total Stockholders' Equity (Deficit)	(7,740,063)	(4,609,882)
Total Liabilities and Stockholders' Equity (Deficit)	$4,498,010	$1,962,332

See accompanying notes to the consolidated financial statements.

GALAXY NEXT GENERATION, INC.
Consolidated Statements of Operations
For the Years Ended June 30, 2020 and 2019

	2020	2019
Revenues
Technology interactive panels and related products	$2,304,028	$1,265,786
Entertainment theater ticket sales and concessions	-	589,705
Technology office supplies	15,824	26,567
Total Revenues	2,319,852	1,882,058
Cost of Sales
Technology interactive panels and related products	1,136,126	1,545,093
Entertainment theater ticket sales and concessions	-	221,238
Total Cost of Sales	1,136,126	1,766,331
Gross Profit	1,183,726	115,727
General and Administrative Expenses
Stock compensation and stock issued for services	2,087,425	2,416,934
Asset impairment expense	2,000,287	-
Legal settlement expense	2,000,000	-
General and administrative	4,841,085	3,421,336
Total General and Administrative Expenses	10,928,797	5,838,270

Loss from Operations	(9,745,071)	(5,722,543)
Other Income (Expense)
Other income	6,415	126,530
Expenses related to convertible notes payable:
Change in fair value of derivative liability	2,651,957	(89,198)
Interest accretion	(1,825,506)	(644,055)
Interest expense	(5,113,902)	(333,851)
Total Other Income (Expense)	(4,281,036)	(940,574)
Net Loss before Income Taxes	(14,026,107)	(6,663,117)
Income taxes (Note 8)	-	-
Net Loss	$(14,026,107)	$(6,663,117)
Net Basic and Fully Diluted Loss Per Share	$(0.147)	$(0.658)
Weighted average common shares outstanding
Basic and fully diluted	95,191,792	10,128,475
Fully diluted	753,647,090	10,518,750

See accompanying notes to the consolidated financial statements.

GALAXY NEXT GENERATION, INC.
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the Years Ended June 30, 2020 and 2019

	Common Stock		Preferred Stock – Class E		Additional	Accumulated	Total Stockholder's
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)

Balance, July 1, 2018	9,655,813	$ 965	-	$ -	$ 3,108,873	$(2,807,568)	$ 302,270

Common stock issued as part of the private placement in September 2018	182,255	-	-	-	637,000	-	637,000

Common stock issued for warrants and convertible debt in January and February 2019	392,271	39	-	-	962,344	-	962,383

Non-cash consideration for net assets of Entertainment in February 2019	-	(4)	-	-	(92,696)	-	(92,700)

Sale of Entertainment net assets in February 2019	-	-	-	-	(1,511,844)	-	(1,511,844)

Common stock issued for services in March and May 2019	162,790	17	-	-	348,075	-	348,092

Common stock issued for cashless exercise of warrants in May 2019	381,944	-	-	-	-	-	-

Settlement of conversion features and warrants in April and May 2019	-	-	-	-	301,575	-	301,575

Common stock issued under Stock Plan in May and June 2019	510,000	51	-	-	1,015,749	-	1,015,800

Common stock issued for services in June 2019	33,828	4	-	-	90,655	-	90,659

Consolidated net loss	-	-	-	-	-	(6,663,117)	(6,663,117)

Balance, June 30, 2019	11,318,901	$ 1,072	-	$ -	$4,859,731	$ (9,470,685)	$ (4,609,882)

Common stock issued for services in July 2019 through June 2020	7,619,912	764	-	-	2,020,150	-	2,020,914

Common stock issued in exchange for debt reduction in August 2019 through June 2020	575,028,264	57,501	-	-	6,158,275	-	6,215,776

Settlement of conversion features in August and September 2019 (Note 8)	-	-	-	-	149,374	-	149,374

Issuance of common stock toWarrant holders in September 2019 through April 2020	32,052,654	-	-	-	-	-	637,000

Common stock issued as compensation in September 2019 and January 2020	144,511	14	-	-	59,497	-	59,511

Common stock issued in acquisition of Ehlert Solutions, Inc. and Interlock Concepts, Inc. (Note 12)	1,350,000	135	-	-	1,720,216	-	1,720,351

Settlement of conversion features in October 2019	-	-	-	-	3,000	-	3,000

Common stock issued for convertible notes in November 2019	500,000	50	-	-	219,950	-	220,000

Commitment shares issued in December 2019	25,000	3	-	-	6,997	-	7,000

Issuance of Preferred Stock - Class E (Note 8)	-	-	500,000	50	499,950	-	500,000

Consolidated net loss	-	-	-	-	-	(14,026,107))	(14,026,107)

Balance, June 30, 2020	628,039,242	$59,539	500,000	$50	$15,697,140	$ (23,496,792)	$ (7,740,063)

See accompanying notes to the consolidated financial statements.

GALAXY NEXT GENERATION, INC.
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2020 and 2019

	2020		2019
Cash Flows from Operating Activities
Net loss	$(14,026,107)	$	$ (6,663,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	644,545		221,260
Loss on disposal of property and equipment	20,902		-
Amortization of convertible debt discounts	340,526		89,279
Accretion and settlement of financing instruments
and change in fair value of derivative liability	(779,332)		733,258
Impairment of goodwill and intangible assets	2,000,287		-
Gain on sale of Entertainment (Note 12)	-		(60,688)
Stock compensation and stock issued for services	2,934,201		2,417,041
Changes in assets and liabilities:
Accounts receivable	124,428		74,922
Inventories	(3,579)		(67,561)
Prepaid expenses and other assets	(200,984)		(1,566,268)
Right of use assets	143,521		-
Accounts payable	(109,833)		175,021
Accrued legal settlement and other accrued expenses	1,162,698		712,318
Deferred revenue	375,040		27,187
Net cash used in operating activities	(7,373,687)		(3,907,348)
Cash Flows from Investing Activities
Acquisition of business, net of cash	2,967,918		-
Purchases of property and equipment	(17,637)		-
Net cash provided by investing activities	2,950,281		-
Cash Flows from Financing Activities
Principal payments on financing lease obligations	(4,808)		(11,486)
Principle payments on short term notes payable	(47,060)		-
Payments on advances from shareholders, net	-		(111,173)
Payments on convertible notes payable	(873,003)		-
Proceeds from convertible notes payable	4,978,934		2,495,235
Proceeds from loans	504,571		-
Proceeds from issuance of common stock	-		637,000
Proceeds from line of credit, net	-		682,947
Proceeds from notes payable - related parties	107,733		200,000
Net cash provided by financing activities	4,666,367		3,892,523

Net (Decrease) Increase in Cash and Cash Equivalents	242,961		(14,825)
Cash, Beginning of Period	169,430		184,255
Cash, End of Period	$412,391	$	$ 169,430

Supplemental and Non Cash Disclosures

Noncash additions related to convertible debt	$515,166	$134,461
Cash paid for interest	$195,988	$402,903
Non-cash consideration for sale of Entertainment	$-	$92,700
Related party note payable issued for acquisition of business	$1,484,473	$-
Settlement of conversion features	$152,374	$-
Acquisition of goodwill and intangibles	$3,760,287	$-
Convertible note and warrants extinguished	$6,521,161	$-
Stock compensation and stock issued for services	$2,087,425	$-
Property and equipment purchased with financing lease	$37,980	$-
Fair value of convertible note issued to stockholder	$1,225,000	$-
Fair value of preferred stock - Series E issued to stockholder	$500,000	$-
Non-cash principal payments from proceeds of convertible debt	$1,907,000	$602,024
Accretion of discount on convertible notes payable	$1,825,506	$644,055
Sale of Entertainment	$-	$1,511,844
Common stock issued in exchange for convertible debt reduction	$1,869,053	$-

See accompanying notes to the consolidated financial statements.

Note 1 - Summary of Significant Accounting Policies

Impact of Coronavirus Aid, Relief, and Economic Security Act

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted in March 2020, in response to the COVID-19 pandemic. The CARES Act and related rules and guidelines include several significant provisions, including delaying certain payroll tax payments, mandatory transition tax payments, and estimated income tax payments that we are deferring to future periods.  As a result, the Company delayed payment of certain payroll tax payments in the amount of $19,517 as of June 30, 2020.

In April 2020, the Company applied for an unsecured loan under the Paycheck Protection Program, or the PPP Loan. The Paycheck Protection Program, or PPP, was established under CARES Act and is administered by the U.S. Small Business Administration (SBA). The PPP loan was approved and funded, and the Company entered into an unsecured loan of approximately $311,000. The loan matures in April 2022 and accrues interest at an annual rate of 0.98%. The promissory note evidencing the PPP Loan contains customary events of default relating to, among other things, payment defaults and provisions of the promissory note. In accordance with the requirements of the CARES Act, the Company used the proceeds from the PPP Loan primarily for payroll costs. See Note 4.

In May 2020, the Company received a loan from the U.S. Small Business Administration under Section 7(b) of the Small Business Act. The $150,000 secured loan matures in May 2050 and accrues interest at an annual rate of 3.75%. The promissory note is collateralized by a security interest in substantially all assets of the Company. The loan proceeds are to fund working capital needs due to economic injury caused by the COVID-19 pandemic. See Note 4.

Corporate History, Nature of Business, Mergers and Acquisitions

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

On June 22, 2018, Galaxy consummated a reverse triangular merger whereby Galaxy merged with and into Full Circle Registry, Inc.’s (“FLCR”) as a newly formed subsidiary which was formed specifically for the transaction (“Galaxy MS”). The merger resulted in Galaxy MS becoming a wholly-owned subsidiary of FLCR. For accounting purposes, the acquisition of Galaxy by FLCR is considered a reverse acquisition, an acquisition transaction where the acquired company, Galaxy, is considered the acquirer for accounting purposes, notwithstanding the form of the transaction. The primary reason the transaction is being treated as a purchase by Galaxy rather than a purchase by FLCR is that FLCR is a public reporting company, and Galaxy’s stockholders gained majority control of the outstanding voting power of FLCR’s equity securities. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements of the Company prior to the merger are those of Galaxy. The financial statements after the completion of the merger include the combined assets and liabilities of the combined company (collectively Galaxy Next Generation, Inc., Full Circle Registry, Inc. and FullCircle Entertainment, Inc., or “the Company”).

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

On September 4, 2019, Galaxy acquired 100% of the stock of Interlock Concepts, Inc. (“Concepts”) and Ehlert Solutions Group, Inc. (“Solutions”). The purchase price for the acquisition was 1,350,000 shares of common stock and a two year note payable to the seller for $3,000,000. The note payable to the seller is subject to adjustment based on the achievement of certain future gross revenues and successful completion of certain pre-acquisition withholding tax issues of Concepts and Solutions.

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

The financial statements include the consolidated assets and liabilities of the combined company (collectively Galaxy Next Generation, Inc., FullCircle Registry, Inc., FullCircle Entertainment, Inc., Interlock Concepts, Inc., and Ehlert Solutions Group, Inc. referred to collectively as the “Company”). See Note 12.

All intercompany transactions and accounts have been eliminated in the consolidation.

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

Significant estimates used in preparing the consolidated financial statements include those assumed in computing product warranty liabilities, product development costs, valuation of goodwill and intangible assets, valuation of convertible notes payable and warrants, and the valuation of deferred tax assets. It is reasonably possible that the significant estimates used will change within the next year.

Capital Structure

The Company's capital structure is as follows:

		June 30, 2020
	Authorized	Issued	Outstanding
Common stock	4,000,000,000	628,039,242	628,000,617	$.0001 par value, one vote per share
Preferred stock	200,000,000	-	-	$.0001 par value, one vote per share
Preferred stock - Class A	750,000	-	-	$.0001 par value; no voting rights
Preferred stock - Class B	1,000,000	-	-	Voting rights of 10 votes for 1 Preferred B share; 2% preferred dividend payable annually
Preferred stock - Class C	9,000,000	-	-	$.0001 par value; 500 votes per share, convertible to common stock
Preferred stock - Class D	1,000,000	-	-	$.0001 par value; no voting rights, convertible to common stock, mandatory conversion to common stock 18 months after issue
Preferred stock - Class E	500,000	500,000	500,000	$.0001 par value; no voting rights, convertible to common stock
		June 30, 2019
	Authorized	Issued	Outstanding
Common stock	4,000,000,000	11,318,901	11,280,276	$.0001 par value, one vote per share
Preferred stock	200,000,000	-	-	$.0001 par value, one vote per share
Preferred stock - Class A	750,000	-	-	$.0001 par value; no voting rights
Preferred stock - Class B	1,000,000	-	-	Voting rights of 10 votes for 1 Preferred B share; 2% preferred dividend payable annually
Preferred stock - Class C	9,000,000	-	-	$.0001 par value; 500 votes per share, convertible to common stock

There is no publicly traded market for the preferred shares.

There are 3,063,998,537 common shares reserved at June 30, 2020 under terms of the convertible debt agreements and Stock Plan (see Notes 4 and 13).

There are 16,305,023 issued common shares that are restricted as of June 30, 2020. The shares will become free-trading upon satisfaction of certain terms within the convertible debt agreements.

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

Because of the nature and quality of the Company’s products, the Company provides for the estimated costs of warranties at the time revenue is recognized for a period of five years after purchase as a secondary warranty. The manufacturer also provides a warranty against certain manufacturing and other defects. As of June 30, 2020 and 2019, the Company accrued $102,350 and $82,350, respectively, for estimated product warranty claims, which is included in accrued expenses in the accompanying consolidated balance sheets. The accrued warranty costs are based primarily on historical warranty claims as well as current repair costs. There was $82,494 and $87,374 of warranty expense for the years ended June 30, 2020 and 2019, respectively.

The Company negotiated a warranty settlement with one of its manufacturers. At June 30, 2020 and 2019, the Company accrued $124,437 and $209,316 payable to this manufacturer to be paid over 24 months.

Product sales resulting from fixed-price contracts involve a signed contract for a fixed price or a binding purchase order to provide the Company’s interactive panels and accessories. Contract arrangements exclude a right of return for delivered items. Product sales resulting from fixed-price contracts are generated from multiple-element arrangements that require separate units of accounting and estimates regarding the fair value of individual elements. The Company has determined that its multiple-element arrangements that qualify as separate units of accounting are product sales and installation and related services. There is objective and reliable evidence of fair value for both the product sales and installation services and allocation of arrangement consideration for each of these units is based on their relative fair values. Each of these elements represent individual units of accounting, as the delivered item has value to a customer on a stand-alone basis. The Company’s products can be sold on a stand-alone basis to customers which provides objective evidence of the fair value of the product portion of the multi-element contract, and thus represents the Company’s best estimate of selling price.

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

Accounts Receivable

Accounts receivable is recognized when the Company’s right to consideration is unconditional and is presented net of an allowance for doubtful accounts. Interest is not charged on past due accounts. Management reviews each receivable balance and estimates that portion, if any, of the balance that will not be collected. The carrying amount of accounts receivable is then reduced by an allowance based on management’s estimate. Management deemed no allowance for doubtful accounts was necessary at June 30, 2020 and 2019. At June 30, 2020 and 2019, $670,031 and $247,007 of total accounts receivable were considered unbilled and recorded as deferred revenue.

Inventories

Inventory is stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out (FIFO) method of accounting. All inventory at June 30, 2020 and 2019, represents goods available for sale. Galaxy inventory is primarily comprised of interactive panels, audio and related accessories. Management estimates $67,635 and $20,000 of inventory reserves at June 30, 2020 and 2019, respectively.

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

Property and equipment and the estimated useful lives used in computing depreciation, are as follows:

Furniture and fixtures	5 years
Equipment	5 to 8 years
Vehicles	5 years
Building	40 years
Building improvements	8 years

Depreciation is provided using the straight-line method over the estimated useful lives of the depreciable assets. Depreciation expense was $29,795 and $221,260 for the years ended June 30, 2020 and 2019, respectively.

Long-lived Assets

Long-lived assets to be held and used are tested for recoverability whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the excess of the asset’s carrying amount over the fair value of the asset.

Goodwill

Goodwill is attributed to the reverse merger of FullCircle Registry and the acquisition of Concepts and Solutions. Goodwill is reviewed for impairment at least annually, or more frequently when events or changes in circumstances indicate that the carrying value may not be recoverable. Judgments regarding indicators of potential impairment are based on market conditions and operational performance of the business.

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

Management determined that a triggering event to assess goodwill impairment occurred in an interim period during the year ending June 30, 2020 due to the separation of a key executive associated with the acquisition of Concepts and Solutions. While there was no single determinative event, the consideration in totality of several factors that developed during the year of 2020 led management to conclude that it was more likely than not that the fair values of certain intangible assets and goodwill acquired as part of the Ehlert Solutions Group, Inc and Interlock Concepts, Inc acquisitions were below their carrying amounts. These factors included: a) former key executive separating from us; b) respective former key executive violating his noncompete changing the use and value of it; c) sustained decrease in our share price which reduced market capitalization; and d) uncertainty in the United States and global economies beginning in March 2020 due to the COVID-19 pandemic. As a result of the impairment test, the audited results for the year ended 2020 included non-cash impairment losses of $2,000,287, comprised of $800,287 related to goodwill and $1,200,000 related to finite-lived intangible assets.

Intangible Assets

Intangible assets are stated at the lower of cost or fair value. Intangible assets are amortized on a straight-line basis over periods ranging from two to five years, representing the period over which the Company expects to receive future economic benefits from these assets. The Company acquired intangible assets related to the acquisition of Concepts and Solutions. The Company impaired $1,200,000 of the intangible assets during an interim period of the year ended June 30, 2020. There were no further indicators of impairment of intangible assets as of June 30, 2020.

Goodwill and intangible assets are comprised of the following at June 30, 2020:

	Cost	Accumulated Amortization	Net Book Value	Impairment	Total
Goodwill	$ 1,634,507	$ -	$1,634,507	$ (800,287)	$834,220
Finite-lived assets:
Customer list	$ 881,000	$ (132,147)	$ 748,853	$ -	$748,853
Vendor relationships	479,000	(71,847)	407,153	-	407,153
Noncompete agreement	1,600,000	(400,000)	1,200,000	(1,200,000)	-
Product development costs	81,845	(1,536)	280,309	-	280,309
	$ 3,241,845	$ (605,530)	$2,636,315	$(1,200,000)	$1,436,315

Estimated amortization expense related to finite-lived intangible assets for the next five years is: $347,293 for fiscal year 2021, $353,660 for fiscal year 2022, $361,577 for fiscal year 2023, $290,432 for fiscal year 2024, and $288,890 for fiscal year 2025. There were no intangible assets as of June 30, 2019.

Product Development Costs

Costs incurred in designing and developing classroom technology products are expensed as research and development until technological feasibility has been established. Technological feasibility is established upon completion of a detail product design, or in its absence, completion of a working model. Upon the achievement of technological feasibility, development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Management’s judgment is required in determining whether a product provides new or additional functionality, the point at which various products enter the stages at which costs may be capitalized, assessing the ongoing value and impairment of the capitalized costs and determining the estimated useful lives over which the costs are amortized.

Annual amortization expense is calculated based on the straight-line method over the product’s estimated economic lives. Amortization of product development costs incurred begins when the related products are available for general release to customers. Amortization of product development costs of $1,536 and $0 for the years ended June 30, 2020 and 2019, is included in cost of revenues in the Company’s consolidated statement of operations.

Research and Development

Research and development costs are expensed as incurred and totaled $90,654 for the year ended June 30, 2020. There was no research and development costs for the year ended June 30, 2019.

Warranty

The Company negotiated a warranty settlement with one of its manufacturers. At June 30, 2020, the Company accrued $124,437 payable to this manufacturer, with $0 recorded as a long-term portion of vendor payable. At June 30, 2019 the Company accrued $209,316 payable to this manufacturer to be paid over twenty-four months, with $174,703 recorded as a long-term vendor payable.

Leases

The Company’s leases relate primarily to corporate offices and warehouses. Effective July 1, 2019, the Company adopted the FASB guidance on leases (“Topic 842”), which requires leases with durations greater than twelve months to be recognized on the balance sheet. The Company adopted Topic 842 using the modified retrospective transition approach.

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

Stock-based Compensation

The Company records stock-based compensation in accordance with the provisions set forth in ASC 718, Stock Compensation. ASC 718 requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards. The Company, from time to time, may issue common stock to acquire services or goods from non-employees. Common stock issued to persons other than employees or directors are recorded on the basis of their fair value.

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

As of June 30, 2020 and 2019, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. All such assets and liabilities are considered to be Level 3 in the fair value hierarchy defined above.

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

Recent Accounting Pronouncements

In January 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-01, “Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. ASU 2020-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the impacts of adoption of the new guidance to its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12") by removing certain exceptions to the general principles. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is permitted. Depending on the amendment, adoption may be applied on a retrospective, modified retrospective or prospective basis. The Company is currently evaluating the impacts of adoption of the new guidance to its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which removes, modifies and adds various disclosure requirements around the topic in order to clarify and improve the cost-benefit nature of disclosures. For example, disclosures around transfers between fair value hierarchy levels will be removed and further detail around changes in unrealized gains and losses for the period and unobservable inputs determining Level 3 fair value measurements will be added.  This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within the fiscal year. The Company is currently evaluating the impact the new standard.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses ("ASU 2016-13"). This accounting standard update changes the accounting for recognizing impairments of financial assets. Under the update, credit losses for certain types of financial instruments will be estimated based on expected losses. The update also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact of this accounting standard update.

Note 2 – Property and Equipment

Property and equipment are comprised of the following at:

	2020	2019
Vehicles	$ 115,135	$ 74,755
Equipment	6,097	5,000
Furniture and fixtures	24,335	12,598
	145,567	92,353
Accumulated depreciation	(93,518)	(65,588)

Property and equipment, net	$ 52,049	$ 26,765

As disclosed in Note 12, the net assets of the Entertainment segment were sold on February 6, 2019.

Note 3 - Line of Credit

The Company has a $1,250,000 line of credit bearing interest at prime plus 0.5% (4.25% and 6.0% at June 30, 2020 and 2019, respectively) which expires October 12, 2020. The line of credit is collateralized by certain real estate owned by a family member of a stockholder, 850,000 shares of the Company's common stock owned by two stockholders, personal guarantees of two stockholders, and a key man life insurance policy. A minimum average bank balance of $50,000 is required as part of the line of credit agreement. In addition, a 20% curtailment of the outstanding balance may occur in 2020. The outstanding balance was $1,236,598 and $1,230,550 at June 30, 2020 and 2019, respectively.

Note 4 - Notes Payable

Long Term Notes Payable

The Company's long term notes payable obligations to unrelated parties are as follows at:

	2020	2019

Note payable with a bank maturing on June 26, 2021 due to an extension, bearing interest at 3% and 4% for the years ended June 20, 2020 and 2019, respectively. Monthly interest payments of approximately $697 are due beginning July 26, 2020. The note is guaranteed by a stockholder and collateralized by a certificate of deposit owned by a related party.

	$ 274,900	$ 274,900
Long term PPP loan under the CARES Act bearing interest at 0.98% and maturing in April 2022. Monthly installments of principal and interest of $13,137 begin in October 2020. The loan is subject to forgiveness by the SBA.	310,832	-
Long term loan under Section 7(b) of the Economic Injury Disaster Loan program bearing interest at 3.75% and maturing in May 2050. Monthly installments of principal and interest of $731 begin in May 2021.	150,000	-
Financing lease liabilities for offices and warehouses with monthly installments of $19,173 (ranging from $1,083 to $4,806) over two year terms, expiring through July 2022.	223,982	-
Financing leases with a related party for delivery vehicles with monthly installments totaling $813 (ranging from $352 to $461), including interest (ranging from 4.5% to 4.75%), over 5-year terms expiring through July 2020. One of the financing leases was paid in full in July 2019 leaving one delivery vehicle financing lease remaining.	1,245	6,053
Note payable with a finance company for delivery vehicle with monthly installments totaling $679 including interest at 8.99% over a 6 year term expiring in December 2025.	34,019	-
Total Notes Payable	994,978	280,953
Current Portion of Notes Payable	512,425	279,346
Long-term Portion of Notes Payable	$ 482,553	$ 1,607

Future minimum principal payments on the non-related party long term notes payable are as follows:

Year ending June 30,
2021	$ 512,425
2022	229,962
2023	93,555
2024	10,045
2025	10,807
Thereafter	138,184
$ 994,978

Convertible Notes Payable

June 30,2020	June 30, 2019

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

24,150	168,750

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

On May 28, 2019, the Company signed a convertible promissory note with an investor. The $322,580 note was issued at a discount of $22,580 and bears interest at 8% per year. The note principal and interest are convertible into shares of common stock at the lower of (a) 75% of the lowest traded price of the common stock during the 10 trading days immediately preceding the notice of conversion or (b) $2.75 per share beginning in November 2019. The note matures in May 2020. The note has prepayment penalties of 120% of the principal and interest outstanding if repaid before 180 days from issuance.  The note was repaid by a combination of conversion to stock and cash.

-	322,580

On June 18, 2019, the Company signed a convertible promissory note with an investor. The $366,120 note was issued at a discount of $27,120 and bears interest at 8% per year. The note principal and interest are convertible into shares of common stock at 75% of the lowest traded price of the common stock during the 10 trading days immediately preceding the notice of conversion. The note matures in May 2020. The note has prepayment penalties of 120% of the principal and interest outstanding if repaid before 180 days from issuance. The note was repaid by conversion to stock.

-	366,120

On August 6, 2019, the Company signed a convertible promissory note with an investor. The $220,000 note was issued at a discount of $20,000 and bears interest at 12% per year. The note principal and interest are convertible into shares of common stock at 75% of the lowest traded price of the common stock during the 10 trading days immediately preceding the notice of conversion. The note matures in August 2020. The note has prepayment penalties of 120% of the principal and interest outstanding if repaid before 180 days from issuance. The note was repaid by conversion to stock.

-	-

On August 29, 2019, the Company signed a convertible promissory note with an investor. The $234,726 note was issued at a discount of $16,376 and bears interest at 8% per year. The note principal and interest are convertible into shares of common stock at 75% of the lowest traded price of the common stock during the 10 trading days immediately preceding the notice of conversion. The note matures in August 2020. The note has prepayment penalties of 120% of the principal and interest outstanding if repaid before 180 days from issuance. The note was repaid by conversion to stock.

-	-

On November 18, 2019, the Company signed a convertible promissory note with an investor. The $55,000 note was issued at a discount of $5,000 and bears interest at 8% per year. The note principal and interest are convertible into shares of common stock at the lower of (a) 70% of the lowest traded price of common stock during the 15 trading days prior to the issue date or (b) 70% of the lowest traded price for the common stock during the 15 trading days prior to conversion of the note. The note matures in November 2020. The note has prepayment penalties between 115% and 125% of the principal and interest outstanding if repaid before 180 days from issuance. The note was repaid by conversion to stock.

-	-

On November 18, 2019, the Company signed a convertible promissory note with an investor. The $110,000 note was issued at a discount of $10,000 and bears interest at 8% per year. The note principal and interest are convertible into shares of common stock at the lower of (a) 70% of the lowest traded price of common stock during the 15 trading days prior to the issue date or (b) 70% of the lowest traded price for the common stock during the 15 trading days prior to conversion the note. The note matures in November 2020. The note has prepayment penalties between 115% and 125% of the principal and interest outstanding if repaid before 180 days from issuance. The note was partially repaid by conversion to stock.

1,000	-

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

121,200	-

On November 25, 2019, the Company signed a convertible promissory note with an investor. The $1,000,000 note was issued at a discount of $70,000 and bears interest at 8% per year. The note principal and interest up to $250,000 every 30-day calendar period are convertible into shares of common stock at the lower of (a) 75% of the lowest traded price of the common stock during the 10 trading days immediately preceding the notice of conversion or (b) $0.46 per share. The note matures in November 2020. The note has a redemption premium of 115% of the principal and interest outstanding if repaid before maturity. The note was partially repaid by conversion to stock.

825,000	-

On January 9, 2020, the Company entered into a $225,000 convertible note. The $225,000 note was issued at a discount of $13,500 and bears interest at 8% per year. The note principal and interest are convertible into shares of common stock at the lower of (a) 75% of the lowest traded price of the common stock during the 10 trading days immediately preceding the notice of conversion or (b) the lowest traded price of the common stock during the 10 trading days prior to the issuance of this note. The note matures in October 2020. The note has prepayment penalties of 110% to 125% of the principal and interest outstanding if repaid before 180 days from issuance. The note was increased by $25,000 due to the value of the stock price at conversion.

250,000	-

On January 27, 2020, the Company entered into a $223,300 convertible note. The $223,300 note was issued at a discount of $20,300 and bears interest at 8% per year. The note principal and interest are convertible into shares of common stock at 75% of the average of the lowest 3 trading prices during 15 trading days prior to conversion. The note matures in January 2021. The note has prepayment penalties of 110% to 125% of the principal and interest outstanding if repaid before 180 days from issuance. The note was repaid by conversion to stock.	-	-

On March 25, 2020 the Company signed a convertible promissory note with an investor. The $338,625 note was issued at a discount of $23,625 and bears interest at 8% per year. The note principal and interest are convertible into shares of common stock at the lower of (a) $0.46 per share or (b) 75% of the lowest trading price of common stock during the 10 trading days prior to conversion. The note matures in March 2021. The note has prepayment penalties between 120% and 130% of the principal and interest outstanding if repaid before 180 days from issuance.	338,625	-

On June 26, 2020 the Company signed a convertible promissory note with an investor. The $430,000 note was issued at a discount of $30,000 and bears interest at 8% per year. The note principal and interest are convertible into shares of common stock at the lower of (a) $0.47 per share or (b) 70% of the lowest trading price of common stock during the 10 trading days prior to conversion. The note matures in June 2021. The note has prepayment penalties between 120% and 130% of the principal and interest outstanding if repaid before 180 days from issuance.	430,000	-

Total Convertible Notes Payable	1,989,975	2,876,950

Less: Unamortized original issue discounts	888,075	752,126

Current Portion of Convertible Notes Payable	1,101,900	2,124,824

Long-term Portion of Convertible Notes Payable	$ -	$ -

The original issue discount is being amortized over the terms of the convertible notes using the effective interest method. During the years ended June 30, 2020 and 2019, the Company amortized $340,526 and $89,279 of debt discounts to interest expense and $1,825,506 and $644,055 to interest accretion.

Four convertible promissory notes were entered into during the year ended June 30, 2020, and subsequently repaid prior to June 30, 2020. The Company incurred prepayment penalties of approximately $139,000 due to the advance repayment of two of these convertible notes.

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

Accrued but unpaid interest on the notes is convertible by the lender into, and payable by the Company in common shares at a price per common share equal to the most recent closing price of the Company’s common shares prior to the delivery to the Company of a notice of conversion, or the due date of interest, as applicable. Interest, when due, is payable either in cash or common shares.

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

Warrants

The Company issued common stock and warrants as consideration for the convertible notes. The warrants contain certain anti-dilutive clauses that are accounted for as financial derivatives. See Note 8 for common stock issued. Unexercised warrants of 204,771,864 after anti-dilution protection adjustment, are outstanding at June 30, 2020. All outstanding warrants have an original exercise prices of $4 per share, contain anti-dilution protection clauses, and expire 36 months from issue date. The anti-dilution clause was triggered for outstanding warrants, which now have an exercise price below $4 per share. As of June 30, 2020, outstanding warrants expire between November 29, 2021 and November 18, 2022.

The warrants meet the definition of a derivative liability instrument because the exercise price is variable and therefore does not meet the “fixed-for-fixed” criteria outlined in ASC 815-40-15. As a result, the value of unexercised warrants are recorded as a derivative liability at fair value and marked-to-market each period with the changes in fair value each period charged or credited to other income (expense).

Note 5 – Fair Value Measurements

The following table presents information about the assets and liabilities that are measured at fair value on a recurring basis at June 30, 2020 and 2019 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

At June 30, 2020
Assets:	Total	Level 1	Level 2	Level 3
Goodwill	$ 834,220	$ -	$ -	$ 834,220
Customer list	748,853	-	-	748,853
Vendor relationship	407,153	-	-	407,153
Development costs	280,315	-	-	280,315
	$1,990,226	$ -	$ -	$1,990,226
Liabilities:
Original issue discount, convertible debt	$ 213,300	$ -	$ -	$ 213,300
Derivative liability, warrants	33,312	-	-	33,312
Total:	$ 246,612	$ -	$ -	$ 246,612

At June 30, 2019
Liabilities:	Total	Level 1	Level 2	Level 3
Original issue discount, convertible debt	$979,569	$ -	$ -	$ 979,569
Derivative liability, warrants	46,375	-	-	46,375
Total:	$ 1,025,944	$-	$-	$ 1,025,944

As of June 30, 2020, the only asset required to be measured on a nonrecurring basis was goodwill and the fair value of the asset amounted to $834,220 using level 3 valuation techniques.

The Company measures the fair market value of the Level 3 liability components using the Monte Carlo model and projected discounted cash flows, as appropriate. These models were initially prepared by an independent third party and consider management’s best estimate of the conversion price of the stock, an estimate of the expected time to conversion, an estimate of the stock’s volatility, and the risk-free rate of return expected for an instrument with a term equal to the duration of the convertible note.

The significant unobservable valuation inputs for the convertible notes include an expected rate of return of 0%, a risk-free rate of 0.09% and volatility of 300%.

The derivative liability was valued using the Monte Carlo pricing model with the following inputs:

At June 30, 2020
Risk-free interest rate:	0.09%
Expected dividend yield:	0.00%
Expected stock price volatility:	300.00%
Expected option life in years:	.089 to 1.69 years
At June 30, 2019
Risk-free interest rate:	1.72 -2.83%
Expected dividend yield:	0.00%
Expected stock price volatility:	180.00%
Expected option life in years:	2.80 to 3.00 years

The following table sets forth a reconciliation of changes in the fair value of the Company’s convertible debt components classified as Level 3 in the fair value hierarchy at June 30, 2020:

Balance at June 30, 2019	$ 1,025,944
Convertible securities at inception	2,027,000
Settlement of conversion features and warrants	(152,374)
Realized	(240,903)
Unrealized	(2,413,055)
Balance at June 30, 2020	$ 246,612

Balance at June 30, 2018	$ -
Convertible securities at inception	1,238,359
Settlement of conversion features and warrants	(301,613)
Realized	(83,487)
Unrealized	172,685
Balance at June 30, 2019	$ 1,025,944

Note 6 - Related Party Transactions

Notes Payable

The Company's notes payable obligations to related parties are as follows:

	2020	2019

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

	$ 400,000	$ 200,000

Fair value of unsecured notes payable to seller of Concepts and Solutions, a related party, bearing interest at 3% per year, payable in annual installments through November 30, 2021. Payments are subject to adjustment based on the achievement of minimum gross revenues and successful completion of certain pre-acquistion withholding tax issues of Concepts and Solutions.	1,030,079	-

Note payable to a stockholder in which the note principal plus 6% interest is payable in November 2021. Note was amended in March 2020 by increasing the balance by $225,000 and extending the maturity to March 2022. Interest is payable in cash or common stock, at the holders option. If interest is paid in common stock, the conversion price will be the market price at the time of conversion. Principal on the note at maturity is convertible into 1,000,000 shares of Series D Preferred Stock. If principal is paid prior to maturity, the right of conversion is terminated.	1,225,000	-

Note payable to a stockholder in which the note principal plus 6% interest is payable in November 2021. Interest is payable in cash or common stock, at the Company's option. If interest is paid in common stock, the conversion price will be the market price at the time of conversion. Principal on the note at maturity is convertible into 200,000 shares of Series D Preferred Stock. If principal is paid prior to maturity, the right of conversion is terminated.	200,000	-

Note payable to a stockholder in which the note principal plus interest at 10% is payable the earlier of 60 days after invoicing a certain customer, or August 20, 2020. On August 20, 2020, the interest on the note was paid and the note was renewed with an extension of the maturity date to March 30, 2021. The note is collateralized by a security interest in a certain customer purchase order.	385,000	-

Other short term payables due to stockholders and related parties	107,733	-

Total Related Party Notes Payable and Other Payables	3,347,812	200,000

Current Portion of Related Party Notes Payable and Other Payables	1,272,812	200,000

Long-term Portion of Related Party Notes Payable and Other Payables	$ 2,075,000	$ -

Leases

The Company leases property used in operations from a related party under terms of an operating lease. The term of the lease expires on December 31, 2021. The monthly lease payment is $1,500 plus maintenance and property taxes, as defined in the lease agreement. Rent expense for this lease was $18,000 and $9,000 for the years ended June 30, 2020 and 2019, respectively.

The Company leases a vehicle from related parties under a financing lease (Note 4). The Company is paying the lease payments directly to the creditors, rather than the lessor. The leased vehicle is used in operations for deliveries and installations.

Other Agreements

A related party collateralizes the Company’s short-term note with a certificate of deposit in the amount of $274,900, held at the same bank. The related party will receive a $7,500 collateral fee for this service (see Note 4).

Note 7 - Lease Agreements

Financing Lease Agreements

The Company leases vehicles under financing lease agreements (Note 4) requiring monthly payments totaling $813 (ranging from $263 to $461), including interest (ranging from 4.5% to 4.75%), over 5-year terms expiring through July 2020.

The Company has financing lease liabilities for offices and warehouses with monthly installments of $19,173 (ranging from $1,083 to $4,806) over 2 year terms, expiring through July 2022.

Right of use assets
Operating right of use assets	$223,982

Operating lease liabilities
Current portion of long term notes payable	$114,288
Notes payable, less current portion	109,694
Total operating lease liabilities	$223,982

As of June 30, 2020, operating lease maturities are as follows:

Period ending June 30,
2021	$114,288
2022	109,694
$223,982

As of June 30, 2020, the weighted average remaining lease term was 1.75 years.

Note 8 – Equity

In fiscal years 2020 and 2019, 642,857 and 706,618 shares were awarded under the Stock Plan (see Note 13).

In fiscal year 2020, the Company issued 525,000 common shares as consideration for convertible notes. In fiscal year 2019, the Company issued 302,271 common shares as consideration for convertible notes.

In fiscal year 2020, the Company issued 500,000 shares of Series E Preferred Stock to an investor that converts into 1,190,476 shares of common stock as consideration for a convertible note. There were no preferred shares issued in fiscal year 2019.

In fiscal years 2020 and 2019, 0 and 60,000 shares were returned and cancelled upon repayment of a convertible note prior to maturity.

During the years ended June 30, 2020 and 2019, the Company issued 7,619,912 and 346,618 common shares for professional consulting services, respectively. The shares were valued at $2,020,150 and $800,751 upon issuance, for the years ended June 30, 2020 and 2019, respectively.

In fiscal year 2019, the Company repurchased 38,625 shares from an entity with a common board member under a Share Purchase Agreement related to the sale of Entertainment. These shares are issued but not outstanding at June 30, 2019.

During fiscal year 2020, investors exercised warrants in exchange for 32,052,654 common shares in cashless transactions. During fiscal year 2019, an investor exercised warrants in exchange for 381,944 common shares in a cashless transaction.

See the capital structure section in Note 1 for disclosure of the equity components included in the Company’s consolidated financial statements.

Note 9 - Income Taxes

The Company’s effective tax rate differed from the federal statutory income tax rate for the years ended June 30, 2020 and 2019 as follows:

Federal statutory rate	21%
State tax, net of federal tax effect	5.31%
Valuation allowance	-26%
Effective tax rate	0%

The Company had no federal or state income tax (benefit) for the years ended June 30, 2020 and 2019.

The Company’s deferred tax assets and liabilities as of June 30, 2020 and 2019, are summarized as follows:

	2020	2019
Federal
Deferred tax assets	$ 4,825,100	$ 2,980,100
Less valuation allowance	(4,825,100)	(2,980,100)
Deferred tax liabilities	-	-

State
Deferred tax assets	1,290,900	866,300
Less valuation allowance	(1,290,900)	(866,300)
Deferred tax liabilities	-	-
	-	-
Net Deferred Tax Assets	$ -	$ -

The Company’s policy is to provide for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse. The Company has not generated taxable income and has not recorded any current income tax expense at June 30, 2020 and 2019.

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

The Company’s deferred tax assets are primarily comprised of net operating losses (“NOL”) that give rise to deferred tax assets. The NOL carryforwards expire over a range from 2020 to 2037, with certain NOL carryforwards that have no expiration. There is no tax benefit for goodwill impairment, which is permanently non-deductible for tax purposes. Additionally, due to the uncertainty of the utilization of NOL carry forwards, a valuation allowance equal to the net deferred tax assets has been recorded.

The significant components of deferred tax assets as of June 30, 2020 and 2019, are as follows:

	2020	2019
Net operating loss carryforwards	$ 5,767,000	$ 3,826,100
Valuation allowance	(6,116,000)	(3,846,400)
Property and equipment	(10,500)	(7,100)
Goodwill	278,900	-
Intangible assets	35,800	-
Inventory allowance	17,800)	5,400
Warranty accrual	27,000	22,000
Net Deferred Tax Assets	$ -	$ -

As of June 30, 2020, the Company does not believe that it has taken any tax positions that would require the recording of any additional tax liability nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next twelve months. As of June 30, 2020, the Company’s income tax returns generally remain open for examination for three years from the date filed with each taxing jurisdiction.

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

On September 4, 2019, the Company recorded a pre-acquisition liability for approximately $591,000 relative to unpaid payroll tax liabilities and associated penalties and fees of Concepts and Solutions (Note 12). The liability is included in the note payable to seller of $1,030,079 at June 30, 2020 (Note 6).

On August 14, 2020, the Company entered into a legal settlement agreement and recorded a liability for $2,000,000 related to a lawsuit by a previous creditor of Galaxy CO (Note 1). The $2,000,000 liability is included in the balance sheet at June 30, 2020.

Concentrations

Galaxy contracts the manufacturer of its products with overseas suppliers. The Company’s sales could be adversely impacted by a supplier’s inability to provide Galaxy with an adequate supply of inventory.

Galaxy has three customers that accounted for approximately 79% of accounts receivable at June 30, 2020 and one customer that accounted for approximately 86% of accounts receivable at June 30, 2019. Galaxy has two customers that accounted for approximately 40% of total revenue for the year ended June 30, 2020 and four customers that accounted for 79% of revenues for the year ended June 30, 2019.

Note 11 - Material Agreements

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

Consulting Agreement

Galaxy entered into a 26 month consulting agreement in May 2017 for advisory services. In exchange for services provided, the consultants receive consulting fees of $15,000 per month and a 4.5% equity interest in Galaxy. The 4.5% equity interest was converted to common stock upon the Common Controlled Merger of R&G and Galaxy CO (as described in Note 1). The consulting agreement was renewed in May 2019 with monthly payment terms of $15,000 and 450,000 shares of common stock upon execution of the renewal. The Company paid the consultants $15,000 and $261,000 in fees and expenses for consulting services provided during the years ended June 30, 2020 and 2019, respectively. The Company issued 450,000 shares to the consultants under the Company’s Stock Plan during the year ended June 30, 2019. The Company issued 1,097,857 shares to the consultant for consulting services during the year ended June 30, 2020.

Consulting Agreement

The Company entered into a consulting agreement in May 2018 for advisory services such as maintaining ongoing stock market support such as drafting and delivering press releases and handling investor requests. The program will be predicated on accurate, deliberate and direct disclosure and information flow from the Company and dissemination to the appropriate investor audiences. In exchange for these consulting services provided, the advisor received $15,000 at contract inception, 10,000 shares of common stock and $4,000 monthly through April 2019. The contract renews automatically each year. The Company paid the consultants $16,500 and $222,500 in fees and expenses for consulting services provided during the years ended June 30, 2020 and 2019.

Agency Agreement

Effective December 11, 2018, the Company entered into a 12 month contract with an agent to raise capital. The agent receives a finder’s fee ranging from 4% to 8% relative to the amount of capital raised, plus restricted shares in an amount equal to 4% of capital raised, if successful. The Agreement contains an option to extend the contract term for an additional six months. The Company paid $11,600 in fees and issued 212,990 shares of common stock during the year ended June 30, 2020. The Company paid $98,400 in fees and issued 46,618 shares of common stock during the year ended June 30, 2019.

Master Service Agreement

Effective January 2, 2019, the Company entered into a 3 month contract with a business for advisory services including among other services, presenting and introducing the Company to the financial community of investors. The Company paid $300,000 and issued 300,000 common stock shares under this agreement during the year ended June 30, 2019. The relationship with this advisor is continuing on an as-needed basis.

Investor Relations and Advisory Agreement

On May 1, 2019, the Company entered into an Investor Relations and Advisory Agreement. The Company pays $8,000 per month under this agreement in cash and a restricted common stock monthly fee in advance of services each month. The number of shares issued is calculated based on the closing price of the Company's common shares on the first day of the month. The Company paid $24,000 and $4,040 in fees during years ended June 30, 2020 and 2019. The Company issued 52,508 common shares under this agreement during fiscal year 2020.

Financial Advisory Engagement

Effective June 4, 2019, the Company engaged a financial advisor to act as the Company’s exclusive financial advisor, lead managing underwriter and sole book running manager and investment banker in connection with a proposed offering. The engagement period of the agreement is June 4, 2019 to May 31, 2020. The Company issued 0 and 250,000 shares to the financial advisor for services in fiscal years 2020 and 2019, respectively.

Business Development and Marketing Agreement

Effective June 10, 2019, the Company entered into a three-month contract for certain advisory and consulting services. The Company will issue 15,000 shares and pay $20,000 per month under the terms of the agreement. The Company paid $347,300 and $35,000 in fees during the years ended June 30, 2020 and 2019. The Company issued 5,510,000 and 60,000 shares to the consultant for consulting services during the years ended June 30, 2020 and 2019, respectively.

Consulting Agreement

Effective October 1, 2019, the Company entered into a 1 year agreement for corporate consulting services and financial advisory services. The Company will issue 50,000 shares to the consultant each quarter, up to a total of 200,000 shares for the year. The Company paid $49,800 and $0 in fees during the years ended June 30, 2020 and 2019. The Company issued 150,000 shares to the consultant for consulting services during the year ended June 30, 2020.

Purchase Agreement

On May 31, 2020, the Company entered into a 2 year Purchase Agreement with an investor, which was amended and restated on July 9, 2020. Pursuant to the terms of the Purchase Agreement, the investor agreed to purchase up to $2 million of the Company’s common stock (subject to certain limitations) from time to time during the term of the Agreement. The Company issued 2,500,000 shares to the investor as consideration for its commitment to purchase shares of the Company’s common stock. The Company will use proceeds from shares issued to the investor for working capital and general and administrative expenses.

Employment Agreements

On January 1, 2020, the Company entered into an employment agreement with the Chief Executive Officer (CEO) of the Company for a two-year term which was amended on September 1, 2020. Under the amended employment agreement, the CEO will receive annual compensation of $500,000, and an annual discretionary bonus based on profitability and revenue growth. The agreement includes a non-compete agreement and severance benefits of $90,000.

On January 1, 2020, the Company entered into an employment agreement with the Chief Finance Officer/Chief Operations Officer (CFO/COO) of the Company for a two-year term, which was amended on September 1, 2020. Under the amended employment agreement, the CFO/COO will receive annual compensation of $250,000, an annual discretionary bonus based on profitability and revenue growth. The agreement includes a non-compete agreement and severance benefits of $72,000.

Note 12 - Acquisitions

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

There was no cash consideration paid by Galaxy to FLCR on the date of the reverse triangular merger. Instead, shares of stock were issued and exchanged, and the Company acquired $1,511,844 of net assets of FLCR. At the closing of the merger, all of FLCR’s convertible promissory notes were converted into FLCR’s common shares. The merger agreement contains potential future tax advantages of the net operating loss carryforward available to offset future taxable income of the combined company, up to a maximum of $150,000, over a 5-year period beginning June 22, 2018. There is a valuation allowance reducing this tax benefit to zero at June 30, 2020 and 2019.

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

Other assets noted in the table above consist of the differences between the acquired assets and liabilities of Full Circle Entertainment distributed to pre-acquisition FLCR shareholders. The Company sold the Entertainment subsidiary on February 6, 2019 to focus on its primary business plan. As a result, the Company did not receive any economic benefit from the related other assets in the table above, nor incur any obligations from the corresponding liabilities.

The consideration received for the sale of Entertainment was 38,625 shares of Galaxy common stock at the fair value on the date of the transaction, or $92,700. The fair value of the Galaxy common shares received offset the assets and liabilities of Entertainment, with the difference recorded as a gain on the sale for the year ended June 30, 2019. The gain on the sale has been recorded in other income in the Consolidated Statement of Operations.

The following table presents a summary of Entertainment’s identifiable assets and liabilities at February 6, 2019, the date of the sale:

Assets
Cash	$36,290
Property and equipment, net	4,006,426
Receivables	4,500
Inventories	5,610
Other assets	1,522,714
Total Assets	5,575,540
Liabilities
Accounts payable	22,424
Debt	5,393,623
Accrued expenses	127,481
Total Liabilities	5,543,528
Net Assets	$32,012
Noncash consideration for net assets of Entertainment	92,700
Gain on Sale	$60,688

Concepts and Solutions Acquisition

On September 4, 2019, Galaxy entered into a stock purchase agreement with Concepts and Solutions. Under the terms of the stock purchase agreement, 100% of the outstanding capital for both Concepts and Solutions was purchased by Galaxy. Concurrent with this acquisition, the Company applied pushdown accounting; therefore, the consolidated financial statements after completion of the acquisition include the assets, liabilities, and results of operations of the combined company from and after the closing date. As part of the stock purchase agreement, Galaxy issued 1,350,000 common shares to the seller with a value of $1,485,000. In addition to the issuance of common shares, the Company entered into three promissory notes with the seller for a total note payable of $3,000,000. Payments under the notes are subject to adjustment based on the achievement of minimum gross revenues and successful resolution of certain pre-acquisition payroll withholding tax issues of Concepts and Solutions. The Company believes future earnings goals will not be met and valued the note payable at $1,484,473, which includes approximately $584,000 of accrued pre-acquisition withholding tax liabilities (See Note 10).

The balance of the note payable is $1,030,079 at June 30, 2020.

Management of the Company determined that a triggering event to assess the impairment of goodwill associated with the acquisition of Concepts and Solutions occurred during the third quarter of 2020. While there was no single event, the consideration in totality of several factors that developed during this quarter led management to conclude that it was more likely than not that the fair values of certain intangible assets and goodwill acquired as part of the acquisition were below their carrying amounts. See Notes 1 and 12.

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
$ 2,620,350

As a result of the Company pushing down the effects of the acquisition, certain accounting adjustments are reflected in the consolidated financial statements, such as goodwill and other intangible assets initially recognized of

$3,760,287 and reflected in the balance sheet as of September 30, 2019. Goodwill and other intangible assets recognized is primarily attributable to the amount of the consideration in excess of the fair value of Concepts and Solutions at the date of purchase.

Note 13 – Stock Plan

An Employee, Directors, and Consultants Stock Plan was established by the Company. The Plan is intended to attract and retain employees, directors and consultants by aligning the economic interest of such individuals more closely with the Company’s stockholders, by paying fees or salaries in the form of shares of the Company’s common stock. The Plan is reviewed annually. The 2020 Plan is effective September 16, 2020 and expires December 15, 2021. The 2019 Plan is effective December 13, 2018 and expires June 1, 2020. Common shares of 2,000,000 are reserved for stock awards under the Plans. There were 965,000 and 642,857 shares awarded under the Plans as of June 30, 2020 and 2019, respectively.

Note 14 - Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had negative working capital of approximately $7,000,000, an accumulated deficit of approximately $23,500,000, and cash used in operations of approximately $7,400,000 at June 30, 2020.

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

On July 1, 2020, the Company signed a lease agreement for a warehouse in Jacksonville, Florida. The lease expires in June 30, 2021 and requires monthly installments of $3,524. Future lease payments are approximately $43,000 per year for the year ended June 30, 2021.

On August 1, 2020, the Company signed a lease agreement for a warehouse in Peoria, Arizona. The lease expires in July 31, 2022 and requires monthly installments ranging from $1,463 to $3,012. Future escalating lease payments are approximately $29,000 and $39,000 for the years ended June 30, 2021 and 2022.

In July and August 2020, the Company issued a total of 242,000,000 shares to an investor in exchange for proceeds of $1,884,520 under the Purchase Agreement dated May 19, 2020 (Note 11).

In July 2020, the Company issued 784,966,812 common shares to investors in satisfaction of $977,350 of principal on convertible notes.

In July and August 2020, a warrant holder exercised warrants and received 204,771,864 shares in five cashless transactions.

In July and August 2020, the Company entered into new $125,000 and $500,000 convertible notes with an investor.

On July 30, 2020, the Company entered into a two year accounts receivable factoring agreement with a financial services company to provide working capital. Factoring fees are 2.5% of the face value of the account receivable sold to the factoring agent per month until collected. For collections over 90 days from the invoice date, the fee increases to 3.5%. The agreement contains a credit line of $1,000,000 and requires a minimum of $300,000 of factored receivables per calendar quarter. The agreement includes early termination fees. The Company has factored approximately $390,000 of accounts receivable as of September 25, 2020.

In August 2020, the Company issued 327,513,771 common shares to investors in satisfaction of $804,160 of principal on convertible notes.

As of September 25, 2020, the Company paid approximately $732,000 under the Settlement Agreement dated August 14, 2020 (Note 10).

Galaxy renewed a consulting agreement in April 2020 for advisory services with a stockholder. In exchange for services provided, the consultant receives consulting fees paid out in stock not resulting in a greater than 4.9% equity interest in Galaxy.

Effective September 16, 2020, the company adopted the Employee, Directors and Consultants Stock Plan 2020 and reserved 97,250,000 shares of common stock for distribution under the Plan. On September 18, 2020, the Company issued 97,250,000 shares registered under the Stock Plan 2020 to a consultant for services. The Plan expires on December 15, 2021.

In September 2020, the Company issued 6,500,000 shares for consulting services.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this Annual Report. The Disclosure Controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Annual Report. Throughout the course of our evaluation of our internal control over financial reporting, we advised our Board of Directors that we had identified a material weakness as defined under standards established by the Public Company Accounting Oversight Board (United States). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness we identified is discussed in “Management’s Report on Internal Control Over Financial Reporting” below. Our Chief Executive Officer and our Chief Financial Officer have concluded that as a result of the material weakness, as of the end of the period covered by this Annual Report, our Disclosure Controls were not effective.

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

Because of the material weakness described above, management concluded that, as of June 30, 2020 our internal control over financial reporting was not effective based on the criteria established in Internal Control-Integrated Framework issued by COSO. There has been no change in our internal controls that occurred during our most recent fiscal period that has materially affected, or is reasonably likely to affect, our internal controls.

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

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Title

Gary LeCroy	52	Chief Executive Officer, President and Director
Magen McGahee	35	Chief Operating Officer, Chief Financial Officer, Secretary and Director
Carl R. Austin	81	Director

Gary LeCroy, Chief Executive Officer, President and Director

Mr. LeCroy has served as the Chief Executive Officer and President of the private company Galaxy Next Generation, Ltd since founding the company in November, 2016. Previously, Mr. LeCroy owned and operated R&G Sales, Inc. located in Toccoa, Georgia from 2004 to 2018 and has been our Chief Executive Offcier since our merger in 2018. Mr. LeCroy served as CEO and sales director for that company which was involved in the sales and distribution of educational technology. In May 1988, Mr. LeCroy graduated with an Associate degree in business from Piedmont College in Demarest, Georgia.

Magen McGahee, Chief Operating Officer, Chief Financial Officer, Secretary and Director

Ms. McGahee has served as the  COO and CFO of Galaxy Next Generation, Ltd. since founding the company in November, 2016 and has acted as our Chief Operating and Finance Officer since our merger in 2018. From 2014 to 2016, Ms. McGahee worked as Vice President of LeCroy Educational Technology located in Toccoa, Georgia. LeCroy Educational Technology sells interactive presentation panels in the educational market. From 2013 to 2014, Ms. McGahee worked with Qomo, Inc. as a Director, Strategic Partnerships, developing programs and video display models that would allow expansion into the U.S. market Ms. McGahee worked for MIMIO Corporation on its sales leadership team from 2008 to 2013. MIMIO now Boxlight Corporations, (BOXL) is a manufacturer of interactive video displays for the educational market..Ms. McGahee received a Bachelor of Science degree in early childhood education at Valdosta State College in 2005, located in Valdosta, Georgia. In 2010, Ms. McGahee received a Master of Business Administration degree from Georgia Tech, located in Atlanta, Georgia.

Carl R. Austin, Director

Mr. Austin is the founder and owner of CJ Austin, LLC, a company located in Brandenburg, Kentucky. CJ Austin, LLC is in the real estate, development and investment business, and Mr. Austin has worked there from its organization in 1992 to the present. Mr. Austin is an entrepreneur and he owns and operates shopping centers, car washes and residential and commercial real estate. In 1962, Mr. Austin received a Bachelor of Science degree from Indiana University, located in Bloomington, Indiana.  Mr. Austin has served as a director of our company since 2014.

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

Family Relationships

There are no family relationships between any officer and director.

Code Of Ethics

The Company has adopted a code of ethics that applies to the Company’s officers, and directors. Our Code of Ethics was included as an exhibit to our annual report on Form 10-K for the year ended December 31, 2004.

DELINQUENT SECTION 16(A) REPORTS

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

Based solely on the Company's review of the copies of the forms received by it during the fiscal year ended June 30, 2020 and written representations that no other reports were required, the Company does not believe that any persons required to make filings under Section 16(a) during such fiscal year failed to file such reports or filed such reports late other than the following:

(1) a late Form 4 filing reporting the acquisition of 500,000 share of Series E Preferred stock by Keith and Kevin Watson on November 14, 2019 that was filed with the SEC on December 23, 2019

Corporate Governance

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

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does the Company have a written nominating, compensation or audit committee charter. The Board of Directors believes that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the Board of Directors.

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

Board Meetings and Annual Meeting

During the fiscal year ended June 30, 2020, our Board of Directors held one formal board meeting. We did not hold an annual meeting during that time period. All of our directors attended at least 75% of the meetings of the Board of Directors.

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

SUMMARY COMPENSATION TABLE

Compensation of Officers and Directors:

The following table lists the compensation received by our former and current officers over the last two years.

Name	Position	Year	Salary	Stock	Other	Total
Gary D. LeCroy	CEO, President, Director	2020	$ 85,566	-	$549,022	$634,588
		2019	$292,028	-	-	$292,028
Magen McGahee	COO, CFO, Sec., Director	2020	$172,500	-	-	$172,500
		2019	$217,500	-	-	$217,500

Employment Agreements

On January 1, 2020, the Company entered into an employment agreement with Gary D. LeCroy to serve as its Chief Executive Officer (CEO) of the Company for a two-year term which was amended on September 1, 2020. Under the employment agreement, the CEO will receive annual compensation of $500,000, and an annual discretionary bonus based on profitability and revenue growth. The agreement includes a non-compete agreement and severance benefits of $90,000.

On January 1, 2020, the Company entered into an employment agreement with Magen McGahee to serve as its Chief Financial Officer/Chief Operations Officer (CFO/COO) of the Company for a two-year term was amended on September 1, 2020. Under the employment agreement, the CFO/COO will receive annual compensation of $250,000, an annual discretionary bonus based on profitability and revenue growth. The agreement includes a non-compete agreement and severance benefits of $72,000.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards held by the named executive officers at June 30, 2020.

Director Compensation

The following table sets forth information for the fiscal year ended June 30, 2019 regarding the compensation of our director who at June 30, 2020 was not also named an executive officer.

Name and Principal Position	Fees Earned or Paid in Cash	Option Awards	Other Compensation	Totals

Carl R. Austin(1)	-	-	-	-

(1)We compensated our non-executive director, Carl R. Austin by the issue of 44,511 shares of restricted stock, valued at $1.00 per share during the year ended June 30, 2019. Mr. Austin has not received other equity compensation as a director. We record stock-based compensation in accordance with the provisions set forth in ASC 718, Stock Compensation, using the modified prospective method.

The executive directors were not paid any fees for their service as directors; however, each of Mr. LeCroy and Ms. McGahee received compensation for service as officers of our company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of September 25, 2020 by:

●	each of our named executive officers;
●	each of our directors;
●	all of our current directors and executive officers as a group; and
●	each stockholder known by us to own beneficially more than five percent of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of September 25, 2020, pursuant to the exercise of options or warrants, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 2,194,556,901 shares of common stock outstanding.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each director and executive officer listed is c/o Galaxy Next Generation, Inc., 286 Big A Road, Toccoa, Georgia 30577.

Name of Beneficial Owner	Number of Shares Beneficially Owned Prior to Offering	Percentage of common stock Beneficially Owned
Directors and Executive Officers
Gary LeCroy	5,454,257	*
Magen McGahee	1,522,637	*
Carl Austin	528,415	*
All current executive officers and directors as a group (3 persons)	7,505,309	*
5% or Greater Stockholders
* less than 1%

Equity Compensation Plan Information

The following table sets forth information about the securities authorized for issuance under our equity compensation plans for the fiscal year ended June 30, 2020.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders:	-
Equity compensation plans not approved by stockholders	-	$-	-
2019 Stock Incentive Plan	-	$58.15	-
2020 Stock Incentive Plan	-	$3.46	1,503,079
Equity compensation plans not approved by stockholders	-	N/A	.
Total	-		1,303,079

Effective September 16, 2020 our Board of Directors approved a stock incentive plan that expires  December 15, 2021 and allows for the grant of awards to employees, directors and consultants of up to 97,250,000 shares of common stock. All 97,250,000 shares of common stock available for grant were issued to a consultant on September 18, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The following includes a summary of transactions during the years ended June 30, 2020 and 2019 and subsequent thereto to which we have been a party, in which the amount involved in the transaction exceeds the lesser of  $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements other than compensation arrangements described under "'Executive Compensation."

We had a short-term note payable to a stockholder, totaling $200,000 at June 30, 2019, in which the note principal plus interest of $10,000 was  payable in December 2019. Effective October 2019, the principal amount of the note was increased to $400,000 and the maturity extended to November 2021. Principal of the note is convertible into 400,000 shares of our Series D Preferred Stock at maturity. The balance of the note payable at June 30, 2020 and 2019 was $400,000 and $200,000.

We have notes payable to the seller of Concepts and Solutions, a related party, bearing interest at 3% annually, payable in annual installments from October 31, 2019 to November 30, 2021. Payments are subject to annual earnings. The balance of the notes payable at June 30, 2020 totaled $1,030,079 with $780,079 being considered current and the remainder as long term.

We have a note payable to a stockholder, bearing interest at 6% annually, payable in March 2022. Principal of the note is convertible into 1,225,000 shares of our Series D Preferred Stock. The balance of the note payable at June 30, 2020 and 2019 was $1,225,000 and $0.

We have a note payable to a stockholder, bearing interest at 6% annually, payable in November 2021. Principal of the note is convertible into 200,000 shares of our Series D Preferred Stock. The balance of the note payable at June 30, 2020 and 2019 was $200,000 and $0.

We have a note payable to a stockholder, bearing interest at 10% annually, payable August 20, 2020. The balance of the note payable at June 30, 2020 and 2019 was $385,000 and $0. In August 2020, the note’s maturity was extended to March 2021.

We have a note payable to a stockholder, payable on demand. The balance of the note payable at June 30, 2020 and 2019 was $52,000 and $0.

We have a note payable to a stockholder, payable on demand. The balance of the note payable at June 30, 2020 and 2019 was $55,733 and $0.

We lease property used in operations from a related party under terms of an operating lease. The term of the lease expires on December 31, 2021. The monthly lease payment is $1,500 plus maintenance and property taxes, as defined in the lease agreement. Rent expense for this lease was $18,000 and $9,000 for the years ended June 30, 2020 and 2019.

We lease vehicles from related parties (a family member of a director) under financing leases. We are paying the lease payments directly to the creditors, rather than the lessor. The leased vehicles are used in operations for deliveries and installations.

A related party (a family member of a director) collateralizes our short-term note with a CD in the amount of $274,900, held at the same bank. The related party will receive a $7,500 collateral fee for this service.

We have a $1,250,000 line of credit bearing interest at prime plus 0.5% (4.25% and 6.0% at June 30, 2020 and 2019, respectively) which expires October 12, 2020. The line of credit is collateralized by certain real estate owned by a family member of a stockholder, 850,000 shares of the Company's common stock owned by two stockholders, personal guarantees of two stockholders, and a key man life insurance policy. The outstanding balance was $1,236,598 and $1,230,550 at June 30, 2020 and 2019, respectively.

At June 30, 2018, we had outstanding a $15,000 note payable to a related party (shareholder) which the notes accrued interest on the original principal balance at a rate of 8% annually and was due on demand.  The liability for the note was sold with the Entertainment segment on February 6, 2019.

At June 30, 2018, we had various notes payable to a related party (shareholder) outstanding in the aggregate principal amount of $91,000.  The notes accrued interest on the original principal balance at a rate of 6.25% annually and were due on demand. The liability for the notes were sold with the Entertainment segment on February 6, 2019.

At June 30, 2018, we had a note payable to a related party (shareholder) outstanding in the principal amount of $8,000.  The note accrued interest on the original principal balance at a rate of 6.25% annually and was due on demand. The liability for the note was sold with the Entertainment segment on February 6, 2019.

At June 30, 2018, we had a note payable to a related party (shareholder) outstanding in the principal amount of $25,000.  The note did not accrue  interest and was due on demand. The liability for the note was sold with the Entertainment segment on February 6, 2019.

At June 30, 2018, we had a note payable to a related party (shareholder) outstanding in the principal amount of $125,000. The note accrued interest on the original principal balance at a rate of 9% annually and was due on October 2019. The liability for the note was sold with the Entertainment segment on February 6, 2019.

At June 30, 2018, we had various notes payable to a related party (shareholder) in the amount of $211,534 in which the notes accrue interest on the original principal balance at a rate of 10% annually through December 31, 2016 at which time the interest rate was reduced to 6.25% interest annually. The notes were scheduled to mature at various dates through July 2021. The liability for the notes were sold with the Entertainment segment on February 6, 2019.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of financial statements included in this Annual Report  and 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were:

- Somerset CPA’s, P.C. $369,000 for year ended June 30, 2020

-Somerset CPA’s, P.C. $256,200 for year ended June 30, 2019

Tax Fees:

There were no fees for tax compliance, tax advice and tax planning to our auditors for the years ended June 30, 2020 and 2019.

All Other Fees:

There were no other fees billed in either of the last two fiscal years for products and services provided by the principal accountant other than the services reported above.

PART IV

Item 15. Exhibits, Financial Statement Schedule.

(1)	Consolidated Financial Statements:

See Index to Consolidated Financial Statements at page F-1.

(2)	Financial Statement Schedule:

All schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits:

The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Annual Report.

Item 16. Form 10-K Summary

Not applicable.

ITEM 16. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBITS INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to the Registrant's Form 8A-12G, File No. 000-56006, filed with the Securities and Exchange Commission on December 3, 2018)
3.2	Bylaws (Incorporated by reference to the Registrant's Form 8A-12G, File No. 000-56006, filed with the Securities and Exchange Commission on December 3, 2018)
3.3	Certificate of Designation for Series D Preferred Stock (1)
3.4	Certificate of Designation for Series E Preferred Stock (1)
4.1

Galaxy Next Generation, Inc. Employees, Directors, and Consultants Stock Plan for the Year 2019 (Incorporated by reference to the Registrant's Registration Statement Form S8, File No. 333-248885, filed with the Securities and Exchange Commission on February 6, 2019)

4.2

Employees, Directors, and Consultants Stock Plan for the Year 2020 (Incorporated by reference to the Registrant's Registration Statement Form S8, File No. 333-229532, filed with the Securities and Exchange Commission on September 18, 2020)

10.1

Merger Agreement between Full Circle Registry, Inc. and Galaxy Next Generation, Inc. dated June 6, 2018 (Incorporated by reference to the Registrant's Current Report on Form 8K, File No. 000-56006, filed with the Securities and Exchange Commission on June 7, 2018)

10.2

Share Purchase Agreement dated January 24, 2019 between Galaxy Next Generation, Inc. and CIA LLC. (Incorporated by reference to the Registrant's Current Report on Form 8K, File No. 000-56006, filed with the Securities and Exchange Commission on February 13, 2019)

10.3

Stock Purchase Agreement dated September 3, 2019 between Galaxy Next Generation, Inc., Interlock Concepts, Inc., and Ehlert Solutions Group, Inc., its sister company (Incorporated by reference to the Registrant's Current Report on Form 8K, File No. 000-56006, filed with the Securities and Exchange Commission on September 5, 2019)

10.4

Secured Convertible Debenture issued by Galaxy Next Generation, Inc. (Incorporated by reference to the Registrant's Current Report on Form 8K, File No. 000-56006, filed with the Securities and Exchange Commission on December 4, 2019)

10.5

Securities Purchase Agreement, initially dated as of October 28, 2019 and amended and restated as of November 25, 2019, between Galaxy Next Generation, Inc. and YA II PN, LTD. (Incorporated by reference to the Registrant's Current Report on Form 8K, File No. 000-56006, filed with the Securities and Exchange Commission on December 4, 2019)

10.6

Security Agreement dated as of October 29, 2019 between Galaxy Next Generation, Inc. and YA II PN, LTD. (Incorporated by reference to the Registrant's Current Report on Form 8K, File No. 000-56006, filed with the Securities and Exchange Commission on December 4, 2019)

10.7

Registration Rights Agreement initially dated as of October 28, 2019 and amended and restated as of November 25, 2019 between Galaxy Next Generation, Inc. and YA II PN, LTD. (Incorporated by reference to the Registrant's Current Report on Form 8K, File No. 000-56006, filed with the Securities and Exchange Commission on December 4, 2019)

10.8

Employment Agreement between the Company and Magen McGahee dated January 1, 2017 (Incorporated by reference to the Registrant's Registration Statement on Form S-1, File No. 333-235905, filed with the Securities and Exchange Commission on January 13, 2020) (1)

10.9

Amendment to Purchase Agreement, dated July 9, 2020 by and between Galaxy Next Generation, Inc. and Tysadco Partner, LLC. (Incorporated by reference to the Registrant's Current Report on Form 8K, File No. 000-56006, filed with the Securities and Exchange Commission on July 10, 2020)

10.10

Registration Rights Agreement dated May 31, 2020 by and between Galaxy Next Generation, Inc. and Tysadco Partner, LLC (Incorporated by reference to the Registrant's Current Report on Form 8K, File No. 000-56006, filed with the Securities and Exchange Commission on July 10, 2020)

10.11	Employment Agreement between the Company and Gary LeCroy dated January 1, 2020 (1)
10.12	Employment Agreement between the Company and Magen McGahee dated January 1, 2020 (1)
10.13	Amendment to Employment Agreement between the Company and Gary LeCroy dated September 1, 2020
10.14	Amendment to Employment Agreement between the Company and Magen McGahee dated September 1, 2020
21.1	List of Subsidiaries (1)
23.1	Consent of Independent Registered Public Accounting Firm (1)
24.1	Power of Attorney (Included on the signature page of the registration statement)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certification of the Principal Accounting Office pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101	XBRL Interactive Data(2)

(1) Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GALAXY NEXT GENERATION, INC.
(Registrant)

Dated: September 28, 2020	/s/ Gary LeCroy
Gary LeCroy
Chief Executive Officer, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/Gary LeCroy	Chief Executive Officer, President and	September 28, 2020
Gary LeCroy	Director (Principal Executive Officer)

/s / Magen McGahee	Chief Operating Officer, Chief Financial	September 28, 2020
Magen McGahee	Officer (Principal Accounting Officer)

/s/ Carl Austin	Director	September 28, 2020
Carl Austin

Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TORULES 13a-14 AND 15d-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934,

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gary LeCroy, certify that:

1. I have reviewed this Annual Report on Form 10-K for the year ended June 30, 2020 of Galaxy Next Generation, Inc. (the “registrant”);

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

c. Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: September 28, 2020

/s/ Gary LeCroy

Gary LeCroy

Chief Executive Officer, President, and Director

Exhibit 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TORULES 13a-14 AND 15d-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934,

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Magen McGahee, certify that:

1. I have reviewed this Annual Report on Form 10-K for the year ended June 30, 2020 of Galaxy Next Generation, Inc. (the “registrant”);

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

c. Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: September 28, 2020

/s/ Magen McGahee

Magen McGahee

Chief Operating Officer, Chief Financial Officer, Secretary and Director

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY

ACT OF 2002

In connection with the Annual Report of Galaxy Next Generation, Inc. (the “Company”) on Form 10-K pursuant for the year ended June 30, 2020, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Gary LeCroy, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: September  28, 2020

/s/ Gary LeCroy
Gary LeCroy

Chief Executive Officer, President and Director

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANESOXLEY

ACT OF 2002

In connection with the Annual Report of Galaxy Next Generation, Inc. (the “Company”) on Form 10-K pursuant for the year ended June 30, 2020, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Magen McGahee, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: September 28, 2020

/s/ Magen McGahee

Magen McGahee

Chief Financial Officer, Secretary and Director