Form 10-K/A
period 2020-06-30
GALAXY NEXT GENERATION, INC.
filed 2020-10-16
CIK 1127993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2020

or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission File Number: 000-56006

GALAXY NEXT GENERATION, INC.

(Exact name of registrant as specified in its charter)

NEVADA	61-1363026
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

285 Big A Road Toccoa, Georgia 30577

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (706) 391-5030

-i-

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g): Common Stock

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting Company	[X]
Emerging growth company	[ ]

-ii-

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

The number of shares outstanding of the issuer’s Common Stock, as of October 16, 2020 was 2,194,556,901.

Documents Incorporated By Reference: None

EXPLANATORY NOTE

Galaxy Next Generation, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (the “Form 10-K”), which was originally filed on  September 28, 2020 with the Securities and Exchange Commission (the “SEC”). The sole purpose for filing this Amendment is to include the Company’s Amended and Restated Certificate of Incorporation and Description of Securities as Exhibit 3.1 and Exhibit 4.3, respectively, in the Exhibit Index included in Item 16. Exhibits and Financial Schedules herein.

This Amendment is an exhibits-only filing solely for the purpose of filing additional exhibits and updating the Exhibit Index of the Form 10-K. This Amendment also updates, amends and supplements Part IV, Item 15 of the Form 10-K to include the filing of new Exhibits 31.1, 31.2, 32.1 and 32.2, certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) and (b) of the Securities Exchange Act of 1934, as amended. This Amendment does not affect any other parts of, or exhibits to, the Form 10-K, and those unaffected parts or exhibits are not included in this Amendment. Except as expressly stated in this Amendment, the Form 10-K continues to speak as of the date of the original filing of the Form 10-K, and the Company has not updated the disclosure contained in this Amendment to reflect events that have occurred since the filing of the Form 10-K. Accordingly, this Amendment must be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Form 10-K, including amendments to those filings, if any.

-iii-

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

Item 16. Form 10-K Summary

Not applicable.

ITEM 16. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBITS INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (1)
4.3	Description of Securities (1)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certification of the Principal Accounting Office pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

___________________________

(1) Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GALAXY NEXT GENERATION, INC.
(Registrant)

Dated October 16, 2020	/s/ Gary LeCroy
Gary LeCroy
Chief Executive Officer, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/Gary LeCroy	Chief Executive Officer, President and	October 16, 2020
Gary LeCroy	Director (Principal Executive Officer)

/s / Magen McGahee	Chief Operating Officer, Chief Financial Officer	October 16, 2020
Magen McGahee	(Principal Accounting Officer)

/s/ Carl Austin	Director	October 16, 2020
Carl Austin

Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO RULES 13a-14 AND 15d-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934,

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gary LeCroy, certify that:

1. I have reviewed this Annual Report on Form 10-K/A (Amendment No. 1) for the year ended June 30, 2020 (this “report”) of Galaxy Next Generation, Inc. (the “registrant”);

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

Date: October 16, 2020

/s/ Gary LeCroy

Gary LeCroy

Chief Executive Officer, President, and Director

Exhibit 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO RULES 13a-14 AND 15d-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934,

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Magen McGahee, certify that:

1. I have reviewed this Annual Report on Form 10-K/A (Amendment No. 1) for the year ended June 30, 2020 (this “report”) of Galaxy Next Generation, Inc. (the “registrant”);

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

Date: October 16, 2020

/s/ Magen McGahee

Magen McGahee

Chief Operating Officer, Chief Financial Officer, Secretary and Director

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY

ACT OF 2002

In connection with the Annual Report of Galaxy Next Generation, Inc. (the “Company”) on Form 10-K/A (Amendment No. 1) pursuant for the year ended June 30, 2020, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Gary LeCroy, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 16, 2020

/s/ Gary LeCroy
Gary LeCroy

Chief Executive Officer, President and Director

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANESOXLEY

ACT OF 2002

In connection with the Annual Report of Galaxy Next Generation, Inc. (the “Company”) on Form 10-K/A (Amendment No. 1) pursuant for the year ended June 30, 2020, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Magen McGahee, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 16, 2020

/s/ Magen McGahee

Magen McGahee

Chief Financial Officer, Secretary and Director