Form 10-Q
period 2020-09-30
GALAXY NEXT GENERATION, INC.
filed 2020-11-12
CIK 1127993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-56006

GALAXY NEXT GENERATION, INC.

  (Exact Name of Registrant as Specified in Its Charter)

Nevada	61-1363026
(State of Incorporation)	(IRS Employer Identification No.)

285 N Big A Road Toccoa, Georgia	30577
(Address of Principal Executive Offices)	(Zip Code)

(706) 391-5030

(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: (None)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes[X] No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Non-accelerated filer [X]	Accelerated filer [ ] Smaller reporting company [X] Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The number of shares outstanding of the issuer's Common Stock, as of November 11, 2020 was 2,328,784,419.

-i-

The accompanying unaudited interim condensed consolidated financial statements included herein, have been prepared by Galaxy Next Generation, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated statements have been prepared in accordance with the Company's accounting policies described in the Company's Annual Report on Form 10-K for the year ended June 30, 2020 and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in that report. Unless the context indicates otherwise, references to the "Company," "we, " "us," "our" or "Galaxy" means Galaxy Next Generation, Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1 – Unaudited Condensed Consolidated Financial Statements

The following unaudited condensed consolidated financial statements are included herein:

GALAXY NEXT GENERATION, INC.
Condensed Consolidated Balance Sheets

	September 30, 2020	June 30, 2020
Assets	(Unaudited)	(Audited)
Current Assets
Cash	$ 411,721	$ 412,391
Accounts receivable, net	1,494,872	798,162
Inventories, net	817,010	738,091
Prepaid and other current assets	2,800	2,800
Total Current Assets	2,726,403	1,951,444

Property and Equipment, net (Note 3)	47,621	52,049

Intangibles, net (Notes 4 and 14)	1,355,803	1,436,315

Goodwill (Notes 4 and 14)	834,220	834,220

Operating right of use asset (Note 9)	249,299	223,982
Total Assets	$ 5,213,346	$ 4,498,010

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Line of credit (Note 5)	$ -	$ 1,236,598
Convertible notes payable, net of discount (Note 6)	677,546	1,101,900
Derivative liability, convertible debt features and warrants (Note 7)	1,276,312	246,612
Current portion of long term notes payable (Note 6)	570,962	512,425
Accrued legal settlement payable (Note 12)	500,000	1,282,000
Accounts payable	1,283,957	1,804,269
Accrued expenses	213,311	371,912
Deferred revenue	1,565,139	1,133,992
Short term portion of related party notes and payables (Note 8)	1,239,402	1,272,812
Total Current Liabilities	7,326,629	8,962,520
Noncurrent Liabilities
Line of credit (Note 5)	936,598	-
Long term portion of related party notes payable (Note 8)	2,075,000	2,075,000
Long term portion of accrued legal settlement payable (Note 12)	558,240	718,000
Notes payable, less current portion (Note 6)	447,614	482,553
Total Liabilities	11,344,081	12,238,073

Stockholders' Equity (Deficit)
Common stock	191,211	59,539
Preferred stock - Series E, non-redeemable	50	50
Additional paid-in-capital	30,309,574	15,697,140
Accumulated deficit	(36,631,570)	(23,496,792)
Total Stockholders' Equity (Deficit)	(6,130,735)	(7,740,063)

Total Liabilities and Stockholders' Equity (Deficit)	$ 5,213,346	$ 4,498,010

See accompanying notes to the condensed consolidated financial statements (unaudited)

GALAXY NEXT GENERATION, INC.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,
	2020	2019

Revenues	$1,178,213	$ 624,897
Cost of Sales	833,177	493,679

Gross Profit	345,036	131,218

General and Administrative Expenses
Stock compensation and stock issued for services	2,763,000	1,327,811
General and administrative	1,392,227	796,048
Total General and Administrative Expenses	4,155,227	2,123,859
Loss from Operations	(3,810,191)	(1,992,641)

Other Income (Expense)
Other income	-	3,049
Expenses related to convertible notes payable:
Change in fair value of derivative liability	(1,053,895)	802,968
Interest accretion	(399,936)	(228,933)
Interest expense related to Put Purchase Agreement (Note 13)	(4,006,900)	-
Interest expense	(3,863,856)	(601,790)

Total Other Income (Expense)	(9,324,587)	(24,706)

Net Loss before Income Taxes	(13,134,778)	(2,017,347)

Income taxes (Note 11)	-	-

Net Loss	$(13,134,778)	$(2,017,347)
Net Basic and Fully Diluted Loss Per Share	$ (0.008)	$ (0.138)

Weighted average common shares outstanding
Basic	1,642,915,407	14,658,382
Fully diluted	2,633,468,281	17,105,758

See accompanying notes to the condensed consolidated financial statements (unaudited).

GALAXY NEXT GENERATION, INC.
Consolidated Statement of Changes in Stockholders' Equity (Deficit)
Three Months Ended September 30, 2020
(Unaudited)
							Total
	Common Stock		Preferred Stock - Class E		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, July 1, 2020	628,039,242	$ 59,539	500,000	$50	$15,697,140	$(23,496,792)	$ (7,740,063)

Common stock issued for services	103,750,000	10,375	-	-	2,752,625	-	2,763,000

Common stock issued in exchange for debt reduction	968,475,442	96,847	-	-	7,877,359	-	7,974,206

Issuance of common stock to warrant holders	249,792,217	-	-	-	-	-	-

Commitment shares issued	2,500,000	250	-	-	54,750	-	55,000

Common stock issued under Put Purchase Agreement	242,000,000	24,200	-	-	3,927,000	-	3,951,900

Condolidated net loss	-	-	-	-	-	(13,134,778)	(13,134,778)

Balance September 20, 2020	2,194,556,901	$191,211	500,000	$50	$30,309,574	$(36,631,570)	$ (6,130,735)

See accompanying notes to the condensed consolidated financial statements (unaudited).

GALAXY NEXT GENERATION, INC.
Consolidated Statement of Changes in Stockholders' Equity (Deficit)
Three Months Ended September 30, 2019
(Unaudited)
					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, July 1, 2019	11,318,901	$ 1,072	$ 4,859,731	$ (9,470,685)	$ (4,609,882)

Common stock issued for services	555,000	57	1,283,243	-	1,283,300

Common stock issued for debt reduction	745,261	75	1,027,690	-	1,027,765

Settlement of conversion features	-	-	149,374	-	149,374

Issuance of common stock to warrant holders	644,709	-	-	-	-

Common stock issued as compensation	44,511	4	44,507	-	44,511

Common stock issued in acquisition of Ehlert Solutions
and Interlock Concepts, Inc.	1,350,000	135	1,720,216	-	1,720,351

Condolidate net loss	-	-	-	(2,017,347)	(2,017,347)

Balance September 20, 2019	14,658,382	$ 1,343	$ 9,084,761	$ (11,488,032)	$ (2,401,928)

See accompanying notes to the condensed consolidated financial statements (unaudited).

GALAXY NEXT GENERATION, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(13,134,778)	$ (2,017,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	84,940	7,832
Amortization of convertible debt discounts	74,775	60,268
Accretion and settlement of financing instruments
and change in fair value of derivative liability	1,381,363	(1,346,797)
Stock compensation and stock issued for services	2,870,472	-
Stock issued under Put Purchase Agreement	7,865,077	-

Changes in assets and liabilities:
Accounts receivable	(696,710)	82,359
Inventories	(78,919)	304,970
Accounts payable	(1,462,072)	(22,995)
Accrued expenses	(158,601)	(346,095)
Deferred revenue	431,147	(91,453)
Net cash used in operating activities	(2,823,306)	(3,369,258)

Cash Flows from Investing Activities
Acquisition of business, net of cash	-	2,967,918
Purchases of property and equipment	-	(17,636)
Net cash provided by investing activities	-	2,950,282

Cash Flows from Financing Activities
Principal payments on financing lease obligations	-	(1,649)
Principal payments on notes payable	(774)	-
Payments on advances from stockholder, net	(33,110)	-
Proceeds from convertible notes payable	840,000	667,000
Payments on line of credit, net	(300,000)	-
Proceeds from sale of common stock under Purchase Agreement	2,316,520	-
Net cash provided by financing activities	2,822,636	665,351

Net Increase (Decrease) in Cash and Cash Equivalents	(670)	246,375

Cash, Beginning of Period	412,391	169,430

Cash, End of Period	$ 411,721	$ 415,805

Supplemental and Non Cash Disclosures
Noncash additions related to convertible debt	$ 34,250	$ 119,986
Cash paid for interest	$ 19,986	$ 129,536
Interest on shares issued under Put Purchase Agreement	$4,006,900	$ -
Related party note payable issued for acquisition of business	$ -	$ 900,000
Settlement of conversion feature	$ -	$ 149,374
Acquisition of goodwill and intangibles	$ -	$3,760,287
Stock compensation and stock issued for services	$2,763,000	$1,327,811
Property leased with financing lease	$ 25,317	$ -
Accretion of discount on convertible notes payable	$1,029,700	$ -
Common stock issued in exchange for convertible debt reduction	$1,799,510	$1,027,765

See accompanying notes to the condensed consolidated financial statements (unaudited)

Note 1 - Summary of Significant Accounting Policies

Impact of Coronavirus Aid, Relief, and Economic Security Act

The Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was enacted in March 2020 in response to the COVID-19 pandemic. The CARES Act and related rules and guidelines include several significant provisions, including delaying certain payroll tax payments, mandatory transition tax payments, and estimated income tax payments that we are deferring to future periods.  As a result, the Company delayed payment of certain payroll tax payments in the amount of $19,517 as of September 30, 2020 and June 30, 2020, respectively.

In April 2020, the Company applied for an unsecured loan (the "PPP Loan") under the Paycheck Protection Program (PPP). The PPP was established under The CARES Act and is administered by the U.S. Small Business Administration (SBA). The PPP loan was approved and funded, and the Company entered into an unsecured loan of approximately $311,000. The PPP loan matures in April 2022 and accrues interest at an annual rate of 0.98%. The promissory note evidencing the PPP Loan contains customary events of default relating to, among other things, payment defaults and provisions of the promissory note. In accordance with the requirements of the CARES Act, the Company used the proceeds from the PPP Loan primarily for payroll costs. See Note 6.

In May 2020, the Company received a loan from the SBA under Section 7(b) of the Small Business Act. The $150,000 secured loan matures in May 2050 and accrues interest at an annual rate of 3.75%. The promissory note is collateralized by a security interest in substantially all assets of the Company. The loan proceeds are to fund working capital needs due to economic injury caused by the COVID-19 pandemic. See Note 6.

Corporate History, Nature of Business, Mergers and Acquisitions

Galaxy Next Generation LTD CO. ("Galaxy CO") merged with R&G Sales, Inc. ("R&G") ("common controlled merger") with R&G becoming the surviving company. R&G subsequently changed its name to Galaxy Next Generation, Inc.

On September 4, 2019, Galaxy acquired 100% of the stock of Interlock Concepts, Inc. ("Concepts") and Ehlert Solutions Group, Inc. ("Solutions"). The purchase price for the acquisition was 1,350,000 shares of common stock and a two year note payable to the seller for $3,000,000. The note payable to the seller is subject to adjustment based on the achievement of certain future gross revenues and successful completion of certain pre-acquisition withholding tax issues of Concepts and Solutions.

Solutions and Concepts are Utah-based audio design and manufacturing companies creating innovative products that provide fundamental tools for building notification systems primarily to K-12 education market customers located primarily in the north and northwest United States. These products and services allow institutions access to intercom, scheduling, and notification systems with improved ease of use. The products provide an open architecture solution to customers which allows the products to be used in both existing and new environments. Intercom, public announcement (PA), bell and control solutions are easily added and integrated within the open architecture design and software model. These products combine elements over a common internet protocol (IP) network, which minimizes infrastructure requirements and reduces costs by combining systems.

Galaxy is a manufacturer and U.S. distributor of interactive learning technology hardware and software that allows the presenter and participant to engage in a fully collaborative instructional environment. Galaxy's products include Galaxy's own private-label interactive touch screen panel as well as numerous other national and international branded peripheral and communication devices. New technologies like Galaxy's own touchscreen panels are sold along with renowned brands such as Google Chromebooks, Microsoft Surface Tablets, Lenovo and Acer computers, Verizon WiFi and more. Galaxy's distribution channel consists of approximately 30 resellers across the U.S. who primarily sell its products within the commercial and educational market. Galaxy does not control where the resellers focus their resell efforts; however, the K-12 education market is the largest customer base for Galaxy products comprising nearly 90% of Galaxy's sales. In addition, Galaxy also possesses its own reseller channel where it sells directly to the K-12 market, primarily throughout the Southeast region of the United States.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Any reference in these footnotes to applicable guidance is meant to refer to the authoritative U.S. generally accepted accounting principles ("GAAP") as found in the Accounting Standards Codification ("ASC") and Accounting Standards Update ("ASU") of the Financial Accounting Standards Board ("FASB").

The financial statements include the consolidated assets and liabilities of the combined company (collectively Galaxy Next Generation, Inc., Interlock Concepts, Inc., and Ehlert Solutions Group, Inc. referred to collectively as the "Company"). See Note 14.

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

Capital Structure

In accordance with ASC 505, Equity, the Company's capital structure is as follows:

	September 30, 2020
	Authorized	Issued	Outstanding

Common stock	4,000,000,000	2,194,557,083	2,194,518,458	$.0001 par value, one vote per share
Preferred stock	200,000,000	-	-	$.0001 par value, one vote per share
Preferred stock - Class A	750,000	-	-	$.0001 par value; no voting rights
Preferred stock - Class B	1,000,000	-	-	Voting rights of 10 votes for 1 Preferred B share; 2% preferred dividend payable annually

Preferred stock - Class C	9,000,000	-	-	$.0001 par value; 500 votes per share, convertible to common stock

Preferred stock - Class D	1,000,000	-	-	$.0001 par value; no voting rights, convertible to common stock, mandatory conversion to common stock 18 months after issue

Preferred stock - Class E	500,000	500,000	500,000	$.0001 par value; no voting rights, convertible to common stock

	June 30, 2020
	Authorized	Issued	Outstanding

Common stock	4,000,000,000	628,039,242	628,000,617	$.0001 par value, one vote per share

Preferred stock	200,000,000	-	-	$.0001 par value, one vote per share

Preferred stock - Class A	750,000	-	-	$.0001 par value; no voting rights

Preferred stock - Class B	1,000,000	-	-	Voting rights of 10 votes for 1 Preferred B share; 2% preferred dividend payable annually

Preferred stock - Class C	9,000,000	-	-	$.0001 par value; 500 votes per share, convertible to common stock
Preferred stock - Class D	1,000,000	-	-	$.0001 par value; no voting rights, convertible to common stock, mandatory conversion to common stock 18 months after issue

Preferred stock - Class E	500,000	500,000	500,000	$.0001 par value; no voting rights, convertible to common stock

There is no publicly traded market for the preferred shares.

There are 1,101,609,009 common shares reserved at September 30, 2020 under terms of the convertible debt agreements, Stock Plan and Put Purchase Agreement (see Notes 6, 14 and 15).

There are 125,953,028 issued common shares that are restricted as of September 30, 2020. The shares may become free-trading upon satisfaction of certain terms and regulatory conditions.

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

Revenue Recognition

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. To achieve this core principle, the Company applies the following five steps:

● Identify the contract with a customer

● Identify the performance obligations in the contract

● Determine the transaction price

● Allocate the transaction price to performance obligations in the contract

● Recognize revenue when or as the Company satisfies a performance obligation

All of the Company's performance obligations and associated revenue are generally transferred to customers at a point in time.  Shipping and handling costs billed to customers are included in revenue in the accompanying statements of operations. Costs incurred by the Company associated with shipping and handling are included in cost of sales in the accompanying statements of operations. Sales are recorded net of sales returns and discounts, and sales are presented net of sales-related taxes.

Contracts with Multiple Performance Obligations

Most contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. The Company's products can be sold on a stand-alone basis to customers which provides objective evidence of the fair value of the product portion of the multi-element contract, and thus represents the Company's best estimate of selling price.

The Company considers several factors in determining that control transfers to the customer including that legal title transfers to the customer, the Company has a present right to payment, and the customer has assumed the risks and rewards of ownership.

Product

Product revenue consists of fees for associated equipment sold, such as interactive panels, intercom, public announcement, bell and control solutions. Product sales resulting from fixed-price contracts involve a signed contract for a fixed price or a binding purchase order to provide the Company's interactive panels and accessories.  Revenue is recognized at a point in time once the product is installed at the customer's premises. Hardware items are generally invoiced in full on execution of the arrangement.

Service

Service revenue consists of installation and training services, support maintenance, technical assistance, bug fixes, and product repair. The Company satisfies its service performance obligations by providing "stand-ready" assistance as required over the contract period.  The fair value of these services is separately calculated using expected costs of the services. Many times, the value of the services is calculated using price quotations from subcontractors to the Company who perform such services on a stand-alone basis.  Additionally, service revenue not part of the contract is based upon standard hourly/daily rates, and revenue is recognized as the services are performed.

Software

The Company sells equipment with embedded software to its customers. The embedded software is not sold separately and is not a significant focus of the Company's marketing efforts. The Company does not provide post-contract customer support specific to the software or incur significant costs that are within the scope of FASB guidance on accounting for software to be leased or sold. Additionally, the functionality that the software provides is marketed as part of the overall product. The software embedded in the equipment is incidental to the equipment as a whole.

Reserves and Warranties

The Company does not record a reserve for product returns as contract arrangements generally exclude a right of return for delivered items.

Because of the nature and quality of the Company's products, the Company provides for the estimated costs of warranties at the time revenue is recognized for a period of five years after purchase as a secondary warranty. The manufacturer also provides a warranty against certain manufacturing and other defects. As of September 30, 2020 and June 30, 2020, the Company accrued $102,350, respectively, for estimated product warranty claims, which is included in accrued expenses in the accompanying condensed consolidated balance sheets. The accrued warranty costs are based primarily on historical warranty claims as well as current repair costs. There was $1,391 and $82,494 of warranty expense for the three months ended September 30, 2020 and 2019, respectively.

The Company negotiated a warranty settlement with one of its manufacturers. At September 30, 2020 and June 30, 2020, the Company accrued $87,720 and $124,437 payable to this manufacturer.

Costs to Obtain and Fulfill a Contract

The Company incurs incremental costs to obtain a contract in the form of sales commissions. These costs, whether related to performance obligations that extend beyond twelve months or not, are immaterial and will continue to be recognized in the period incurred within general and administrative expenses.

Contract Assets and Contract Liabilities

Contract assets are rights to consideration in exchange for goods or services that has been transferred to a customer when that right is conditional on something other than the passage of time. The majority of our contract assets represent unbilled accounts receivable as the right to consideration is subject to the contractually agreed upon installation and billing schedule.

Contract liabilities (deferred revenue) represent consideration received or consideration which is unconditionally due from customers prior to transferring goods or services to the customer under the terms of the contract, all of which is expected to be recognized within one year.

Cash and Cash Equivalents

The Company considers cash and cash equivalents to be cash in all bank accounts, including temporary investments that have an original maturity of three months or less.

From time to time, the Company has on deposit, in institutions whose accounts are insured by the Federal Deposit Insurance Corporation, funds in excess of the insured maximum. The at-risk amount is subject to significant daily fluctuation. The Company has never experienced any losses related to these balances, and as such, the Company does not believe it is exposed to any significant risk.

Accounts Receivable

Accounts receivable is recognized when the Company's right to consideration is unconditional and is presented net of an allowance for doubtful accounts. Interest is not charged on past due accounts. Management reviews each receivable balance and estimates that portion, if any, of the balance that will not be collected. The carrying amount of accounts receivable is then reduced by an allowance based on management's estimate. Management deemed no allowance for doubtful accounts was necessary at September 30, 2020 and June 30, 2020. At September 30, 2020 and June 30, 2020, $1,145,187 and $670,031 of total accounts receivable were considered unbilled and recorded as deferred revenue. Accounts receivable unbilled is related to 1) a supply contract with a customer and 2) customers that are school districts. The unbilled accounts receivable and deferred revenue related to the supply contract are disclosed in Note 2. The remaining unbilled accounts receivable and deferred revenues are related to unconditional purchase orders from school districts; therefore, excluded from contract asset and liabilities.

To enhance cash and liquidity, the Company factors trade accounts receivable with a financial services company. Factoring fees are 2.5% of the face value of the account receivable sold to the factoring agent per month until collected. For collections over 90 days from the invoice date, the fee increases to 3.5%. The proceeds received are included in cash provided by operating activities in the condensed consolidated statements of cash flows. The difference between the carrying amount of the trade receivables sold and the cash received is recorded as a general and administrative expense in the condensed consolidated statements of operations. For the three months ended September 30, 2020, expenses on sale of trade receivables was inconsequential. For the three months ended September 30, 2019, the Company did not factor accounts receivable.

Inventories

Inventory is stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out (FIFO) method of accounting. Galaxy inventory is comprised of interactive panels, audio and related accessories, and parts for audio products. Management estimates $67,635 of inventory reserves at September 30, 2020 and June 30, 2020.

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

Property and equipment and the estimated useful lives used in computing depreciation, are as follows:

Furniture and fixtures	5 years
Equipment	5 to 10 years
Vehicles	5 years

Depreciation is provided using the straight-line method over the estimated useful lives of the depreciable assets. Depreciation expense was $4,428 and $7,832 for the three months ended September 30, 2020 and 2019, respectively.

Long-lived Assets

Long-lived assets to be held and used are tested for recoverability whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the excess of the asset's carrying amount over the fair value of the asset.

Product Development Costs

Costs incurred in designing and developing classroom technology products are expensed as research and development until commercial viability has been established. Commercial viability is established upon completion of a detail product design, or a working model. Upon the achievement of commercial viability, development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Management's judgment is required in determining whether a product provides new or additional functionality, the point at which a product enters the stages at which costs may be capitalized, assessing the ongoing value and impairment of the capitalized costs and determining the estimated useful life over which the costs are amortized.

Annual amortization expense is calculated based on the straight-line method over the product's estimated economic life. Amortization of product development costs incurred begins when the related products are available for sale to customers. Amortization of product development costs of $12,512 and $0 for the three months ended September 30, 2020 and 2019, and is included in cost of sales in the Company's condensed consolidated statements of operations.

Goodwill and Intangible Assets

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

Management of the Company determined that a triggering event to assess goodwill impairment occurred during the year ended June 30, 2020 due to the separation of a key executive associated with their acquisition of Concepts and Solutions. While there was no single determinative event, the consideration in totality of several factors that developed led management to conclude that it was more likely than not that the fair values of certain intangible assets and goodwill acquired as part of that acquisition were below their carrying amounts. These factors included: a) former key executive separating from the Company; b) respective former key executive violating his noncompete changing the use and value of it; c) sustained decrease in the Company's share price which reduced market capitalization; and d) uncertainty in the United States and global economies due to Covid-19. As a result, the Company recorded a non-cash impairment loss of approximately $2,000,000, including $800,287 related to goodwill and $1,200,000 related to finite-lived intangibleassets. No such impairment charge was recorded during the three months ended September 30, 2020.

Research and Development

Research and development costs are expensed as incurred and totaled approximately $15,000 and $0 for the three months ended September 30, 2020 and 2019.

Leases

The Company's leases relate primarily to corporate offices and warehouses. Effective July 1, 2019, the Company adopted the FASB guidance on leases ("Topic 842"), which requires leases with durations greater than twelve months to be recognized on the balance sheet. The Company adopted Topic 842 using the modified retrospective transition approach.

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

Stock-based Compensation

The Company records stock-based compensation in accordance with the provisions set forth in ASC 718, Stock Compensation ("ASC 718"). ASC 718 requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards. The Company, from time to time, may issue common stock to acquire services or goods from non-employees. Common stock issued to persons other than employees or directors are recorded on the basis of their fair value.

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

As of September 30, 2020 ,and June 30, 2020, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. All such assets and liabilities are considered to be Level 3 in the fair value hierarchy defined above.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, "Distinguishing Liabilities from Equity," and ASC 815.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). The amendments in ASU 2018-13 modify certain disclosure requirements of fair value measurements. The Company adopted ASU 2018-13 on July 1, 2020 with no impact to the condensed consolidated financial statements as a result.

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

Recent Accounting Pronouncements

In January 2020, the FASB issued ASU No. 2020-01, "Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815." The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. ASU 2020-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company is currently evaluating the impacts of adoption of the new guidance to its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12 "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12") by removing certain exceptions to the general principles. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is permitted. Depending on the amendment, adoption may be applied on a retrospective, modified retrospective or prospective basis. The Company is currently evaluating the impacts of adoption of the new guidance to its consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for certain convertible instruments, amends guidance on derivative scope exceptions for contracts in an entity's own equity and modifies the guidance on diluted EPS calculations as a result of these changes. The guidance in this ASU can be adopted using either a full or modified retrospective approach and becomes effective for annual reporting periods beginning after December 15, 2021, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the consolidated financialstatements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Reclassifications

Certain amounts in the current condensed consolidated financial statements have been reclassified to conform to the current presentation.

Note 2 - Contract Balances

Contract assets and contract liabilities are as follows:

	September 30, 2020	June 30, 2020
Contract assets	$ 756,800	$ -
Contract liabilities	1,220,761	463,961

For the three months ended September 30, 2020, the Company recognized $54,939 of revenue that was included in contract liabilities as of June 30, 2020.

Note 3 - Property and Equipment

Property and equipment are comprised of the following at:

	September 30, 2020	June 30, 2020
Vehicles	$ 115,135	$ 115,135
Equipment	6,097	6,097
Furniture and fixtures	24,335	24,335
	145,567	145,567
Accumulated depreciation	(97,946)	(93,518)

Property and equipment, net	$ 47,621	$ 52,049

Note 4 - Intangible Assets

Intangible assets are stated at the lower of cost or fair value. Intangible assets are amortized on a straight-line basis over five years, representing the period over which the Company expects to receive future economic benefits from these assets. The following tables shows goodwill, finite-lived intangible assets, accumulated amortization, and the impairment charges:

September 30, 2020
	Cost	Accumulated Amortization	Net Book Value	Impairment	Total
Goodwill	$ 834,220	$ -	$ 834,220	$ -	$ 834,220
Finite-lived assets:
Customer list	$ 881,000	$ (168,293)	$ 712,707	$ -	$ 712,707
Vendor relationships	471,096	(95,797)	375,299	-	375,299
Capitalized product development costs	281,845	(14,048)	267,797	-	267,797
	$ 1,633,941	$ (278,138)	$ 1,355,803	$ -	$1,355,803

June 30, 2020
	Cost	Accumulated Amortization	Net Book Value	Impairment	Total
Goodwill	$ 1,634,507	$ -	$ 1,634,507	$ (800,287)	$ 834,220
Finite-lived assets:
Customer list	$ 881,000	$ (132,147)	$ 748,853	$ -	$ 748,853
Vendor relationships	479,000	(71,847)	407,153	-	407,153
Noncompete agreements	1,600,000	(400,000)	1,200,000	(1,200,000)	-
Capitalized product development costs	281,845	(1,536)	280,309	-	280,309
	$ 3,241,845	$ (605,530)	$ 2,636,315	$(1,200,000)	$1,436,315

Estimated amortization expense related to intangible assets for the next five years is as follows:

Period ending September 30,
2021	$ 347,293
2022	353,660
2023	361,577
2024	276,383
2025	16,890
$ 1,355,803

Note 5 - Lines of Credit

The Company has an available $1,000,000 and $1,250,000 line of credit at September 30, 2020 and June 30, 2020, respectively, bearing interest at prime plus 0.5% (3.75% at September 30, 2020 and 4.25% at June 30, 2020). The line of credit was renewed in October 2020 at a reduced available credit line, change in collateral, and now expires on October 29, 2021. The renewed line of credit is collateralized by certain real estate owned by a family member of a stockholder, 50,000,000 shares of the Company's common stock par value $0.0001 per share (the "Common Stock") and the personal stock of two stockholders, and a key man life insurance policy. A minimum average bank balance of $50,000 was required on the line of credit agreement at June 30, 2020, but this requirement was removed as of September 30, 2020.The outstanding balance is $936,598 and $1,236,598 at September 30, 2020 and June 30, 2020, respectively.

The Company has a $1,000,000 available credit line under an accounts receivable factoring agreement through July 30, 2022. No amounts were outstanding as of September 30, 2020. See Note 13.

Note 6 - Notes Payable

Long Term Notes Payable

	September 30, 2020	June 30, 2020

Note payable with a bank bearing interest at 4% and maturing on June 26, 2020. The note was renewed by the lender with a revised maturity of June 26, 2021 and a lowered interest rate to 3%. The renewal provides for monthly interest payments and a balloon payment of outstanding principal and interest at maturity. The note is collateralized by a certificate of deposit owned by a related party.

	$275,200	$274,900
Long term PPP loan under the CARES Act bearing interest at 0.98% and maturing in April 2022. Monthly installments of principal and interest of $13,137 begin in October 2020. The loan is subject to forgiveness by the SBA.	310,832	310,832
Long term loan under Section 7(b) of the Economic Injury Disaster Loan program bearing interest at 3.75% and maturing in May 2050. Monthly installments of principal and interest of $731 begin in May 2021.	150,000	150,000
Financing lease liabilities for offices and warehouses with monthly installments of $12,449 (ranging from $1,083 to $3,524) over terms expiring through July 2022.	249,299	223,982
Financing leases with a related party for delivery vehicles with monthly installments totaling $813, including interest, over 5-year terms expiring through July 2020.	-	1,245
Note payable with a finance company for delivery vehicle with monthly installments totaling $679 including interest at 8.99% over a 6 year term expiring in December 2025.	33,245	34,019

Total Notes Payable	1,018,576	994,978

Current Portion of Notes Payable	570,962	512,425

Long-term Portion of Notes Payable	$ 447,614	$ 482,553

Future minimum principal payments on the long-term notes payable to unrelated parties are as follows:

Period ending September 30,
2021	$ 570,962
2022	247,194
2023	42,191
2024	10,230
2025	13,017
Thereafter	134,982
$ 1,018,576

Convertible Notes

September 30, 2020	June 30, 2020

On March 28, 2019, the Company signed a convertible promissory note with an investor. The $225,000 note was issued at a discount of $20,000 and bears interest at 10% per year. The Company issued 25,000 common shares to the investor. Three draws of $56,250, $112,500, and $56,250 were borrowed under this note. The note principal and interest were convertible into shares of common stock at the lower of (a) 70% of the lowest traded price of the common stock during the 20 trading days immediately preceding the notice of conversion or (b) $3 per share, beginning in September 2019. The note had prepayment penalties ranging from 110% to 125% of the principal and interest outstanding if repaid within 60 to 180 days from issuance. The note matured in three intervals in March 2020, June 2020, and November 2020. The note was repaid by conversion to stock.

$ -	$24,150

On November 18, 2019, the Company signed a convertible promissory note with an investor. The $110,000 note was issued at a discount of $10,000 and bore interest at 8% per year. The note principal and interest were convertible into shares of common stock at the lower of (a) 70% of the lowest traded price of common stock during the 15 trading days prior to the issue date or (b) 70% of the lowest traded price for the common stock during the 15 trading days prior to conversion of the note. The note matures in November 2020. The note had prepayment penalties between 115% and 125% of the principal and interest outstanding if repaid before 180 days from issuance. The note was repaid by conversion to stock.

-	1,000

On December 11, 2019, the Company signed a convertible promissory note with an investor. The $220,430 note was issued at a discount of $15,430 and bore interest at 8% per year. The note principal and interest were convertible into shares of common stock at the lower of (a) $0.46 per share or (b) 75% of the lowest trading price of common stock during the 10 trading days prior to conversion beginning in June 2020. The note matured in December 2020. The note had prepayment penalties between 120% and 130% of the principal and interest outstanding if repaid before 180 days from issuance.  The note was repaid by conversion to stock.

-	121,200

On November 25, 2019, the Company signed a convertible promissory note with an investor. The $1,000,000 note was issued at a discount of $70,000 and bore interest at 8% per year. The note principal and interest up to $250,000 every 30-day calendar period were convertible into shares of common stock at the lower of (a) 75% of the lowest traded price of the common stock during the 10 trading days immediately preceding the notice of conversion or (b) $0.46 per share. The note matures in November 2020. The note had a redemption premium of 115% of the principal and interest outstanding if repaid before maturity. The note was repaid by conversion to stock.

-	825,000

On January 9, 2020, the Company entered into a $225,000 convertible note. The $225,000 note was issued at a discount of $13,500 and bore interest at 8% per year. The note principal and interest were convertible into shares of common stock at the lower of (a) 75% of the lowest traded price of the common stock during the 10 trading days immediately preceding the notice of conversion or (b) the lowest traded price of the common stock during the 10 trading days prior to the issuance of this note. The note matured in October 2020. The note had prepayment penalties of 110% to 125% of the principal and interest outstanding if repaid before 180 days from issuance. The principal amount of the note was increased by $25,000 due to the value of the stock price at conversion. The note was repaid by conversion to stock.

-	250,000

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

	75,465	338,625
On June 26, 2020, the Company signed a convertible promissory note with an investor. The $430,000 note was issued at a discount of $30,000 and bears interest at 8% per year. The note principal and interest are convertible into shares of common stock at the lower of (a) $0.47 per share or (b) 70% of the lowest trading price of common stock during the 10 trading days prior to conversion. The note matures in June 2021. The note has prepayment penalties between 120% and 130% of the principal and interest outstanding if repaid before 180 days from issuance.	430,000	430,000

On July 20, 2019, the Company signed a convertible promissory note with an investor. The $125,000 note was issued at a discount of $8,750 and bores interest at 8% per year. The note principal and interest were convertible into shares of common stock at the lower of (a) 80% of the lowest traded price of the common stock during the 10 trading days immediately preceding the notice of conversion or (b) $0.47 per share. The note matured in July 2021. The note had a redemption premium of 115% of the principal and interest outstanding if repaid before maturity. The note is secured by a security interest in all assets of the Company. The note was borrowed and repaid by conversion to stock during the three months ended September 30, 2020.

	-	-

On August 18, 2020, the Company signed a convertible promissory note with an investor. The $500,000 note was issued at a discount of $35,000 and bears interest at 8% per year. The note principal and interest are convertible into shares of common stock at the lower of (a) 80% of the lowest traded price of the common stock during the 10 trading days immediately preceding the notice of conversion or (b) $0.47 per share. The note matures in August 2021. The note has a redemption premium of 115% of the principal and interest outstanding if repaid before maturity. The note is secured by a security interest in all assets of the Company. The note was partially repaid by conversion to stock during the three months ended September 30, 2020.

	325,000	-

On July 20, 2020, the Company signed a convertible promissory note with an investor. The $134,375 note was issued at a discount of $9,375 and bears interest at 8% per year. The note principal and interest are convertible into shares of common stock at the lower of (a) $0.47 per share or (b) 70% of the lowest trading price of common stock during the 10 trading days prior to conversion. The note matures in July 2021. The note contains a price protection clause where if the share price falls below $0.01 per share after six months, the conversion price discount increases by 5%.  The note has prepayment penalties between 120% and 130% of the principal and interest outstanding if repaid before 180 days from issuance.

	134,375	-

On July 24, 2020, the Company entered into a $168,300 convertible note. The note was issued at a discount of $15,300 and bears interest at 12% per year. The note principal and interest are convertible into shares of common stock at 71% of the average of the lowest 2 trading prices during 15 trading days prior to conversion. The note matures in July 2021. The note has prepayment penalties of 110% to 125% of the principal and interest outstanding if repaid before 180 days from issuance.	168,300	-

Total Convertible Notes Payable	1,133,140	1,989,975
Less: Unamortized original issue discounts	455,594	888,075
Current Portion of Convertible Notes Payable	677,546	1,101,900

Long-term Portion of Convertible Notes Payable	$ -	$ -

The original issue discount is being amortized over the terms of the convertible notes using the effective interest method. During the three months ended September 30, 2020 and 2019, the Company amortized $34,250 and $60,268, respectively, of debt discounts to interest expense and $399,936 and $228,933, respectively, to interest accretion.

One convertible promissory note for $125,000 was entered into during the three months ended September 30, 2020, and subsequently repaid prior to September 30, 2020.

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

The conversion features meet the definition of a derivative liability instrument because the conversion rate is variable and therefore does not meet the"fixed-for-fixed"criteria outlined in ASC 815-40-15. As a result, the conversion features of the notes are recorded as a derivative liability at fair value and marked-to-market each period with the changes in fair value each period charged or credited to other income (expense).

Warrants

The Company issued common stock and warrants as consideration for the convertible notes. The warrants contain certain anti-dilutive clauses that are accounted for as financial derivatives. All warrants have an original exercise price of $4 per share, contain anti-dilution protection clauses, and expire 36 months from issue date. The anti-dilution clause was triggered for warrants, which reduced the exercise price below $4 per share. As of September 30, 2020, warrants expire between November 29, 2021 and November 18, 2022. There are no unexercised warrants at September 30, 2020.

The warrants meet the definition of a derivative liability instrument because the exercise price is variable and therefore does not meet the "fixed-for-fixed" criteria outlined in ASC 815-40-15. As a result, the value of unexercised warrants was recorded as a derivative liability at fair value and marked-to-market each period with the changes in fair value each period charged or credited to other income (expense).

Note 7 - Fair Value Measurements

The following table presents information about the assets and liabilities that are measured at fair value on a recurring basis at September 30, 2020 and June 30, 2020 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

At September 30, 2020
		Total	Level 1	Level 2	Level 3
Assets
	Customer List	$704,803	-	-	$704,803
	Vendor Relationship	383,203	-	-	383,203
	Development Costs	287,797	-	-	287,797

		$1,355,803	-	-	$1,355,803
Liabilities
	Original Issue discount, convertible debt	$1,276,312	-	-	$1,276,312

At June 30, 2020
		Total	Level 1	Level 2	Level 3
Assets
	Customer list	$748,847	-	-	$748,847
	Vendor relationship	407,153	-	-	407,153
	Development costs	280,315	-	-	280,315

		$1,436,315	-	-	$1,436,315
Liabilities
	Original issue discount, convertible debt	$213,300	-	-	$213,300
	Derivative liability warrants	33,312	-	-	33,312
Total		$246,612	-	-	$246,612

As of September 30, 2020 and June 30, 2020, the only asset required to be measured on a nonrecurring basis was goodwill and the fair value of the asset amounted to $834,220 using level 3 valuation techniques.

The Company measures the fair market value of the Level 3 liability components using the Monte Carlo model and projected discounted cash flows, as appropriate. These models were prepared by an independent third party and consider management's best estimate of the conversion price of the stock, an estimate of the expected time to conversion, an estimate of the stock's volatility, and the risk-free rate of return expected for an instrument with a term equal to the duration of the convertible note.

The derivative liability was valued using the Monte Carlo pricing model with the following inputs:

At September 30, 2020
Risk-free interest rate:	0.08%
Expected dividend yield:	0.00%
Expected stock price volatility:	325.00%
Expected option life in years:	0.48 to 1.44 years
At June 30, 2020
Risk-free interest rate:	0.09%
Expected dividend yield:	0.00%
Expected stock price volatility:	300.00%
Expected option life in years:	.085 to 1.69 years

The following table sets forth a reconciliation of changes in the fair value of the Company's convertible debt components classified as Level 3 in the fair value hierarchy at September 30, 2020 and June 30, 2020:

Balance at June 30, 2020	$ 246,612
Additional convertible securities at inception	2,000
Realized	(5,300)
Unrealized	1,033,000
Ending balance at September 30, 2020	$ 1,276,312

Balance at June 30, 2019	$ 1,025,944
Additional convertible securities at inception	2,027,000
Settlement of conversion features and warrants	(152,374)
Realized	(240,903)
Unrealized	(2,413,055)
Ending balance at June 30, 2020	$ 246,612

Note 8 - Related Party Transactions

Notes Payable

	September 30, 2020	June 30, 2020

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

	$400,000	$400,000

Fair value of unsecured notes payable to seller of Concepts and Solutions, a related party, bearing interest at 3% per year, payable in annual installments through November 30, 2021. Payments are subject to adjustment based on the achievement of minimum gross revenues and successful completion of certain pre-acquisition withholding tax issues of Concepts and Solutions.	1,030,079	1,030,079

Note payable to a stockholder in which the note principal plus 6% interest is payable in November 2021. Note was amended in March 2020 by increasing the available borrowings to $1,225,000 and extending the maturity to March 2022. Interest is payable in cash or common stock, at the holder's option. If interest is paid in common stock, the conversion price will be the market price at the time of conversion. Principal on the note at maturity is convertible into 1,000,000 shares of Series D Preferred Stock. If principal is paid prior to maturity, the right of conversion is terminated.	1,225,000	1,225,000

Note payable to a stockholder in which the note principal plus 6% interest is payable in November 2021. Interest is payable in cash or common stock, at the Company's option. If interest is paid in common stock, the conversion price will be the market price at the time of conversion. Principal on the note at maturity is convertible into 200,000 shares of Series D Preferred Stock. If principal is paid prior to maturity, the right of conversion is terminated.	200,000	200,000

Note payable to a stockholder in which the note principal plus interest at 10% is payable the earlier of 60 days after invoicing a certain customer, or April 2021, due to an extension granted by the lender. The note is collateralized by a security interest in a certain customer purchase order.	385,000	385,000

Other short term payables due to stockholders and related parties	74,323	107,733

Total Related Party Notes Payable and Other Payables	3,314,402	3,347,812
Current Portion of Related Party Notes Payable and Other Payables	1,239,402	1,272,812

Long-term Portion of Related Party Notes Payable and Other Payables	$2,075,000	$2,075,000

Future maturities of related party notes payable are as follows:

Period ending September 30,
2021	$1,239,402
2022	2,075,000
$3,314,402

Leases

The Company leases property used in operations from a related party under terms of a financing lease. The term of the lease expires on December 31, 2021. The monthly lease payment is $1,500 plus maintenance and property taxes, as defined in the lease agreement. Rent expense for this lease was $4,500 for the three months ended September 30, 2020 and 2019, respectively.

Other Agreements

A related party collateralizes the Company's short-term note with a certificate of deposit in the amount of $274,900, held at the same bank. The related party will receive a $7,500 collateral fee for this service (see Note 6).

Note 9 - Lease Agreements

The Company has financing lease liabilities for offices and warehouses with monthly installments of $12,449 (ranging from $1,083 to $3,524) including imputed interest (ranging from 0% to 2%), over 2 year terms plus extensions, expiring through July 2022.

Right-of-use assets:
Operating right-of-use assets	$249,299
Operating lease liabilities:
Current portion of long term payable	135,099
Financing leases payable, less current portion	114,200

Total financing lease liabilities	$249,299

As of September 30, 2020, financing lease maturities are as follows:

Period ending September 30,
2021	$135,099
2022	81,523
2022	32,677

$249,299

As of September 30, 2020, the weighted average remaining lease term was 1.67 years.

Note 10 - Equity

During the three months ended September 30, 2020, the Company issued 103,750,000 shares of common stock for professional consulting services. These shares were valued at $2,763,000 upon issuance during the three months ended September 30, 2020.

During the three months ended September 30, 2020, the Company issued 968,475,442 shares of common stock for debt reduction. These shares were valued at $7,974,206 upon issuance during the three months ended September 30, 2020.

During the three months ended September 30, 2020, the Company issued 249,792,217 shares of common stock to warrant holders in six cashless transactions.

During the three months ended September 30, 2020, the Company issued 2,500,000 shares of common stock for commitment shares under a two year purchase agreement entered into on May 31, 2020 between the Company and an investor, as amended and restated on July 9, 2020 (the "Put Purchase Agreement"). These shares were valued at $55,000 upon issuance during the three months ended September 30, 2020.

During the three months ended September 30, 2020, the Company issued 242,000,000 shares of common stock in exchange for proceeds under the Put Purchase Agreement. These shares were valued at $3,951,900 upon issuance during the three months ended September 30, 2020.

See the capital structure section in Note 1 for disclosure of the equity components included in the Company's consolidated financial statements.

Note 11 - Income Taxes

The Company's effective tax rate differed from the federal statutory income tax rate for the three months ended September 30, 2020 and 2019 as follows:

Federal statutory rate	21%
State tax, net of federal tax effect	5.31%
Valuation allowance	-26%
Effective tax rate	0%

The Company had no federal or state income tax (benefit) for the three months ended September 30, 2020 or 2019.

The Company's deferred tax assets and liabilities as of September 30, 2020 and June 30, 2020, are summarized as follows:

		September 30, 2020	June 30, 2020

Federal
	Deferred tax assets	$ 7,216,100	$ 4,825,100
	Less valuation allowance	(7,216,100)	(4,825,100)
	Deferred tax liabilities	-	-
		-	-
State
	Deferred tax assets	1,926,900	1,290,900
	Less valuation allowance	(1,926,900)	(1,290,900)
	Deferred tax liabilities	-	-
		-	-
	Net Deferred Tax Assets	$ -	$ -

The Company's policy is to provide for deferred income taxes based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse. The Company has not generated taxable income and has not recorded any current income tax expense at September 30, 2020 and 2019, respectively.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred taxes is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment.

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

The significant components of deferred tax assets as of September 30, 2020 and June 30, 2020, are as follows:

	September 30, 2020	June 30, 2020

Net operating loss carryforwards	$ 8,681,800	$ 5,767,000
Valuation allowance	(9,143,000)	(6,116,000)
Goodwill	273,600	278,900
Property and equipment	(10,200)	(10,500)
Intangible assets	153,000	35,800
Inventory allowance	17,800	17,800
Warranty accrual and other	27,000	27,000

Net Deferred Tax Assets	$ -	$ -

As of September 30, 2020, the Company does not believe that it has taken any tax positions that would require the recording of any additional tax liability nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next twelve months. As of September 30, 2020, the Company's income tax returns generally remain open for examination for three years from the date filed with each taxing jurisdiction.

Note 12 - Commitments, Contingencies, and Concentrations

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

On September 4, 2019, the Company recorded a pre-acquisition liability for approximately $591,000 relative to unpaid payroll tax liabilities and associated penalties and fees of Concepts and Solutions. The liability is included with the seller note payable.

On August 14, 2020, the Company entered into a legal settlement agreement and recorded a liability for $2,000,000 related to a lawsuit by a previous creditor of Galaxy CO. The liability of $1,058,240 and $2,000,000 is included in the consolidated balance sheets at September 30, 2020 and June 30, 2020.

Concentrations

Galaxy contracts the manufacturer of its products with overseas suppliers. The Company's sales could be adversely impacted by a supplier's inability to provide Galaxy with an adequate supply of inventory.

Galaxy has two customers that accounted for approximately 13% of accounts receivable at September 30, 2020, and three customers that accounted for approximately 79% of accounts receivable at June 30, 2020. Galaxy has two customers that accounted for approximately 48% and 81% of total revenue for the three months ended September 30, 2020 and 2019, respectively.

Note 13 - Material Agreements

Consulting Agreement

Galaxy renewed a consulting agreement in April 2020 for advisory services with a stockholder. In exchange for services provided, the consultant receives consulting fees paid out in stock not resulting in a greater than 4.9% equity interest in Galaxy. On September 18, 2020, the Company issued 97,250,000 shares of common stock registered under the Stock Plan 2020 to the consultant for services.

Put Purchase Agreement

On May 31, 2020, the Company entered into a two year purchase agreement (the "Put Purchase Agreement") with an investor, which was amended and restated on July 9, 2020. Pursuant to the terms of the Purchase Agreement, the investor agreed to purchase up to $2 million of the Company's common stock (subject to certain limitations) from time to time during the term of the Put Purchase Agreement. The Company issued 2,500,000 shares of common stock to the investor as consideration for its commitment to purchase shares of the Company's common stock. The Company will use proceeds from shares issued to the investor for working capital and general and administrative expenses.

Accounts Receivable Factoring Agreement

On July 30, 2020, the Company entered into a two year accounts receivable factoring agreement with a financial services company to provide working capital. Factoring fees are 2.5% of the face value of the account receivable sold to the factoring agent per month until collected. For collections over 90 days from the invoice date, the fee increases to 3.5%. The agreement contains a credit line of $1,000,000 and requires a minimum of $300,000 of factored receivables per calendar quarter. The agreement includes early termination fees. The Company factored $191,223 of accounts receivable as of September 30, 2020.

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

On January 1, 2020, the Company entered into an employment agreement with the Chief Finance Officer/Chief Operations Officer (CFO/COO) of the Company for a two-year term, which was amended on September 1, 2020. Under the amended employment agreement, the CFO/COO will receive annual compensation of $250,000, and an annual discretionary bonus based on profitability and revenue growth. The agreement includes a non-compete agreement and severance benefits of $72,000.

Supply Agreement

The Company is party to a one year supplier agreement to manufacture and sell audio products to a buyer that is effective until July 2021. The initial order under this supplier agreement is for 4,000 units, at a discounted total price of $3,488,000, to be delivered over the agreement period. If the buyer does not meet the minimum floor of 4,000 units, then the contract becomes void and the buyer must pay the difference between the units sold and the total floor pricing of the $3,488,000. The buyer will pay tooling costs of $25 per unit shipped to them. The Company supplied 92 units as of September 30, 2020. The agreement was extended in July 2020 for a one year term. The agreement can be extended for one additional year.

Note 14 - Acquisition

On September 4, 2019, Galaxy entered into a stock purchase agreement with Concepts and Solutions. Under the terms of the stock purchase agreement, 100% of the outstanding capital for both Concepts and Solutions was purchased by Galaxy. Concurrent with this acquisition, the Company applied pushdown accounting; therefore, the consolidated financial statements after completion of the acquisition include the assets, liabilities, and results of operations of the combined company from and after the closing date. As part of the stock purchase agreement, Galaxy issued 1,350,000 shares of common stock to the seller with a value of $1,485,000. In addition to the issuance of shares of common stock, the Company entered into three promissory notes with the seller for a total note payable of $3,000,000. Payments under the notes are subject to adjustment based on the achievement of minimum gross revenues and successful resolution of certain pre-acquisition payroll withholding tax issues of Concepts and Solutions. The Company believes future earnings goals will not be met and valued the note payable at $1,484,473. The balance of the note payable is $1,030,079 at September 30, 2020 and June 30, 2020.

Management of the Company determined that a triggering event to assess the impairment of goodwill associated with the acquisition of Concepts and Solutions occurred during the year ended June 30, 2020. While there was no single event, the consideration in totality of several factors that developed during this year led management to conclude that it was more likely than not that the fair values of certain intangible assets and goodwill acquired as part of the acquisition were below their carrying amounts. See Note 4.

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

$ 2,620,350

Note 15 - Stock Plan

An Employee, Directors, and Consultants Stock Plan was established by the Company (The "Plan"). The Plan is intended to attract and retain employees, directors and consultants by aligning the economic interest of such individuals more closely with the Company's stockholders by paying fees or salaries in the form of shares of the Company's common stock. The Plan is renewed annually or earlier. The 2020 Plan is effective September 16, 2020 and expires December 15, 2021. The 2019 Plan is effective December 13, 2018 and expires June 1, 2020. 99,250,000 Shares of Common Stock of are reserved for stock awards under the Plans. There were 98,857,857 and 965,000 shares awarded under the Plans as of September 30, 2020 and June 30, 2020, respectively.

Note 16 - Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had negative working capital of approximately $5,000,000, an accumulated deficit of approximately $37,000,000, and cash used in operations of approximately $3,000,000 at September 30, 2020.

The Company's operational activities has primarily been funded through issuance of common stock for services, related party advances, put purchase agreement transactions for proceeds, accounts receivable factoring, debt financing, a private placement offering of common stock and through the deferral of accounts payable and other expenses. The Company intends to raise additional capital through the sale of equity securities or borrowings from financial institutions and investors and possibly from related and nonrelated parties who may in fact lend to the Company on reasonable terms. Management believes that its actions to secure additional funding will allow the Company to continue as a going concern. There is no guarantee the Company will be successful in achieving any of these objectives. These sources of working capital are not assured, and consequently do not sufficiently mitigate the risks and uncertainties disclosed above. The ability of the Company to continue as a going concern is dependent upon management's ability to raise capital from the sale of its equity and, ultimately, the achievement of operating revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 17 - Subsequent Events

The Company has evaluated subsequent events through the date on which the condensed consolidated financial statements were available to be issued.

On October 15, 2020, the Company entered into an Asset Purchase Agreement (APA), to acquire the assets of Classroom Technologies Solutions, Inc. ("Classroom Tech"), for consideration of (a) paying off a secured Classroom Tech loan, not to exceed the greater of 50% of the value of the Classroom Tech assets acquired or $120,000; (b) the issuance a promissory note in the amount of $44,526 to a Classroom Tech designee; and (c) the issuance of 10 million shares of common stock to the seller of Classroom Tech.

On October 22, 2020, the Company reserved 50,000,000 shares in certificate form as collateral on the renewed line of credit (Note 5).

In October 2020, the Company issued 7,025,582 shares to investors in satisfaction of $58,300 of principal on convertible notes.

On October 30, 2020, the Company issued a $1,200,000 convertible note to an investor.The common shares reserved for conversion under the note are registered.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note on Foward Looking Statements

This Quarterly Report on Form 10-Q (this "Report"), including the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) statements regarding future events and the future results of Galaxy Next Generation, Inc., which we refer to as "we," "us,""our", "Galaxy," or the "Company," that are based on our current expectations, estimates, forecasts, and projections about our business, economic and market outlook, our results of operations, the industry in which we operate and the beliefs and assumptions of our management. Words such as "expects," "anticipates," "targets," "goals," "projects," "would," "will," "could," "may," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including the duration, extent, and impact of the COVID-19 pandemic, and our ability to successfully manage the demand, supply, and operational challenges associated with the COVID-19 pandemic. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled "Risk Factors" in Item 1A of Part II, Part I Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2020 (as amended, the "Annual Report"), and in other reports we file with the U.S. Securities and Exchange Commission (the "SEC"). In addition, many of the foregoing risks and uncertainties are, and could be, exacerbated by the COVID-19 pandemic and the U.S. election and any worsening of the global business and economic environment as a result of the pandemic or the U.S. election. While forward-looking statements are based on reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, except as required by applicable law. We cannot at this time predict the extent of the impact of the COVID-19 pandemic and any resulting business or economic impact, but it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The following discussion is based upon our unaudited condensed consolidated financial statements included in Part 1, Item I, of this Report, which were prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). In the course of operating our business, we routinely make decisions as to the timing of the payment of invoices, the collection of receivables, the manufacturing and shipment of products, the fulfillment of orders, the purchase of supplies, and the building of inventory, among other matters. In making these decisions, we consider various factors, including contractual obligations, customer satisfaction, competition, internal and external financial targets and expectations, and financial planning objectives. Each of these decisions has some impact on the financial results for any given period. To aid in understanding our operating results for the periods covered by this Report, we have provided an executive overview, which includes a summary of our business and market environment along with a financial results and key performance metrics overview. These sections should be read in conjunction with the more detailed discussion and analysis of our condensed consolidated financial condition and results of operations in this Item 2, our "Risk Factors" section included in Item 1A of Part II of this Report, and our unaudited condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this Report, as well as our audited consolidated financial statements and notes included in Item 8 of Part II of our Annual Report.

Business and Market Environment

Galaxy works hand-in-hand with educators to help them evolve how teaching and learning happens in their 21st century classroom.  This new approach leverages digital content, learning data, and one-of-a-kind technologies in order to create an immersive and interactive experience.

We help the administrators, teachers, students, and the IT staff incorporate meaningful digital content, leverage learning data, and creatively use our products to create an immersive and interactive experience.

Galaxy's products include Galaxy's own private-label interactive touch screen panel as well as numerous other national and international branded peripheral and communication devices. Galaxy's distribution channel consists of approximately 30 resellers across the U.S. who primarily sell the Company's products within the commercial and educational market. Galaxy does not control where resellers focus their resell efforts, although generally, the K-12 education market is the largest customer base for Galaxy products - comprising nearly 90% of Galaxy's sales.

Our acquisition of Interlock Concepts, Inc. ("Concepts") and Ehlert Solutions Group, Inc. ("Solutions") in September 2019 increased our line of product offerings. Concepts and Solutions provide fundamental tools and products for building notification systems primarily to K-12 education market customers located primarily in the north and northwest United States. These products and services allow institutions access to intercom, scheduling, and notification systems with improved ease of use. The products provide an open architecture solution to customers which allows the products to be used in both existing and new environments. Intercom, public announcement, bell and control solutions are easily added and integrated within the open architecture design and software model. These products combine elements over a common internet protocol network, which minimizes infrastructure requirements and reduces costs by combining systems.

In fiscal year 2021, we continued to execute on our product and solutions strategy and closed on an asset purchase of Classroom Technology Solutions ("CTS"), a designer, manufacturer, importer and integrator of audio-visual products, with headquarters in Jacksonville, Florida.

We expect the purchase of CTS's assets will prove to be accretive to Galaxy's bottom line. As part of the purchase agreement, Galaxy is gaining access to not only years of customer support to the CTS brands, but also years of buying power from the CTS president, Cy Marshall. Cy will be joining the Galaxy team as part of the acquisition as Galaxy's Product Officer. His relationships with global vendors have already proven to be helpful to Galaxy's import activity by decreasing Galaxy's cost of goods, by an average of 50%, on several products sold under the G2 brands. This is an important step for the Company as management strives towards profitability in the coming quarters.

During the three months ended September 30, 2020, we continued to experience strong demand for our products and services.  We remain confident in our strategy and we are executing against our innovation roadmap.  We believe our understanding of high-performance interactive technology products  positions us to effectively capitalize on the industry transition to remote classrooms.

COVID-19 Pandemic Update

The ongoing outbreak of Coronavirus (COVID-19) has caused significant disruptions to national and global economies and government activities. However, during this time, we have continued to conduct our operations to the fullest extent possible, while responding to the outbreak with actions that include:

● coordinating closely with our suppliers and customers;

● instituting various aspects of our business continuity programs;

● planning for and working aggressively to mitigate disruptions that may occur; and

● supporting our communities and schools in addressing the challenges of the pandemic, such as the production and installation of COVID shields and providing products that allow educators to operate in a remote teaching environment.

As such, we have experienced quarter-over-quarter revenue increases during the last 3 quarters as our customers face a greater need and willingness to spend on information technology.  While we cannot guarantee this trend will continue, we believe our education customers have prioritized their budgets towards IT spending creating a more robust customer demand for remote enablement.

The pandemic has not had a substantial net impact to our consolidated operating results or our liquidity position so far in fiscal year 2021. However, we have experienced supply chain delays due to the pandemic.  In addition, increased product demand has resulted in our increased need for additional funding. We continue to meet our short-term liquidity needs from revenue derived from product sales supplemented with proceeds  from issuances of debt and equity, and we expect to maintain access to the capital markets. To date in fiscal year 2021, we have not observed any impairments of our assets or a significant change in the fair value of assets due to the pandemic. We intend to continue to work with our employees and customers to implement safety measures to ensure that we are able to continue manufacturing and installing our products.

However, given the global economic slowdown, and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially adversely affected. The extent to which the COVID-19 pandemic impacts our business, the business of our suppliers and other commercial partners, our corporate development objectives, our ability to access capital  and the value of and market for our common stock par value $0.001 per share (the "Common Stock"), will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States and other countries, and the effectiveness of actions taken globally to contain and treat the disease.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the unaudited condensed consolidated financial statements and the accompanying notes. On an ongoing basis, we evaluate our estimates and assumptions. These estimates and assumptions are based on current facts, historical experience, and various other factors that we believe are reasonable under the circumstances to determine reported amounts of assets, liabilities, revenues, and expenses that are not readily apparent from other sources.

During the three months ended September 30, 2020, there were no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report.

Recent Accounting Pronouncements and Accounting Policies

See Note 1, Basis of Presentation and Summary of Significant Accounting Policies, in the notes to the unaudited condensed consolidated financial statements in Item 1 of Part I of this Report, for a full description of the recent accounting standards not yet adopted, including the actual and expected dates of adoption and estimated effects on our consolidated results of operations and financial condition, which is incorporated herein by reference.

Recent Business Developments

On October 15, 2020, we continued to execute on our product and solutions strategy and entered into an Asset Purchase Agreement (APA), to acquire the assets of Classroom Technologies Solutions, Inc. ("Classroom Tech"), for consideration of (a) paying off a secured Classroom Tech loan, not to exceed the greater of 50% of the value of the Classroom Tech assets acquired or $120,000; (b) the issuance a promissory note in the amount of $44,526 to a Classroom Tech designee; and (c) the issuance of 10 million shares of our common stock to the seller of Classroom Tech.

Recent Financial Developments

The Company has an available $1,000,000 and $1,250,000 line of credit at September 30, 2020 and June 30, 2020, respectively, bearing interest at prime plus 0.5% (3.75% at September 30, 2020 and 4.25% at June 30, 2020). The line of credit was renewed in October 2020 at a reduced available credit line and change in collateral, and now expires on October 29, 2021. The renewed line of credit is collateralized by certain real estate owned by a family member of a stockholder, 50,000,000 shares of the Company's common stock and the personal stock of two stockholders, and a key man life insurance policy. A minimum average bank balance of $50,000 was required on the line of credit agreement at June 30, 2020, but this requirement was removed as of September 30, 2020. The outstanding balance is $936,598 and $1,236,598 at September 30, 2020 and June 30, 2020, respectively.

Pursuant to the terms of a Securities Purchase Agreement, initially dated as of August 18, 2020 and amended and restated as of October 9, 2020 (the "Securities Purchase Agreement"), between the Company and YA II PN, LTD. (the "Selling Stockholder"), the Company issued and sold two Convertible Debentures (the "Convertible Debenture" and each a "Convertible Debenture") to the Selling Stockholder in the aggregate principal amount of $1,700,000. The Convertible Debentures were issued with a 7.0% original issue discount, resulting in net proceeds to the Company of an aggregate of $1,581,000. The first Convertible Debenture was sold to the Selling Stockholder on October 9, 2020, with a principal amount of $500,000 and for net proceeds of $465,000. The second Convertible Debenture was sold on October 30, 2020 with a  principal amount of $1,200,000 and for net proceeds of $1,116,000. Pursuant to the Securities Purchase Agreement, the Selling Stockholder had agreed, subject to customary closing conditions, to purchase the second Convertible Debenture upon the effectiveness of the Registration Statement on Form S-1 filed by the Company on October 20, 2020, as amended (File No. 333-249561) registering the shares of Common Stock underlying the Convertible Debentures, which was declared effective by the SEC on October 20, 2020.

Financial Results and Performance Metrics Overview

The table below presents an analysis of selected line items period-over-period in our interim Condensed Consolidated Statements of Operations for the periods indicated.

Three months ended	September 30, 2019	December 31, 2019	March 31, 2020	September 30, 2020

Revenue	$ 624,897	$ 876,529	$ 349,247	$ 1,178,213

Gross margin	131,218	384,424	218,633	345,036

General and administrative expense, less stock compensation and impairment expenses	796,048	1,805,480	1,662,359	1,392,227

Net Loss less stock compensation and expenses related to convertible notes payable	(661,781)	$(1,421,056)	$(1,443,726)	$(1,047,191)

Revenue

Total revenues recognized were $1,178,213 and $624,897 for the three months ended September 30, 2020 and 2019, respectively, an increase of approximately 89%. Additionally, deferred revenue amounted to $1,565,139 and $1,133,992 as of September 30, 2020 and June 30, 2020, respectively. Revenues increased due to the increase in the customer base for interactive panels and related products as well as additional revenues received through Concepts and Solutions, which were acquired in September 2019.

Cost of Sales and Gross Margin

Our cost of sales was $833,177 and $493,679 for the three months ended September 30, 2020 and 2019, respectively, an increase of approximately 69%. Cost of sales consists primarily of manufacturing, freight, and installation costs. There are no significant overhead costs which impact cost of sales. Cost of sales increased from the three months ended September 30, 2019 due to costs associated with higher revenues generated from technology and interactive panels. Our gross margin was 29% and 21% for the three months ended September 30, 2020 and 2019, respectively.

General and Administrative

Three months ended	September 30, 2019	September 30, 2020
General and Administrative Expenses:
Stock compensation and stock issued for services	$ 1,327,811	$ 2,763,000
General and administrative	796,048	1,392,227

Total General and Administrative Expenses	$ 2,123,859	$ 4,155,227

Total general and administrative expenses (including stock compensation expenses) were $4,155,227 and $2,123,859 for the three months ended September 30, 2020 and 2019, respectively, an increase of approximately 96%. General and administrative expenses consist primarily of salaries and stock compensation expense, office rent, travel expense, amortization expense, impairment charges and professional fees. Of this amount, $2,763,000 represent consulting fees and employee compensation paid through the issuance of stock, which did not impact cash, for the three months ended September 30, 2020. Additionally, amortization of intangible assets for the three months ended September 30, 2020 totaled $80,512 which did not impact cash. There was no amortization of intangibles during the three months ended September 30, 2019.

Other Income (Expense)

Three months ended	September 30, 2019	September 30, 2020
Other Income (Expense)
Other income	$ 3,049	$ -
Expenses related to convertible notes payable:
Change in fair value of derivative liability	802,968	(1,053,895)
Interest accretion	(228,933)	(399,936)
Interest expenses related to put purchase agreement	-	(4,006,900)
Interest expense	(601,790)	(3,863,856)

Total Other Income(Expense)	$ (24,706)	$ (9,324,587)

Interest expense amounted to $7,870,756 and $601,790 for the three months ended September 30, 2020 and 2019, respectively. Interest expense of $4,006,900 was due to sales of our common stock to investors under the Put Purchase Agreement in exchange for proceeds of $2,316,520. Interest expense of $3,863,856 is attributed to the increase in our debt.

The outstanding warrants and conversion features in convertible notes meet the definition of a derivative liability instrument because the exercise price of the warrants and the conversion rates are variable. As a result, the outstanding warrants and conversion features of the notes are recorded as a derivative liability at fair value and marked-to-market each period with the change in fair value charged or credited to income. A derivative liability of $1,276,312 and $246,612 is recorded at September 30, 2020 and June 30, 2020. During the three months ended September 30, 2020 and 2019, we amortized $399,936 and $228,933 of original issue debt discount on derivative instruments to interest accretion, respectively. Changes in these amounts do not impact cash.

Net Loss for the Period

Net loss incurred for the three months ended September 30, 2020 and 2019 was $13,134,778 and $2,017,347, respectively, an increase of approximately 551%. Noncash contributing factors for the net loss incurred for the three months ended September 30, 2020 and 2019 are as follows:

a) $2,763,000 and $1,327,811 represent consulting fees and employee compensation paid through the issuance of stock for the three months ended September 30, 2020 and 2019, respectively;

b) amortization of intangible assets for the three months ended September 30, 2020 totaling $80,512; and

c) change in fair value of the derivative liability related to convertible notes payable of $(1,053,895) and $802,968 for the three months ended September 30, 2020 and 2019.

Liquidity and Capital Resources

Our revenues generated from operations have been insufficient to support our operational activities and have been supplemented by the proceeds from the issuance of securities, including equity and debt issuances. As stated in Note 16 to the notes to the unaudited condensed consolidated financial statements included in this Report, our ability to continue as a going concern is dependent upon management's ability to raise capital from the sale of its equity and, ultimately, the achievement of operating revenues. If our revenues continue to be insufficient to support our operational activities, we intend to raise additional capital through the sale of equity securities or borrowings from financial institutions and possibly from related and nonrelated parties who may in fact lend to us on reasonable terms and ultimately generating sufficient revenue from operations. Management believes that its actions to secure additional funding will allow us to continue as a going concern. We currently do not have any committed sources of financing other than our line of credit, our Put Purchase Agreement, and accounts receivable factoring agreement, each of which requires us to meet certain requirements to utilize. Under the Put Purchase Agreement we can issue up to an aggregate of $2 million worth of shares of our common stock at September 30, 2020. There can be no assurance that we will meet all or any of the requirements pursuant to our line of credit, our Put Purchase Agreement, and accounts receivable factoring agreement, and therefore those financing options may be unavailable to us. There is no guarantee we will be successful in raising capital outside of our current sources, and if so, that we will be able to do so on favorable terms.

Our cash totaled $411,721 at September 30, 2020, as compared with $412,391 at June 30, 2020, a decrease of $670. Net cash of $2,823,306 was used by operations for the three months ended September 30, 2020. Net cash of $2,822,636 was provided from financing activities for the three months ended September 30, 2020, primarily due to proceeds from convertible notes payable and the Put Purchase Agreement.

For the  three months ended September 30, 2020, we had no cash provided by investing activities; however, for the three months ended September 30, 2019, we had net cash provided by investing activities of $2,950,282 which resulted from our acquisition of Concepts and Solutions.

For the three months ended September 30, 2020, we had $2,822,636 of cash provided by financing activities primarily related to $2,316,520 of proceeds from the sale of common stock under the Put Purchase Agreement and $840,000 of proceeds from the sale of convertible notes offset by payments of $300,000 under the line of credit. For the three months ended September 30, 2019, we had $667,000 of cash provided by financing activities related to proceeds from convertible notes. Total current liabilities of $7,326,629 and $8,962,520 as of September 30, 2020 and June 30, 2019, respectively, a decrease of 18%. Our liabilities primarily consist of borrowings under a line of credit, convertible notes payable, related party notes payable, derivative liability, deferred revenue, accrued expenses and accounts payable.

To implement our business plan, we will require additional financing. Additional financing may come from future equity or debt offerings that could result in dilution to our stockholders. Further, current or future adverse capital and credit market conditions could limit our access to capital. We may be unable to raise capital or bear an unattractive cost of capital that could reduce our financial flexibility.

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

Off-Balance Sheet Arrangements

The Company did not have off-balance sheet arrangements or transactions as of and for the three months ended September 30, 2020 and 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information under this Item is not required to be provided by smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial and accounting officer), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Report.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this Report. The Disclosure Controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial and accounting officer). Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation our Chief Executive Officer and Chief Financial Officer have concluded that, because a material weakness in our  internal control over financial reporting that existing at June 30, 2020 and had not been remediated by the end of the period covered by this Report, our disclosure controls and procedures were not effective as of the end of the period covered by this Report. This material weakness in the Company's internal control over financial reporting and the Company's remediation efforts are described below.

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

Remediation Measures

We continue to engage an outside CPA with SEC related experience to assist in correction of these material weaknesses. In addition, we continue to appoint an accountant to provide financial statements on a monthly basis and to assist with the preparation of our SEC financial reports, which allows for proper segregation of duties as well as additional manpower for proper documentation.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In 2016, a previous creditor of Galaxy CO. filed a law suit alleging default on money owed and sought $4,000,000 in damages. On August 14, 2020, the Company entered into a legal settlement agreement and recorded a liability for $2,000,000. The liability of $1,058,240 and $2,000,000 is included in the consolidated balance sheets at September 30, 2020 and June 30, 2020.

ITEM 1A. RISK FACTORS.

Investing in our common stock involves a high degree of risk. You should consider carefully the following risks, together with the risks specified in Item 1A of Part I of our Annual Report and all the other information in this Report, including our condensed consolidated financial statements and notes thereto. If any of the following risks actually materializes, our operating results, financial condition and liquidity could be materially adversely affected. As a result, the trading price of our common stock could decline and you could lose part or all of your investment. There have been no material changes from the risk factors disclosed in the Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

For the three months ended September 2020, the Company issued 93,333,333 common shares for debt reduction. These shares were issued in exchange for convertible debt reduction of $210,000 during the three months ended September 2020.

For the three months ended September 2020, the Company issued 6,949,020 common shares for debt reduction. These shares were issued in exchange for convertible debt reduction of $53,160 during the three months ended September 2020.

For the three months ended September 2020, the Company issued 12,848,485 common shares for debt reduction. These shares were issued in exchange for convertible debt reduction of $21,200 during the three months ended September 2020.

For the three months ended September 2020, the Company issued 18,181,818 common shares for debt reduction. These shares were issued in exchange for convertible debt reduction of $30,000 during the three months ended September 2020.

For the three months ended September 2020, the Company issued 34,852,727 common shares for debt reduction. These shares were issued in exchange for convertible debt reduction of $57,507 during the three months ended September 2020.

For the three months ended September 2020, the Company issued 13,414,903 common shares for debt reduction.  These shares were issued in exchange for convertible debt reduction of $12,493 during the three months ended September 2020.

For the three months ended September 2020, the Company issued 8,000,000 common shares for debt reduction. These shares were issued in exchange for convertible debt reduction of $8,800 during the three months ended September 2020.

For the three months ended September 2020, the Company issued 7,500,000 common shares for debt reduction. These shares were issued in exchange for convertible debt reduction of $8,250 during the three months ended September 2020.

For the three months ended September 2020, the Company issued 6,295,454 common shares for debt reduction. These shares were issued in exchange for convertible debt reduction of $6,925 during the three months ended September 2020.

During July 2020, the Company issued 249,792,217 common shares to a warrant holder in six cashless transactions

For the three months ended September 2020, the Company issued 25,000,000 common shares for debt reduction. These shares were issued in exchange for convertible debt reduction of $32,000 during the three months ended September 2020.

For the three months ended September 2020, the Company issued 45,000,000 common shares for debt reduction. These shares were issued in exchange for convertible debt reduction of $58,400 during the three months ended September 2020.

For the three months ended September 2020, the Company issued 49,800,000 common shares for debt reduction. These shares were issued in exchange for convertible debt reduction of $64,736 during the three months ended September 2020.

For the three months ended September 2020, the Company issued 62,000,000 common shares for debt reduction. These shares were issued in exchange for convertible debt reduction of $80,840 during the three months ended September 2020.

For the three months ended September 2020, the Company issued 16,870,013 common shares for debt reduction. These shares were issued in exchange for convertible debt reduction of $14,024 during the three months ended September 2020.

All sales in each of the transactions set forth above were issued relying on the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder for the offer and sale of securities not involving a public offering, except for debt conversions which were effected relying on Section 3(a)(9) of the Securities Act as the common stock was exchanged by us with our existing security holders exclusively and no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange. The recipients of securities in each of these transactions relying on Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act and had adequate access, through employment, business or other relationships, to information about us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

'

Exhibit No.	Description
4.1

Form of Secured Convertible Debenture (Incorporated by reference to the Registrant's Current Report on Form 8K, File No. 000-56006, filed with the Securities and Exchange Commission on October 16, 2020)

10.1

Amendment to Purchase Agreement dated July 9, 2020 by and between  Galaxy Next Generation, Inc. and Tydacso Partners, LLC (Incorporated by reference to the Registrant's Current Report on Form 8K, File No. 000-56006, filed with the Securities and Exchange Commission on July 10, 2020)

10.2

Amended and Restated Securities Purchase Agreement, dated as of October 9, 2020, between Galaxy Next Generation, Inc. and YA II PN, LTD (Incorporated by reference to the Registrant's Current Report on Form 8K, File No. 000-56006, filed with the Securities and Exchange Commission on October 16, 2020)

10.3

Amended and Restated Security Agreement, dated as of October 9, 2020, by and among Galaxy Next Generation, Inc, Interlock Concepts Inc., Elhert Solutions Group, Galaxy MS, Inc. and YA II PN, LTD. (Incorporated by reference to the Registrant's Current Report on Form 8K, File No. 000-56006, filed with the Securities and Exchange Commission on October 16, 2020)

10.4

Amended and Restated Registration Rights Agreement, dated as of October 9, 2020, between Galaxy Next Generation, Inc. and YA II PN, LTD. (Incorporated by reference to the Registrant's Current Report on Form 8K, File No. 000-56006, filed with the Securities and Exchange Commission on October 16, 2020)

10.5	Amendment to the Line of Credit dated October 29, 2020*
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	XBRL Interactive Tables*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GALAXY NEXT GENERATION, INC.

Date: November 12, 2020

/s/ Gary LeCroy

Gary LeCroy

Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2020

/s/Magen McGahee

Magen McGahee

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Gary LeCroy, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q (this "report") of Galaxy Next Generation, Inc. (the "registrant");

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

4.The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15d-15(f)) for the registrant and have:

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

Dated: November 12, 2020

Galaxy Next Generation, Inc.

By:/s/ Gary LeCroy

Gary LeCroy

Chief Executive Officer

(Principal ExecutiveOfficer)

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Magen McGahee, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q (this "report") of Galaxy Next Generation, Inc. (the "registrant");

2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

Dated: November 12, 2020

Galaxy Next Generation, Inc.

By: /s/ Magen McGahee

Magen McGahee

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Quarterly Report on Form 10-Q of Galaxy Next Generation, Inc. (the "Company") for the quarter ending September 30, 2020, I, Gary Lecroy, Chief Executive Officer of the Company hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1.Such Quarterly Report on Form 10-Q for the fiscal quarter ending September 30, 2020, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such Quarterly Report on Form 10-Q for the quarter ending September 30, 2020, fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 12, 2020

Galaxy Next Generation, Inc.

By:/s/ Gary LeCroy

Gary LeCroy

Chief Executive Officer

(Principal Executive Officer)

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Quarterly Report on Form 10-Q of Galaxy Next Generation, Inc. (the "Company") for the quarter ending September 30, 2020, I, Magen McGahee, Chief Financial Officer of the Company hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1.Such Quarterly Report on Form 10-Q for the fiscal quarter ending September 30, 2020, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such Quarterly Report on Form 10-Q for the quarter ending September 30, 2020, fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 12, 2020

Galaxy Next Generation, Inc.

By:/s/ Magen McGahee

Magen McGahee

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)