Form 10-Q
period 2020-12-31
GALAXY NEXT GENERATION, INC.
filed 2021-02-16
CIK 1127993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes[X] No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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

The number of shares outstanding of the issuer's Common Stock, as of February 8, 2021 was 2,765,894,203.

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

PART I – FINANCIAL INFORMATION

Item 1 – Unaudited Condensed Consolidated Financial Statements

The following unaudited condensed consolidated financial statements are included herein:

GALAXY NEXT GENERATION, INC.
Condensed Consolidated Balance Sheets

	December 31, 2020	June 30, 2020
Assets	(Unaudited)	(Audited)
Current Assets
Cash	$ 372,591	$ 412,391
Accounts receivable, net	1,231,807	798,162
Inventories, net	1,473,749	738,091
Prepaid and other current assets	3,950	2,800
Total Current Assets	3,082,097	1,951,444

Property and Equipment, net (Note 3)	62,931	52,049

Intangibles, net (Notes 4 and 14)	1,432,707	1,436,315

Goodwill (Notes 4 and 14)	834,220	834,220

Operating right of use asset (Note 9)	212,917	223,982
Total Assets	$ 5,624,872	$ 4,498,010

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Line of credit (Note 5)	$ 991,598	$ 1,236,598
Convertible notes payable, net of discount (Note 6)	110,000	1,101,900
Derivative liability, convertible debt features and warrants (Note 7)	3,719,000	246,612
Current portion of long-term notes payable (Note 6)	561,981	512,425
Accrued legal settlement payable (Note 12)	600,000	1,282,000
Accounts payable	1,372,219	1,804,269
Accrued expenses	196,528	371,912
Deferred revenue	972,771	1,133,992
Short term portion of related party notes and payables (Note 8)	2,771,043	1,272,812
Total Current Liabilities	11,295,140	8,962,520
Noncurrent Liabilities
Long term portion of related party notes payable	1,225,000	2,075,000
(Note 8)
Long term portion of accrued legal settlement payable	368,240	718,000
(Note 12)
Notes payable, less current portion (Note 6)	419,079	482,553
Total Liabilities	13,307,459	12,238,073

Stockholders' Equity (Deficit)
Common stock	238,845	59,539
Preferred stock - Series E, non-redeemable	50	50
Additional paid-in-capital	36,478,169	15,697,140
Accumulated deficit	(44,399,651)	(23,496,792)
Total Stockholders' Equity (Deficit)	(7,682,587)	(7,740,063)

Total Liabilities and Stockholders' Equity (Deficit)	$ 5,624,872	$ 4,498,010

See accompanying notes to the condensed consolidated financial statements (unaudited).

GALAXY NEXT GENERATION, INC.

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2020	2019	2020	2019

Revenues	$798,793	$876,529	$1,977,006	$1,501,426
Cost of Sales	471,063	492,105	1,304,240	985,784

Gross Profit	327,730	384,424	672,766	515,642

General and Administrative Expenses
Stock compensation and stock issued for services	13,200	679,881	2,776,200	2,007,692
General and administrative	1,257,918	1,805,480	2,650,145	2,601,528
Total General and Administrative Expenses	1,271,118	2,485,361	5,426,345	4,609,220
Loss from Operations	(943,388)	(2,100,937)	(4,753,579)	(4,093,578)

Other Income (Expense)
Other income	-	-	-	3,049
Expenses related to convertible notes payable:
Change in fair value of derivative liability	(2,442,688)	1,219,289	(3,496,583)	2,022,257
Interest accretion	(366,667)	(579,920)	(766,603)	(808,853)
Interest expense related to Equity Purchase Agreement (Note 13)	(995,000)	-	(5,001,900)	-
Interest expense	(3,020,338)	(1,360,639)	(6,884,194)	(1,962,429)

Total Other Income (Expense)	(6,824,693)	(721,270)	(16,149,280)	(745,976)

Net Loss before Income Taxes	(7,768,081)	(2,822,207)	(20,902,859)	(4,839,554)

Income Taxes (Note 11)	-	-	-	-

Net Loss	$(7,768,081)	$(2,822,207)	$(20,902,859)	$(4,839,554)

Net Basic and Fully Diluted Loss Per Share	$(0.003)	$(0.161)	$(0.011)	$(0.331)

Weighted average common shares outstanding
Basic	2,314,084,953	17,531,574	1,978,500,180	14,636,414
Fully diluted	2,776,901,944	27,349,020	3,205,073,044	31,849,788

See accompanying notes to the condensed consolidated financial statements (unaudited).

GALAXY NEXT GENERATION, INC.
Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit)
Six Months Ended December 31, 2020
(Unaudited)
							Total
	Common Stock		Preferred Stock - Class E		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, July 1, 2020	628,039,242	$ 59,539	500,000	$50	$15,697,140	$(23,496,792)	$ (7,740,063)

Common stock issued for services	105,750,000	10,375	-	-	2,765,625	-	2,776,200

Common stock issued in exchange for debt reduction	1,382,812,744	138,281	-	-	12,892,954	-	13,031,235

Issuance of common stock to warrant holders	249,792,217	-	-	-	-	-	-

Commitment shares issued	52,500,000	5,250	-	-	1,044,750	-	1,050,000

Common stock issued under Equity Purchase Agreement	242,000,000	24,200	-	-	3,927,000	-	3,951,900

Common stock issued as collateral	50,000,000	-	-	-	-	-	-

Common stock issued in acquisition	10,000,000	1,000	-	-	150,000		151,000

Consolidated net loss	-	-	-	-	-	(20,902,859)	(20,902,859)
Balance December 31, 2020	2,720,894,203	$238,845	500,000	$50	$36,478,169	$(44,399,651)	$ (7,682,587)

See accompanying notes to the condensed consolidated financial statements (unaudited).

GALAXY NEXT GENERATION, INC.
Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit)
Six Months Ended December 31, 2019
(Unaudited)
							Total
	Common Stock		Preferred Stock - Class E		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, July 1, 2019	11,318,901	$ 1,072	-	$ -	$ 4,859,731	$ (9,470,685)	$ (4,609,882)

Common stock issued for services	2,029,912	205	-	-	1,962,975	-	1,963,180

Common stock issued for debt reduction	2,772,990	277	-	-	1,935,737	-	1,936,014

Settlement of conversion features	-	-	-	-	152,374	-	152,374

Issuance of common stock to warrant holders	1,228,379	-	-	-	-	-	-

Common stock issued as compensation	44,511	4	-	-	44,507	-	44,511

Common stock issued in acquisition of Ehlert Solutions
and Interlock Concepts, Inc.	1,350,000	135	-	-	1,720,216	-	1,720,351

Common stock issued for convertible notes	500,000	50	-	-	219,950	-	220,000

Commitment shares issued	25,000	3	-	-	6,997	-	7,000

Issuance of Preferred Stock- Class E	-	-	500,000	50	499,950	-	500,000

Consolidated net loss	-	-	-	-	-	(4,839,554)	(4,839,554)
Balance December 31, 2019	19,269,693	$ 1,746	500,000	$ 50	$ 11,402,437	$ (14,310,239)	$ (2,906,006)

See accompanying notes to the condensed consolidated financial statements (unaudited).

GALAXY NEXT GENERATION, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(20,902,859)	$ (4,839,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	177,529	285,844
Amortization of convertible debt discounts	247,702	216,724
Accretion and settlement of financing instruments
and change in fair value of derivative liability	4,126,813	536,339
Stock compensation and stock issued for services	2,786,775	-
Non-cash interest expense	11,893,497	-

Changes in assets and liabilities:
Accounts receivable	(401,935)	75,339
Inventories	(526,227)	315,734
Intangibles	(120,404)	-
Accounts payable	(1,463,810)	(54,573)
Accrued expenses	(175,384)	(950,480)
Deferred revenue	(161,221)	(173,380)
Net cash used in operating activities	(4,519,524)	(4,588,007)

Cash Flows from Investing Activities
Acquisition of business, net of cash	38,836	2,967,918
Purchases of property and equipment	-	(17,636)
Net cash provided by investing activities	38,836	2,950,282

Cash Flows from Financing Activities
Principal payments on financing lease obligations	-	(3,449)
Principal payments on notes payable	(932)	(35,431)
Payments on advances from stockholder, net	(121,663)	-
Payments on convertible notes payable	-	(159,983)
Proceeds from convertible notes payable	1,956,000	1,923,684
Proceeds from notes payable related parties	535,963	400,000
Payments on notes payable related parties	-	(411,006)
Payments on line of credit, net	(245,000)	(100)
Proceeds from sale of common stock under Equity	2,316,520	-
Purchase Agreement
Net cash provided by financing activities	4,440,888	1,713,715

Net Increase (Decrease) in Cash and Cash Equivalents	(39,800)	75,990

Cash, Beginning of Period	412,391	169,430

Cash, End of Period	$ 372,591	$ 245,420

Supplemental and Non-Cash Disclosures
Noncash additions related to convertible debt	$ 210,520	$ 206,600
Cash paid for interest	$ 35,888	$ 161,944
Interest on shares issued under Equity Purchase Agreement	$5,001,900	$ -
Related party note payable issued for acquisition of business	$ 194,526	$1,484,473
Acquisition of goodwill and intangibles	$ 46,869	$ -
Stock compensation and stock issued for services	$2,776,200	$2,007,692
Property leased with financing lease	$ 25,317	$ -
Accretion of discount and change in fair value of derivatives	$4,238,991	$ -
Common stock issued in exchange for convertible debt reduction	$4,117,650	$ -

See accompanying notes to the condensed consolidated financial statements (unaudited).

Note 1 - Summary of Significant Accounting Policies

Impact of Coronavirus Aid, Relief, and Economic Security Act

The Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was enacted in March 2020 in response to the COVID-19 pandemic. The CARES Act and related rules and guidelines include several significant provisions, including delaying certain payroll tax payments, mandatory transition tax payments, and estimated income tax payments that we are deferring to future periods.  As a result, the Company delayed payment of certain payroll tax payments in the amount of $19,517 as of December 31, 2020 and June 30, 2020, respectively.

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

On October 15, 2020, the Company entered into an Asset Purchase Agreement (AP), to acquire the assets of Classroom Technologies Solutions, Inc. ("Classroom Tech") for consideration of (a) paying off a secured Classroom Tech loan, not to exceed the greater of 50% of the value of the Classroom Tech assets acquired or $120,000; (b) the issuance of a promissory note in the amount of $44,526 to a Classroom Tech designee; and (c) the issuance of 10 million shares of common stock to the seller of Classroom Tech. Classroom Tech provides cutting-edge presentation products to schools, training facilities, churches, corporations and retail establishments. Their high quality solutions are customized to meet a variety of needs and budgets in order to provide the best in education and presentation technology. Classroom Tech direct-sources and imports many devices and components which allows the Company to be innovative, nimble and capable of delivering a broad range of cost-effective solutions. Classroom Tech also offers in-house service and repair facilities and carries many top brands.

Basis of Presentation and Interim Financial Information

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission (the "SEC") pertaining to interim financial information. Accordingly, these interim financial statements do not include all information or footnote disclosures required by GAAP for complete financial statements and, therefore, should be read in conjunction with the Consolidated Financial Statements and notes thereto in our June 30, 2020 Annual Report on Form 10-K and other current filings with the SEC. In the opinion of management, all adjustments, consisting of those of a normal recurring nature, necessary to present fairly the results of the periods presented have been included. The results of operations for the interim periods presented may not necessarily be indicative of the results to be expected for the full year.

Principles of Consolidation

The financial statements include the consolidated assets and liabilities of the combined company (collectively Galaxy Next Generation, Inc., Classroom Technology Solutions Inc., Interlock Concepts, Inc., and Ehlert Solutions Group, Inc. referred to collectively as the "Company"). See Note 14.

All intercompany transactions and accounts have been eliminated in the consolidation.

The Company is an over-the-counter public company traded under the stock symbol listing GAXY.

Capital Structure

In accordance with ASC 505, Equity, the Company's capital structure is as follows:

	December 31, 2020
	Authorized	Issued	Outstanding

Common stock	4,000,000,000	2,720,894,203	2,670,855,578	$.0001 par value, one vote per share
Preferred stock	200,000,000	-	-	$.0001 par value, one vote per share
Preferred stock - Class A	750,000	-	-	$.0001 par value; no voting rights
Preferred stock - Class B	1,000,000	-	-	Voting rights of 10 votes for Preferred B share; 2% preferred dividend payable annually

Preferred stock - Class C	9,000,000	-	-	$.0001 par value; 500 votes per share, convertible to common stock

Preferred stock - Class D	1,000,000	-	-	$.0001 par value; no voting rights, convertible to common stock, mandatory conversion to common stock 18 months after issue

Preferred stock - Class E	500,000	500,000	500,000	$.0001 par value; no voting rights, convertible to common stock

	June 30, 2020
	Authorized	Issued	Outstanding

Common stock	4,000,000,000	628,039,242	628,000,617	$.0001 par value, one vote per share

Preferred stock	200,000,000	-	-	$.0001 par value, one vote per share

Preferred stock - Class A	750,000	-	-	$.0001 par value; no voting rights

Preferred stock - Class B	1,000,000	-	-	Voting rights of 10 votes for 1 Preferred B share; 2% preferred dividend payable annually

Preferred stock - Class C	9,000,000	-	-	$.0001 par value; 500 votes per share, convertible to common stock
Preferred stock - Class D	1,000,000	-	-	$.0001 par value; no voting rights, convertible to common stock, mandatory conversion to common stock 18 months after issue

Preferred stock - Class E	500,000	500,000	500,000	$.0001 par value; no voting rights, convertible to common stock

There is no publicly traded market for the preferred shares.

There are 392,143 common shares reserved at December 31, 2020 under terms of the convertible debt agreements, Stock Plan and Equity Purchase Agreement (see Notes 6, 13 and 15).

There are 165,680,020 issued common shares that are restricted as of December 31, 2020. The shares may become free-trading upon satisfaction of certain terms and regulatory conditions.

Accounts Receivable

Management deemed no allowance for doubtful accounts was necessary at December 31, 2020 and June 30, 2020. At December 31, 2020 and June 30, 2020, $836,819 and $670,031 of total accounts receivable were considered unbilled and recorded as deferred revenue.

The Company factored approximately $487,000 and $0 of accounts receivable as of December 31, 2020 and June 30, 2020, respectively. For the three months and six months ended December 31, 2020, expenses on sale of trade receivables was inconsequential. For the three and six months ended December 31, 2019, the Company did not factor accounts receivable.

Inventories

Management estimates $67,635 of inventory reserves at December 31, 2020 and June 30, 2020.

Goodwill and Intangible Assets

Management of the Company determined that a triggering event to assess goodwill impairment occurred during the year ended June 30, 2020 due to the separation of a key executive associated with their acquisition of Concepts and Solutions. While there was no single determinative event, the consideration in totality of several factors that developed led management to conclude that it was more likely than not that the fair values of certain intangible assets and goodwill acquired as part of that acquisition were below their carrying amounts. These factors included: a) former key executive separating from the Company; b) respective former key executive violating his noncompete changing the use and value of it; c) sustained decrease in the Company's share price which reduced market capitalization; and d) uncertainty in the United States and global economies due to Covid-19. As a result, the Company recorded a non-cash impairment loss of approximately $2,000,000, including $800,287 related to goodwill and $1,200,000 related to finite-lived intangible assets. No such impairment charge was recorded during the three or six months ended December 31, 2020 and 2019.

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

In August 2020, the FASB issued ASU 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity's Own Equity", which simplifies the accounting for certain convertible instruments, amends guidance on derivative scope exceptions for contracts in an entity's own equity and modifies the guidance on diluted EPS calculations as a result of these changes. The guidance in this ASU can be adopted using either a full or modified retrospective approach and becomes effective for annual reporting periods beginning after December 15, 2021, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

The Company has implemented all new applicable accounting pronouncements that are in effect. These pronouncements did not have any material impact on the consolidated financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 2 - Contract Balances

 Contract assets and contract liabilities are as follows:

	December 31, 2020	June 30, 2020
Contract assets	$ 756,800	$ -
Contract liabilities	892,752	463,961

For the three and six months ended December 31, 2020, the Company recognized $445,136 and $500,075 of revenue that was included in contract liabilities as of June 30, 2020.

Note 3 - Property and Equipment

Property and equipment are comprised of the following at:

	December 31, 2020	June 30, 2020
Vehicles	$ 115,135	$ 115,135
Equipment	22,877	6,097
Furniture and fixtures	25,085	24,335
	163,097	145,567
Accumulated depreciation	(100,166)	(93,518)

Property and equipment, net	$ 62,931	$ 52,049

Depreciation expense was $2,220 and $10,012 for the three months ended December 31, 2020 and 2019, respectively. Depreciation expense was $6,648 and $17,844 for the six months ended December 31, 2020 and 2019, respectively.

Note 4 - Intangible Assets

Intangible assets are stated at the lower of cost or fair value. Customer lists and vendor relationships are amortized on a straight-line basis over five years, representing the period over which the Company expects to receive future economic benefits from these assets.

Annual amortization expense is calculated based on the straight-line method over the product's estimated economic life. Amortization of product development costs incurred begins when the related products are available for sale to customers. Amortization of product development costs was $20,416 and $0 for the three months ended December 31, 2020 and 2019, respectively. Amortization of product development costs was $32,927 and $0 for the six months ended December 31, 2020 and 2019, respectively. Amortization of these costs are included in cost of sales in the Company's condensed consolidated statements of operations.

The following tables shows goodwill, finite-lived intangible assets, accumulated amortization, and the impairment charges:

December 31, 2020
	Cost	Accumulated Amortization	Net Book Value	Impairment	Total
Goodwill	$ 834,220	$ -	$ 834,220	$ -	$ 834,220
Finite-lived assets:
Customer list	$ 922,053	$ (221,961)	$ 700,092	$ -	$ 700,092
Vendor relationships	484,816	(119,992)	364,824	-	364,824
Capitalized product development costs	402,255	(34,464)	367,791	-	367,791
	$ 1,809,124	$ (376,417)	$ 1,432,707	$ -	$1,432,707

June 30, 2020
	Cost	Accumulated Amortization	Net Book Value	Impairment	Total
Goodwill	$ 1,634,507	$ -	$ 1,634,507	$ (800,287)	$ 834,220
Finite-lived assets:
Customer list	$ 881,000	$ (132,147)	$ 748,853	$ -	$ 748,853
Vendor relationships	479,000	(71,847)	407,153	-	407,153
Noncompete agreements	1,600,000	(400,000)	1,200,000	(1,200,000)	-
Capitalized product development costs	281,845	(1,536)	280,309	-	280,309
	$ 3,241,845	$ (605,530)	$ 2,636,315	$(1,200,000)	$1,436,315

Estimated amortization expense related to intangible assets for the next five years is as follows:

Period ending December 31,
2021	$ 387,118
2022	387,118
2023	363,406
2024	255,885
2025	39,181
$ 1,432,707

Note 5 - Lines of Credit

The Company has an available $1,000,000 and $1,250,000 line of credit at December 31, 2020 and June 30, 2020, respectively, bearing interest at prime plus 0.5% (3.75% at December 31, 2020 and 4.25% at June 30, 2020). The line of credit was renewed in October 2020 at a reduced available credit line, change in collateral, and now expires on October 29, 2021. The renewed line of credit is collateralized by certain real estate owned by a family member of a stockholder, 50,000,000 shares of the Company's common stock par value $0.0001 per share (the "Common Stock") and the personal stock of two stockholders, and a key man life insurance policy. A minimum average bank balance of $50,000 was required on the line of credit agreement at June 30, 2020, but this requirement was removed as of December 31, 2020. The outstanding balance is $991,598 and $1,236,598 at December 31, 2020 and June 30, 2020, respectively.

The Company has a $1,000,000 available credit line under an accounts receivable factoring agreement through July 30, 2022. No amounts were outstanding as of December 31, 2020. See Note 13.

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

	December 31, 2020	June 30, 2020

	$274,539	$274,900
Long term PPP loan under the CARES Act bearing interest at 0.98% and maturing in April 2022. Monthly installments of principal and interest of $13,137 begin in October 2020. The loan is subject to forgiveness by the SBA.	310,832	310,832
Long term loan under Section 7(b) of the Economic Injury Disaster Loan program bearing interest at 3.75% and maturing in May 2050. Monthly installments of principal and interest of $731 begin in May 2021.	150,000	150,000
Financing lease liabilities for offices and warehouses with monthly installments of $12,449 (ranging from $1,083 to $3,524) over terms expiring through July 2023.	212,962	223,982
Financing leases with a related party for delivery vehicles with monthly installments totaling $813, including interest, over 5-year terms expiring through July 2020.	-	1,245
Note payable with a finance company for delivery vehicle with monthly installments totaling $679 including interest at 8.99% over a 6-year term expiring in December 2025.	32,727	34,019

Total Notes Payable	981,060	994,978

Current Portion of Notes Payable	561,981	512,425

Long-term Portion of Notes Payable	$ 419,079	$ 482,553

Future minimum principal payments on the long-term notes payable to unrelated parties are as follows:

Period ending December 31,
2021	$ 561,981
2022	230,506
2023	31,473
2024	10,418
2025	11,213
Thereafter	135,469
$ 981,060

Convertible Notes

December 31, 2020	June 30, 2020

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

-14

On November 25, 2019, the Company signed a convertible promissory note with an investor. The $1,000,000 note was issued at a discount of $70,000 and bore interest at 8% per year. The note principal and interest up to $250,000 every 30-day calendar period were convertible into shares of common stock at the lower of (a) 75% of the lowest traded price of the common stock during the 10 trading days immediately preceding the notice of conversion or (b) $0.46 per share. The note matured in November 2020. The note had a redemption premium of 115% of the principal and interest outstanding if repaid before maturity. The note was repaid by conversion to stock.

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

On March 25, 2020, the Company signed a convertible promissory note with an investor. The $338,625 note was issued at a discount of $23,625 and bears interest at 8% per year. The note principal and interest were convertible into shares of common stock at the lower of (a) $0.46 per share or (b) 75% of the lowest trading price of common stock during the 10 trading days prior to conversion. The note had a maturity date of March 2021. The note had prepayment penalties between 120% and 130% of the principal and interest outstanding if repaid before 180 days from issuance. The note was repaid by conversion to stock.

-	338,625

On June 26, 2020, the Company signed a convertible promissory note with an investor. The $430,000 note was issued at a discount of $30,000 and bears interest at 8% per year. The note principal and interest were convertible into shares of common stock at the lower of (a) $0.47 per share or (b) 70% of the lowest trading price of common stock during the 10 trading days prior to conversion. The note had a maturity date of June 2021. The note had prepayment penalties between 120% and 130% of the principal and interest outstanding if repaid before 180 days from issuance. The note was repaid by conversion to stock.

-	430,000

-15

On July 20, 2020, the Company signed a convertible promissory note with an investor. The $125,000 note was issued at a discount of $8,750 and bears interest at 8% per year. The note principal and interest were convertible into shares of common stock at the lower of (a) 80% of the lowest traded price of the common stock during the 10 trading days immediately preceding the notice of conversion or (b) $0.47 per share. The note matured in July 2021. The note had a redemption premium of 115% of the principal and interest outstanding if repaid before maturity. The note is secured by a security interest in all assets of the Company. The note was repaid by conversion to stock as of December 31, 2020.

	-	-

On August 18, 2020, the Company signed a convertible promissory note with an investor. The $500,000 note was issued at a discount of $35,000 and bears interest at 8% per year. The note principal and interest were convertible into shares of common stock at the lower of (a) 80% of the lowest traded price of the common stock during the 10 trading days immediately preceding the notice of conversion or (b) $0.47 per share. The note had a maturity date of August 2021. The note has a redemption premium of 115% of the principal and interest outstanding if repaid before maturity. The note is secured by a security interest in all assets of the Company. The note was repaid by conversion to stock as of December 31, 2020.

	-	-

On July 20, 2020, the Company signed a convertible promissory note with an investor. The $134,375 note was issued at a discount of $9,375 and bears interest at 8% per year. The note principal and interest were convertible into shares of common stock at the lower of (a) $0.47 per share or (b) 70% of the lowest trading price of common stock during the 10 trading days prior to conversion. The note had a maturity date of July 2021. The note contained a price protection clause where if the share price falls below $0.01 per share after six months, the conversion price discount increases by 5%.  The note had prepayment penalties between 120% and 130% of the principal and interest outstanding if repaid before 180 days from issuance. The note was repaid by conversion to stock as of December 31, 2020.

	-	-

On July 24, 2020, the Company entered into a $168,300 convertible note. The note was issued at a discount of $15,300 and bears interest at 12% per year. The note principal and interest are convertible into shares of common stock at 71% of the average of the lowest 2 trading prices during 15 trading days prior to conversion. The note matures in July 2021. The note has prepayment penalties of 110% to 125% of the principal and interest outstanding if repaid before 180 days from issuance. The note was partially repaid by conversion to stock. The note was paid off in full on January 1, 2021.	110,000	-

-16

On October 16, 2020, the Company entered into a $1,200,000 convertible note. The note was issued at a discount of $84,000 and bears interest at 8% per year. The note principal and interest are convertible into shares of common stock at lower of (a) $0.47 per share or (b) 80% of the lowest trading price of the common stock during the 10 trading days immediately preceding the notice of conversion. The Company, at its option, may redeem principal and interest on this note prior to maturity by paying a 15% redemption premium on principal being redeemed. The investor has 15 days to elect to convert the note upon notice of an intent to redeem by the Company. The investor may convert at its option up to $350,000 of the outstanding principal and accrued interest per month. The note matures in October 2021. The note was repaid by conversion to stock.

	-	-

Total Convertible Notes Payable	110,000	1,989,975
Less: Unamortized original issue discounts	-	888,075
Current Portion of Convertible Notes Payable	110,000	1,101,900

Long-term Portion of Convertible Notes Payable	$ -	$ -

The original issue discount is being amortized over the terms of the convertible notes using the effective interest method. During the three months ended December 31, 2020 and 2019, the Company amortized $172,927 and $156,456, respectively, of debt discounts to interest expense and $366,667 and $579,920, respectively, to interest accretion. During the six months ended December 31, 2020 and 2019, the Company amortized $247,703 and $216,724, respectively, of debt discounts to interest expense and $766,603 and $808,853, respectively, to interest accretion.

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

The conversion features meet the definition of a derivative liability instrument because the conversion rate is variable and therefore does not meet the "fixed-for-fixed" criteria outlined in ASC 815-40-15. As a result, the conversion features of the notes are recorded as a derivative liability at fair value and marked-to-market each period with the changes in fair value each period charged or credited to other income (expense).

Note 7 - Fair Value Measurements

The following table presents information about the assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020 and June 30, 2020 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

At December 31, 2020
		Total	Level 1	Level 2	Level 3
Assets
	Customer List	$700,092	-	-	$700,092
	Vendor Relationship	364,824	-	-	364,824
	Development Costs	367,791	-	-	367,791

		$1,432,707	-	-	$1,432,707
Liabilities
	Original Issue discount, convertible debt	$3,719,000	-	-	$3,719,000

At June 30, 2020
		Total	Level 1	Level 2	Level 3
Assets
	Customer list	$748,847	-	-	$748,847
	Vendor relationship	407,153	-	-	407,153
	Development costs	280,315	-	-	280,315

		$1,436,315	-	-	$1,436,315
Liabilities
	Original issue discount, convertible debt	$213,300	-	-	$213,300
	Derivative liability warrants	33,312	-	-	33,312
Total		$246,612	-	-	$246,612

As of December 31, 2020, and June 30, 2020, the only asset required to be measured on a nonrecurring basis was goodwill and the fair value of the asset amounted to $834,220 using level 3 valuation techniques.

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

The derivative liability was valued using the Monte Carlo pricing model with the following inputs:

At December 31, 2020
Risk-free interest rate:	0.10%
Expected dividend yield:	0.00%
Expected stock price volatility:	315.00%
Expected option life in years:	0.87 to 1.19 years

At June 30, 2020
Risk-free interest rate:	0.09%
Expected dividend yield:	0.00%
Expected stock price volatility:	300.00%
Expected option life in years:	.085 to 1.69 years

The following table sets forth a reconciliation of changes in the fair value of the Company's convertible debt components classified as Level 3 in the fair value hierarchy at December 31, 2020 and June 30, 2020:

Balance at June 30, 2020	$ 246,612
Additional convertible securities at inception	2,000
Realized	(55,612)
Unrealized	3,526,000
Ending balance at December 31, 2020	$ 3,719,000

Balance at June 30, 2019	$ 1,025,944
Additional convertible securities at inception	2,027,000
Settlement of conversion features and warrants	(152,374)
Realized	(240,903)
Unrealized	(2,413,055)
Ending balance at June 30, 2020	$ 246,612

Note 8 - Related Party Transactions

Notes Payable

	December 31, 2020	June 30, 2020

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

	$400,000	$400,000

Fair value of unsecured notes payable to seller of Concepts and Solutions, a related party, bearing interest at 3% per year, payable in annual installments through November 30, 2021. Payments are subject to adjustment based on the achievement of minimum gross revenues and successful completion of certain pre-acquisition withholding tax issues of Concepts and Solutions.	1,030,079	1,030,079

Note payable to a stockholder in which the note principal plus 6% interest is payable in November 2021. Note was amended in March 2020 by increasing the available borrowings to $1,225,000 and extending the maturity to March 2022. Interest is payable in cash or common stock, at the holder's option. If interest is paid in common stock, the conversion price will be the market price at the time of conversion. Principal on the note at maturity is convertible into 1,000,000 shares of Series D Preferred Stock. If principal is paid prior to maturity, the right of conversion is terminated.	1,225,000	1,225,000

Note payable to a stockholder in which the note principal plus 6% interest is payable in November 2021. Interest is payable in cash or common stock, at the Company's option. If interest is paid in common stock, the conversion price will be the market price at the time of conversion. Principal on the note at maturity is convertible into 200,000 shares of Series D Preferred Stock. If principal is paid prior to maturity, the right of conversion is terminated.	200,000	200,000

Note payable to a stockholder in which the note principal plus interest at 10% is payable the earlier of 60 days after invoicing a certain customer, or April 2021, due to an extension granted by the lender. The note is collateralized by a security interest in a certain customer purchase order.	385,000	385,000

Note payable to a stockholder which is, upon the option of the stockholder, immediately convertible into restricted common shares.	500,000	-

Note payable related to acquisition of Classroom Tech in which the note principal is payable in 2021 with no interest obligations, upon the shareholder's resolution of a pre-acquisition liability with a bank.	111,164	-

Note payable related to the acquisition of Classroom Tech in which the note principal is payable in 2021 with no interest obligations.	44,526	-
Other short-term payables due to stockholders and related parties	100,274	107,733

Total Related Party Notes Payable and Other Payables	3,996,043	3,347,812
Current Portion of Related Party Notes Payable and Other Payables	2,771,043	1,272,812

Long-term Portion of Related Party Notes Payable and Other Payables	$1,225,000	$2,075,000

Future maturities of related party notes payable are as follows:

Period ending December 31,
2021	$2,771,043
2022	1,225,000
$3,996,043

Leases

The Company leases property used in operations from a related party under terms of a financing lease. The term of the lease expires on December 31, 2021. The monthly lease payment is $1,500 plus maintenance and property taxes, as defined in the lease agreement. Rent expense for this lease was $4,500 and $9,000 for the three and six months ended December 31, 2020 and 2019, respectively.

Other Agreements

A related party collateralizes the Company's short-term note with a certificate of deposit in the amount of $274,900, held at the same bank. The related party will receive a $7,500 collateral fee for this service (see Note 6).

Note 9 - Lease Agreements

The Company has financing lease liabilities for offices and warehouses with monthly installments of $12,449 (ranging from $1,083 to $3,524) including imputed interest (ranging from 0% to 2%), over 2-year terms plus extensions, expiring through July 2023.

Right-of-use assets:
Operating right-of-use assets	$212,917
Operating lease liabilities:
Current portion of long term payable	124,849
Financing leases payable, less current portion	88,113

Total financing lease liabilities	$212,962

As of December 31, 2020, financing lease maturities are as follows:

Period ending December 31,
2021	$124,849
2022	66,328
2023	21,785

$212,962

As of December 31, 2020, the weighted average remaining lease term was 1.4 years.

Note 10 - Equity

During the six months ended December 31, 2020, the Company issued 105,750,000 shares of common stock for professional consulting services. These shares were valued at $2,776,200 upon issuance during the six months ended December 31, 2020.

During the six months ended December 31, 2020, the Company issued 1,382,812,744 shares of common stock for debt reduction. These shares were valued at $13,031,235 upon issuance during the six months ended December 31, 2020.

During the six months ended December 31, 2020, the Company issued 249,792,217 shares of common stock to warrant holders in six cashless transactions.

During the six months ended December 31, 2020, the Company issued 52,500,000 shares of common stock for commitment shares under a two-year purchase agreement entered into on May 31, 2020, between the Company and the investor, as amended and restated on July 9, 2020 and December 29, 2020 (the "Equity Purchase Agreement"). These shares were valued at $1,050,000 upon issuance during the six months ended December 31, 2020.

During the six months ended December 31, 2020, the Company issued 242,000,000 shares of common stock in exchange for proceeds under the Equity Purchase agreement. These shares were valued at $3,951,900 upon issuance during the six months ended December 31, 2020.

During the six months ended December 31, 2020, the Company issued 50,000,000 shares of common stock as collateral for the line of credit. The shares are held in the Company's name and serve as collateral.

During the six months ended December 31, 2020, the Company issued 10,000,000 shares of common stock for the acquisition of Classroom Technology Solutions, Inc. These shares were valued at $151,000 upon issuance during the six months ended December 31, 2020.

See the capital structure section in Note 1 for disclosure of the equity components included in the Company's consolidated financial statements.

Note 11 - Income Taxes

The Company's effective tax rate differed from the federal statutory income tax rate for the six months ended December 31, 2020 and 2019 as follows:

Federal statutory rate	21%
State tax, net of federal tax effect	5.31%
Valuation allowance	-26%
Effective tax rate	0%

The Company had no federal or state income tax (benefit) for the six months ended December 31, 2020 or 2019.

The Company's deferred tax assets and liabilities as of December 31, 2020 and June 30, 2020, are summarized as follows:

		December 31, 2020	June 30, 2020

Federal
	Deferred tax assets	$ 9,081,800	$ 4,825,100
	Less valuation allowance	(9,081,800)	(4,825,100)
	Deferred tax liabilities	-	-
		-	-
State
	Deferred tax assets	2,425,100	1,290,900
	Less valuation allowance	(2,425,100)	(1,290,900)
	Deferred tax liabilities	-	-
		-	-
	Net Deferred Tax Assets	$ -	$ -

The Company's policy is to provide for deferred income taxes based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse. The Company has not generated taxable income and has not recorded any current income tax expense at December 31, 2020 and 2019, respectively.

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

The significant components of deferred tax assets as of December 31, 2020 and June 30, 2020, are as follows:

	December 31, 2020	June 30, 2020

Net operating loss carryforwards	$ 11,152,400	$ 5,767,000
Valuation allowance	(11,506,900)	(6,116,000)
Goodwill	262,100	278,900
Property and equipment	(13,700)	(10,500)
Intangible assets	61,300	35,800
Inventory allowance	17,800	17,800
Warranty accrual and other	27,000	27,000

Net Deferred Tax Assets	$ -	$ -

As of December 31, 2020, the Company does not believe that it has taken any tax positions that would require the recording of any additional tax liability nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next twelve months. As of December 31, 2020, the Company's income tax returns generally remain open for examination for three years from the date filed with each taxing jurisdiction.

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

On August 14, 2020, the Company entered into a legal settlement agreement and recorded a liability for $2,000,000 related to a lawsuit by a previous creditor of Galaxy CO. The liability of $968,240 and $2,000,000 is included in the consolidated balance sheets at December 31, 2020 and June 30, 2020.

Concentrations

Galaxy contracts the manufacturer of its products with overseas suppliers. The Company's sales could be adversely impacted by a supplier's inability to provide Galaxy with an adequate supply of inventory.

Galaxy has one customer that accounted for approximately 63% of accounts receivable at December 31, 2020, and three customers that accounted for approximately 79% of accounts receivable at June 30, 2020. Galaxy has two customers that accounted for approximately 69% and three customers that accounted for 51% of total revenue for the three and six months ended December 31, 2020, respectively. Galaxy had two customers that accounted for approximately 81% and 40% of total revenue for the three and six months ended December 31, 2019, respectively.

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

Equity Purchase Agreement

On May 31, 2020, the Company entered into a two-year purchase agreement (the "Equity Purchase Agreement") with an investor, which was amended and restated on July 9, 2020 and then again on December 29, 2020. Pursuant to the terms of the Equity Purchase Agreement, the investor agreed to purchase up to $10 million of the Company's common stock (subject to certain limitations) from time to time during the term of the Equity Purchase Agreement. The Company issued a total of 50,000,000 shares of common stock to the investor as consideration for its commitment to purchase shares of the Company's common stock. Pursuant to the terms and conditions of the second amended and restated agreement on December 29, 2020, the Company sold, and the investor purchased 100 million shares of the Company's common stock for an aggregate purchase price of $500,000. These shares are not yet issued and therefore, the purchase price is recorded as a related party payable to the investor (Note 8). The Company will use proceeds from shares issued to the investor for working capital and general and administrative expenses.

Accounts Receivable Factoring Agreement

On July 30, 2020, the Company entered into a two-year accounts receivable factoring agreement with a financial services company to provide working capital. Pursuant the agreement, the financial services company will pay the Company as the purchase price for the purchased accounts, an amount up to eighty percent (80%). Factoring fees are 2.5% of the face value of the account receivable sold to the factoring agent per month until collected. For collections over 90 days from the invoice date, the fee increases to 3.5%. The agreement contains a credit line of $1,000,000 and requires a minimum of $300,000 of factored receivables per calendar quarter. The agreement includes early termination fees and is guaranteed by the Company and the by two of the stockholders individually. The Company factored approximately $487,000 and $0 of accounts receivable as of December 31, 2020 and June 30, 2020, respectively.

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

On January 1, 2020, the Company entered into an employment agreement with the Chief Finance Officer (CFO) of the Company, who then also served as our Chief Operating Officer, for a two-year term, which was amended on September 1, 2020. Under the amended employment agreement, the CFO will receive annual compensation of $250,000, and an annual discretionary bonus based on profitability and revenue growth. The agreement includes a non-compete agreement and severance benefits of $72,000.

Supply Agreement

The Company is party to a one-year supplier agreement to manufacture and sell audio products to a buyer that is effective until July 2021. The initial order under this supplier agreement is for 4,000 units, at a discounted total price of $3,488,000, to be delivered over the agreement period. If the buyer does not meet the minimum floor of 4,000 units, then the contract becomes void and the buyer must pay the difference between the units sold and the total floor pricing of the $3,488,000. The buyer will pay tooling costs of $25 per unit shipped to them. The Company supplied 739 units as of December 31, 2020. The agreement was extended in July 2020 for a one-year term. The agreement can be extended for one additional year.

Note 14 - Acquisition

Concepts and Solutions

On September 4, 2019, Galaxy entered into a stock purchase agreement with Concepts and Solutions. Under the terms of the stock purchase agreement, 100% of the outstanding capital for both Concepts and Solutions was purchased by Galaxy. Concurrent with this acquisition, the Company applied pushdown accounting; therefore, the consolidated financial statements after completion of the acquisition include the assets, liabilities, and results of operations of the combined company from and after the closing date. As part of the stock purchase agreement, Galaxy issued 1,350,000 shares of common stock to the seller with a value of $1,485,000. In addition to the issuance of shares of common stock, the Company entered into three promissory notes with the seller for a total note payable of $3,000,000. Payments under the notes are subject to adjustment based on the achievement of minimum gross revenues and successful resolution of certain pre-acquisition payroll withholding tax issues of Concepts and Solutions. The Company believes future earnings goals will not be met and valued the note payable at $1,484,473. The balance of the note payable is $1,030,079 at December 31, 2020 and June 30, 2020.

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
$ 2,620,350

Classroom Technologies Solutions, Inc.

On October 15, 2020, the Company entered into an Asset Purchase Agreement (AP), to acquire the assets of Classroom Technologies Solutions, Inc. ("Classroom Tech") for consideration of (a) paying off a secured Classroom Tech loan, not to exceed the greater of 50% of the value of the Classroom Tech assets acquired or $120,000; (b) the issuance of a promissory note in the amount of $44,526 to a Classroom Tech designee; and (c) the issuance of 10 million shares of common stock to the seller of Classroom Tech.

The following table summarizes the allocation of the fair value of the assets as of the acquisition date through pushdown accounting.

Assets
Cash	$ 38,836
Accounts receivable	31,710
Inventory	209,431
Property and equipment	17,530
Other assets	1,150
Goodwill and other intangibles	46,869

Total Assets	$ 345,526
Consideration
Notes payable to seller and related party of seller	$ 164,526
Bonus program	30,000
Stock	151,000
$ 345,526

Note 15 - Stock Plan

An Employee, Directors, and Consultants Stock Plan was established by the Company (The "Plan"). The Plan is intended to attract and retain employees, directors and consultants by aligning the economic interest of such individuals more closely with the Company's stockholders by paying fees or salaries in the form of shares of the Company's common stock. The Plan is renewed annually or earlier. The 2020 Plan is effective September 16, 2020 and expires December 15, 2021. The 2019 Plan is effective December 13, 2018 and expires June 1, 2020. 99,250,000 Shares of Common Stock are reserved for stock awards under the Plans. There were 98,857,857 and 965,000 shares awarded under the Plans as of December 31, 2020 and June 30, 2020, respectively.

Note 16 - Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had negative working capital of approximately $8,213,000, an accumulated deficit of approximately $44,400,000, and cash used in operations of approximately $4,520,000 at December 31, 2020.

The Company's operational activities has primarily been funded through issuance of common stock for services, related party advances, equity purchase agreement transactions for proceeds, accounts receivable factoring, debt financing and through the deferral of accounts payable and other expenses. The Company intends to raise additional capital through the sale of equity securities or borrowings from financial institutions and investors and possibly from related and nonrelated parties who may in fact lend to the Company on reasonable terms. Management believes that its actions to secure additional funding will allow the Company to continue as a going concern. There is no guarantee the Company will be successful in achieving any of these objectives. These sources of working capital are not assured, and consequently do not sufficiently mitigate the risks and uncertainties disclosed above. The ability of the Company to continue as a going concern is dependent upon management's ability to raise capital from the sale of its equity and, ultimately, the achievement of operating revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 17 - Subsequent Events

On January 1, 2021, the Company paid cash to investors in satisfaction of $110,000 of principal on a convertible note.

On January 13, 2021, the Company entered into a twelve month structured loan agreement for $385,000 with equal installment payments due each month starting in month five. The loan bears 10% annual interest and has a convertible default provision in the event the company does not make the monthly payments. 5,000,000 shares of common stock were issued to the lender as commitment shares for the transaction.

On February 1, 2021, the Company entered into an employment agreement with the new Chief Operations Officer (COO) of the Company for a one-year term. Under the employment agreement, the COO will receive annual compensation of $140,000, and quarterly and annual discretionary bonus based on profitability and revenue growth. The agreement also includes an initial issuance of common stock in the form of Rule 144 stock. Subsequent stock issuances to be available on an annual basis upon renewal of agreement.

On February 4, 2021, the Company issued 50,000,000 shares of common stock under the amended and restated Equity Purchase Agreement dated December 29, 2020.

On January 4, 2021, the Company entered into an agreement with a consultant for the period January 4, 2021 through April 3, 2021 with monthly compensation of $5,000 and 2,500,000 shares of restricted common stock

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note on Forward Looking Statements

This Quarterly Report on Form 10-Q (this "Report"), including, but not limited to, the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") statements regarding future events and the future results of Galaxy Next Generation, Inc., which we refer to as "we," "us,""our", "Galaxy," or the "Company," that are based on our current expectations, estimates, forecasts, and projections about our business, economic and market outlook, our results of operations, the industry in which we operate and the beliefs and assumptions of our management. Words such as "expects," "anticipates," "targets," "goals," "projects," "would," "will," "could," "may," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including the duration, extent, and impact of the COVID-19 pandemic, and our ability to successfully manage the demand, supply, and operational challenges associated with the COVID-19 pandemic. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled "Risk Factors" in Item 1A of Part II, Part I Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2020 (as amended, the "Annual Report"), and in other reports we file with the U.S. Securities and Exchange Commission (the "SEC"). In addition, many of the foregoing risks and uncertainties are, and could be, exacerbated by the COVID-19 pandemic and the U.S. election and any worsening of the global business and economic environment as a result of the pandemic or the U.S. election. While forward-looking statements are based on reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, except as required by applicable law. We cannot at this time predict the extent of the impact of the COVID-19 pandemic and any resulting business or economic impact, but it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

In fiscal year 2021, we continue to execute on our product and solutions strategy and closed on an asset purchase of Classroom Technology Solutions ("CTS"), a designer, manufacturer, importer and integrator of audio-visual products, with headquarters in Jacksonville, Florida.

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

During the three months ended December 31, 2020, we continued to experience strong demand for our products and services.  We remain confident in our strategy and we are executing against our innovation roadmap.  We believe our understanding of high-performance interactive technology products position us to effectively capitalize on the industry transition to remote classrooms.

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

During the three months ended December 31, 2020, there were no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report.

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

By January 1, 2021, we have eliminated all of the Company's convertible debt excluding notes payable to related parties. This was an important step with the Company to ensure that we did not have sellers in the market outside of the routine market trading. The one note remaining on the December 31, 2020 financial statements was paid and eliminated on January 1, 2021 as noted in the subsequent events section of the statements.

On January 4, 2021, the Company entered into an agreement with a consultant for the period January 4, 2021 through April 3, 2021 with monthly compensation of $5,000 and 2,500,000 shares of restricted common stock.

On February 1, 2021 the Company entered into an employment agreement with the new Chief Operations Officer (COO) of the Company for a one-year term. Under the employment agreement, the COO will receive annual compensation of $140,000, and quarterly and annual discretionary bonus based on profitability and revenue growth. The agreement also includes an initial issuance of common stock in the form of Rule 144 stock. Subsequent stock issuances to be available on an annual basis upon renewal of agreement.

On February 4, 2021, the Company issued 50,000,000 shares of common stock under the Amended and Restated Put Purchase Agreement dated December 29, 2020.

Recent Financial Developments

The Company has an available $10,000,000 on an Equity Line of Credit that was registered under Form S-1 in January 2021. The equity line is with an institutional investor and allows the Company to draw equity down at the amount and time of the Company's discretion. This will be a great back stop for the Company and will eliminate the need to raise money from multiple investors in the convertible debt market.

Convertible Debt

Pursuant to the terms of a Securities Purchase Agreement, initially dated as of August 18, 2020 and amended and restated as of October 9, 2020 (the "Securities Purchase Agreement"), between us and YA II PN, LTD. (the "Selling Stockholder"), we issued and sold a Convertible Debenture (the "Initial Convertible Debenture") to Selling Stockholder in the aggregate principal amount of $500,000. The Initial Convertible Debenture was issued with a 7.0% original issue discount, resulting in net proceeds to us of $465,000. Pursuant to the Securities Purchase Agreement, the Selling Stockholder agreed to purchase an additional $1,200,000 Convertible Debenture (the "Second Convertible Debenture"; and together with the Initial Convertible Debenture, the "Convertible Debentures") from us upon the same terms as the Initial Convertible Debenture (subject to there being no event of default under the Initial Convertible Debenture or other customary closing conditions upon a registration statement registering the shares of our common stock, par value $0.0001 per share (the "Common Stock") issuable under the Convertible Debentures (the "Conversion Shares") being declared effective by the Securities and Exchange Commission, which registration statement was declared effective on October 29, 2020. The net proceeds to us from the sale of the Second Convertible Debentures after a 7.0% original issue discount will be $1,116,000. The Convertible Notes bear interest at a rate of 8% per annum.

The Convertible Debentures were  secured by a security interest in all of our assets and each of our subsidiaries as evidenced by the Securities Purchase Agreement and subject to the security agreement executed by the Company and each of the Company's subsidiaries, initially dated as of August 18, 2020 and amended and restated as of October 9, 2020 (the "Security Agreement").

The holder of the Convertible Debentures, had the right, subject to certain limitations, at any time to convert all or a portion of the Convertible Debentures, up to $350,000 of the outstanding and unpaid Conversion Amount (as defined below) in any 30 day calendar period, into fully paid and non-assessable shares of Common Stock, below an initial price of $0.47 (subject to adjustment, the "Fixed Conversion Price"), provided however that the Holder was not limited to conversions in the aggregate of $350,000 for conversions at the Fixed Conversion Price.  The number of shares of Common Stock issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) the Fixed Conversion Price or (z) the Market Conversion Price, as applicable (the "Conversion Rate"). The "Conversion Amount" means the portion of the principal and accrued interest to be converted, redeemed or otherwise with respect to which this determination is being made. The "Market Conversion Price" means, as of any conversion date or other date of determination, 80% of the lowest VWAP (as defined in the Convertible Debentures) of the Common Stock during the 10 Trading Days immediately preceding the Conversion Date as defined in the Convertible Debentures. During the quarter ended December 31, 2020, we issued [  ]] shares of our common stock upon conversion of the Convertible Debentures, which have all been extinguished.

Equity Line

On December 29, 2020, we and Tysadco Partners LLC, a Delaware limited company (the "Investor"), entered into an Amended and Restated Purchase Agreement between us and the Investor (the "Amended Purchase Agreement"), which amends and restates the Purchase Agreement entered into with the Investor on May 31, 2020, as amended on July 9, 2020 between us and the Investor. Also, on December 29, 2020, we executed a Registration Rights Agreement (the "Registration Rights Agreement"), and a Securities Purchase Agreement (the "SPA") with the Investor.

Pursuant to the Amended Purchase Agreement, the Investor committed to purchase, subject to certain restrictions and conditions, up to $10.0 million worth (the "Commitment") of our common stock over a period of 24 months from the effectiveness of the registration statement registering the resale of shares purchased by the Investor pursuant to the Amended Purchase Agreement. We issued 50.0 million shares of our common stock (the "Commitment Shares") to the Investor as a commitment fee. Pursuant to the Registration Rights Agreement we filed a  Registration Statement on Form S-1 with the SEC on January 19, 2021, as amended on January 28, 2021 (File No. 333-252183) that registered the resale of 500,000,000 shares of the Company's common stock.

The Amended Purchase Agreement provides that at any time after the effective date of the Registration Statement, from time to time on any business day selected by the Company, the Company shall have the right, but not the obligation, to direct the Investor to buy the lesser of 500,000 shares of its common stock per sale or 300% of the average shares traded for the 10 days prior to the closing request date, at a purchase price of 85% of the lowest average daily traded price during the ten trading days commencing on the first trading day following delivery and clearing of the delivered shares, with a minimum request of $200,000. The payment for the shares covered by each request notice will occur on the business day the Investor receives the trade settlement for the purchased shares.

In addition, the Investor will not be obligated to purchase shares if the Investor's total number of shares beneficially held at that time would exceed 9.99% of the number of shares of our common stock as determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended. In addition, we are not permitted to draw on the facility unless there is an effective registration statement to cover the resale of the shares.

During the quarter ended December 31, 2020, we sold -0- shares of our common stock for gross proceeds of $-0- pursuant to the Registration Statement.  Subsequent to the end of the quarter, we sold 50,000,000 shares of our common stock for gross proceeds of $1,030,000 pursuant to the Registration Statement

The Company has an available $1,000,000 and $1,250,000 line of credit at December 31, 2020 and June 30, 2020, respectively, bearing interest at prime plus 0.5% (3.75% at December 31, 2020 and 4.25% at June 30, 2020). The line of credit was renewed in October 2020 at a reduced available credit line and change in collateral, and now expires on October 29, 2021. The renewed line of credit is collateralized by certain real estate owned by a family member of a stockholder, 50,000,000 shares of the Company's common stock, the personal stock of two stockholders, and a key man life insurance policy. A minimum average bank balance of $50,000 was required on the line of credit agreement at June 30, 2020, but requirement was removed as of December 31, 2020. The outstanding balance is $991,598 and $1,236,598 at December 31, 2020 and June 30, 2020, respectively.

Financial Results and Performance Metrics Overview

The table below presents an analysis of selected line items period-over-period in our interim Condensed Consolidated Statements of Operations for the periods indicated.

Three months ended	March 31, 2020	September 30, 2020	December 31, 2020

Revenue	$ 349,247	$ 1,178,213	$ 798,793

Gross margin	218,633	345,036	327,730

General and administrative expense, less stock compensation and impairment expenses	1,662,359	1,392,227	1,257,918

Net Loss less stock compensation and expenses related to convertible notes payable	(1,443,726)	$(1,047,191)	$(930,188)

Revenue

Total revenues recognized were $1,977,006 and $1,501,426 for the six months ended December 31, 2020 and 2019, respectively, an increase of approximately 32%. Additionally, deferred revenue amounted to $972,771 and $1,133,992 as of December 31, 2020 and June 30, 2020, respectively. Total revenues recognized were $798,793 and $876,529 for the three months ending December 31, 2020 and 2019, respectively, a decrease of approximately 9%. The 3 months ending December 31, 2020 is typically our lowest revenue quarter due to seasonal impacts on education. Revenues increased during the six months ended December 31, 2020 due to the increase in the customer base for interactive panels and related products as well as additional revenues from OEM customers and Covid related new products.

Cost of Sales and Gross Margin

Our cost of sales was $471,063 and $492,105 for the three months ended December 31, 2020 and 2019, respectively, a decrease of approximately 4%. Cost of sales consists primarily of manufacturing, freight, and installation costs. There are no significant overhead costs which impact cost of sales. Cost of sales decreased from the three months ended December 31, 2019 due to increased profit margins related to new products and new relationships through the purchase of Classroom Tech.

General and Administrative

Six months ended	December 31, 2019	December 31, 2020
Stock compensation and stock issued for services	$ 2,007,692	$ 2,776,200
General and administrative	2,601,528	2,650,145

Total General and Administrative Expenses	$ 4,609,220	$ 5,426,345

Total general and administrative expenses (including stock compensation expenses) were $5,426,345 and $4,609,220 for the six months ended December 31, 2020 and 2019, respectively, an increase of approximately 18%. General and administrative expenses consist primarily of salaries and stock compensation expense, office rent, travel expense, amortization expense, impairment charges and professional fees. Of the general and administrative expenses for the six months ended December 31, 2020, $2,776,200 represent consulting fees and employee compensation paid through the issuance of stock, which did not impact cash, for the six months ended December 31, 2020.

Other Income (Expense)

Six months ended	December 31, 2019	December 31, 2020
Expenses related to convertible notes payable:
Change in fair value of derivative liability	$ 2,022,257	$ (3,496,583)
Interest accretion	(808,853)	(766,603)
Interest expenses related to equity purchase agreement	-	(5,001,900)
Interest expense	(1,962,429)	(6,884,194)

Total Other Income (Expense)	$ (745,976)	$ (16,149,280)

Interest expense amounted to $11,886,094 and $1,962,429 for the six months ended December 31, 2020 and 2019, respectively. Interest expense of $5,001,900 for the six months ended December 31,2020 was due to sales of our common stock to investors under the Equity Purchase Agreement in exchange for proceeds of $2,316,520. Interest expense of $6,884,194 for the six months ended December 31,2020 is attributed to the increase in our debt.

The outstanding warrants and conversion features in convertible notes meet the definition of a derivative liability instrument because the exercise price of the warrants and the conversion rates are variable. As a result, the outstanding warrants and conversion features of the notes are recorded as a derivative liability at fair value and marked-to-market each period with the change in fair value charged or credited to income. A derivative liability of $3,719,000 and $246,612 is recorded at December 31, 2020 and June 30, 2020. During the six months ended December 31, 2020 and 2019, we amortized $766,603 and $808,853 of original issue debt discount on derivative instruments to interest accretion, respectively. Changes in these amounts do not impact cash.

Net Loss for the Period

Net loss incurred for the six months ended December 31, 2020 and 2019 was $20,902,859 and $4,839,554, respectively, an increase of approximately 332%. Noncash contributing factors for the net loss incurred for the six months ended December 31, 2020 and 2019 are as follows:

a) $2,776,200 and $2,007,692 represent consulting fees and employee compensation paid through the issuance of stock for the six months ended December 31, 2020 and 2019, respectively;

b) amortization of intangible assets for the six months ended December 31, 2020 totaling $170,880; and

c) change in fair value of the derivative liability related to convertible notes payable of $(3,496,583) and $2,022,257 for the six months ended December 31, 2020 and 2019.

Liquidity and Capital Resources

Our revenues generated from operations have been insufficient to support our operational activities and have been supplemented by the proceeds from the issuance of securities, including equity and debt issuances. As stated in Note 16 to the notes to the unaudited condensed consolidated financial statements included in this Report, our ability to continue as a going concern is dependent upon management's ability to raise capital from the sale of its equity and, ultimately, the achievement sufficient of operating revenues. If our revenues continue to be insufficient to support our operational activities, we intend to raise additional capital through the sale of equity securities or borrowings from financial institutions and possibly from related and nonrelated parties who may in fact lend to us on reasonable terms and ultimately generating sufficient revenue from operations. Management believes that its actions to secure additional funding will allow us to continue as a going concern. We currently do not have any committed sources of financing other than our line of credits, our Equity Purchase Agreement, and accounts receivable factoring agreement, each of which requires us to meet certain requirements to utilize. Under the Amended and Restated Equity Purchase Agreement, we can issue up to an aggregate of $10 million worth of shares of our common stock at December 31, 2020. There can be no assurance that we will meet all or any of the requirements pursuant to our line of credit, our Equity Purchase Agreement, and accounts receivable factoring agreement, and therefore those financing options may be unavailable to us. There is no guarantee we will be successful in raising capital outside of our current sources, and if so, that we will be able to do so on favorable terms.

Our cash totaled $372,591 at December 31, 2020, as compared with $412,391 at June 30, 2020, a decrease of $39,800. Net cash of $4,519,524 was used by operations for the six months ended December 31, 2020. Net cash of $4,440,888 was provided from financing activities for the six months ended December 31, 2020, primarily due to proceeds from convertible notes payable and the Equity Purchase Agreement.

For the six months ended December 31, 2020, we had $38,836 cash provided by investing activities, and for the six months ended December 31, 2019, we had net cash provided by investing activities of $2,950,282 which resulted from our acquisition of Concepts and Solutions.

For the six months ended December 31, 2020, we had $4,440,888 of cash provided by financing activities primarily related to $2,316,520 of proceeds from the sale of common stock under the Equity Purchase Agreement, $1,956,000 of proceeds from the sale of convertible notes, and approximately $536,000 of related party note proceeds offset by payments of approximately $367,000 under the line of credit and related party payables. Total current liabilities of $11,295,140 and $8,962,520 as of December 31, 2020 and June 30, 2020, respectively, an increase of 26%. Our liabilities primarily consist of borrowings under a line of credit, convertible notes payable, related party notes payable, derivative liability, deferred revenue, accrued expenses and accounts payable.

To implement our business plan, we will require additional financing. Additional financing has already been put in place by the Equity Line of Credit described above. Further, current or future adverse capital and credit market conditions could limit our access to capital. We may be unable to raise capital or bear an unattractive cost of capital that could reduce our financial flexibility.

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

Off-Balance Sheet Arrangements

The Company did not have off-balance sheet arrangements or transactions as of and for the three and six months ended December 31, 2020 and 2019.

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

In 2016, a previous creditor of Galaxy Co. filed a law suit alleging default on money owed and sought $4,000,000 in damages. On August 14, 2020, the Company entered into a legal settlement agreement and recorded a liability for $2,000,000. The liability of $968,240 and $2,000,000 is included in the consolidated balance sheets at December 31, 2020 and June 30, 2020.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should consider carefully the following risks, together with the risks specified in Item 1A of Part I of our Annual Report and all the other information in this Report, including our condensed consolidated financial statements and notes thereto. If any of the following risks materializes, our operating results, financial condition and liquidity could be materially adversely affected. As a result, the trading price of our common stock could decline, and you could lose part or all of your investment. Except as set forth below, there have been no material changes from the risk factors disclosed in the Annual Report.

We may not be able to access the full amounts available under the Amended and RestatedPurchase Agreement, which could prevent us from accessing the capital we need to continue our operations, which could have an adverse effect on our business.

We intend to rely on the Amended and Restated Purchase Agreement for our near-term capital needs. We may direct Tysadco Partners to purchase up to $10.0 million of shares of our common stock over a 24-month period, commencing upon the satisfaction of certain conditions, including that the registration statement is declared effective by the SEC. Thereafter, on any trading day selected by us, we may sell shares of common stock to Tysadco Partners in an amount equal to the lesser of $500,000 or 300% of the average shares traded for the 10 days prior to the closing request date, with a minimum request of $200,000. The purchase price shall be 85% of the lowest average daily traded price during the ten trading days commencing on the first trading day following delivery and clearing of the delivered shares (in each case, to be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse split or other similar transaction that occurs on or after the date of the Amended and Restated Purchase Agreement).

In addition, Tysadco partners will not be required to purchase any shares of our common stock if such sale would result in its beneficial ownership exceeding 4.99% of the then outstanding shares of our common stock. Our inability to access a portion or the full amount available under the Amended and Restated Purchase Agreement, in the absence of any other financing sources, could have a material adverse effect on our business.

The sale or issuance of our common stock to Tysadco Partners may cause dilution and the sale of the shares of common stock acquired by Tysadco Partners, or the perception that such sales may occur, could cause the price of our common stock to fall.

Upon the execution of the Amended and Restated Purchase Agreement, we issued 50,000,000 Commitment Shares to Tysadco Partners in consideration for its commitment to purchase shares of our common stock under the Amended and Restated Purchase Agreement. The remaining shares of our common stock that may be issued under the Amended and Restated Purchase Agreement may be sold by us to Tysadco Partners at our discretion from time to time over a 24-month period commencing after the satisfaction of certain conditions set forth in the Amended and Restated Purchase Agreement, including that the SEC has declared effective the registration statement of which this prospectus is a part and that such registration statement remains effective. The purchase price for the shares that we may sell to Tysadco Partners under the Amended and Restated Purchase Agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

We generally have the right to control the timing and amount of any future sales of our shares to Tysadco Partners. Additional sales of our common stock, if any, to Tysadco Partners will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Tysadco Partners all, some, or none of the additional shares of our common stock that may be available for us to sell pursuant to the Purchase Agreement. If and when we do sell shares to Tysadco Partners, after Tysadco Partners has acquired the shares, Tysadco Partners may resell all or some of those shares at any time or from time to time in its discretion. Therefore, sales to Tysadco Partners by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Tysadco Partners, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

We may not be able to access the full amounts available under the Amended and Restated Purchase Agreement, which could prevent us from accessing the capital we need to continue our operations, which could have an adverse effect on our business

At December 31, 2020, we had cash of $372,591. We had an accumulated deficit of $44,399,651 million at December 31, 2020, and at June 30, 2020, an accumulated deficit of $23,496,792. We have generated significant losses to date and expect to continue to incur significant operating losses. To date, our revenue from operations have been insufficient to support our operational activities and has been supplemented by the proceeds from the issuance of securities. There is no guarantee that additional equity, debt or other funding will be available to us on acceptable terms, or at all.

Our ability to direct Tysadco Partners to purchase up to $10.0 million of shares of our common stock over a 24-month period is subject to the satisfaction of certain conditions, including that the registration statement of which this prospectus is a part is declared effective by the SEC. The extent we rely on Tysadco Partners as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure funding from other sources. If obtaining sufficient funding from Tysadco Partners were to prove unavailable or prohibitively dilutive, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we sell all $10.0 million under the Purchase Agreement to Tysadco Partners, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

Our inability to access a portion or the full amount available under the Purchase Agreement, in the absence of any other financing sources, could have a material adverse effect on our business.

It is not possible to predict the actual number of shares we will sell under the Purchase Agreement to the Selling Stockholder, or the actual gross proceeds resulting from those sales.

Subject to certain limitations in the Purchase Agreement and compliance with applicable law, we have the discretion to deliver notices to the Selling Stockholder at any time throughout the term of the Purchase Agreement. The actual number of shares that are sold to the Selling Stockholder may depend based on a number of factors, including the market price of the common stock during the sales period. Actual gross proceeds may be less than $10.0 million, which may impact our future liquidity. Because the price per share of each share sold to the Selling Stockholder will fluctuate during the sales period, it is not currently possible to predict the number of shares that will be sold or the actual gross proceeds to be raised in connection with those sales.

Investors who buy shares at different times will likely pay different prices.

Investors who purchase shares in this offering at different times will likely pay different prices, and so may experience different levels of dilution and different outcomes in their investment results. In connection with the sale of our common stock pursuant to the terms of the Purchase Agreement, we will have discretion, subject to market demand, to vary the timing, prices, and numbers of shares sold to the Selling Stockholder. Similarly, the Selling Stockholder may sell such shares at different times and at different prices. Investors may experience a decline in the value of the shares they purchase from the Selling Stockholder in this offering as a result of sales made by us in future transactions to Selling Stockholder at prices lower than the prices they paid.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as set forth below, all unregistered sales of equity securities were previously reported in our filings with the Securities and Exchange Commission.

For the three months ended December 2020, the Company issued 2,374,419 common shares for debt reduction. These shares were issued in exchange for convertible debt reduction of $18,300 during the three months ended December 31, 2020.

For the three months ended December 2020, the Company issued 4,651,163 common shares for debt reduction. These shares were issued in exchange for convertible debt reduction of $40,000 during the three months ended December 31, 2020.

For the three months ended December 2020, the Company issued 103,151,562 common shares for debt reduction. These shares were issued in exchange for convertible debt reduction of $430,000 during the three months ended December 31, 2020.

For the three months ended December 2020, the Company issued 28,032,949 common shares for debt reduction. These shares were issued in exchange for convertible debt reduction of $121,663 during the three months ended December 31, 2020.

For the three months ended December 2020, the Company issued 18,938,679 common shares for debt reduction. These shares were issued in exchange for convertible debt reduction of $95,000 during the three months ended December 31, 2020.

For the three months ended December 2020, the Company issued 3,911,257 common shares for debt reduction. These shares were issued in exchange for convertible debt reduction of $12,712 during the three months ended December 31, 2020.

For the three months ended December 2020, the Company issued 12,336,250 common shares for debt reduction. These shares were issued in exchange for convertible debt reduction of $75,465 during the three months ended December 31, 2020.

For the three months ended December 2020, the Company issued 64,865,686 common shares for debt reduction. These shares were issued in exchange for convertible debt reduction of $525,000 during the three months ended December 31, 2020.

For the three months ended December 2020, the Company issued 81,528,943 common shares for debt reduction. These shares were issued in exchange for convertible debt reduction of $500,000 during the three months ended December 31, 2020.

For the three months ended December 2020, the Company issued 94,546,394 common shares for debt reduction. These shares were issued in exchange for convertible debt reduction of $500,000 during the three months ended December 31, 2020.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

On February 1, 2021, we entered into an employment agreement with Bill Brinkman to act as our Chief Operations Officer. Under the employment agreement, Mr. Brinkman will receive annual compensation of $140,000, and quarterly and annual discretionary bonus based on profitability and revenue growth. The agreement also includes an initial issuance of 5,000,000 shares of restricted common stock which have not yet been issued. Subsequent stock issuances will be available on an annual basis upon renewal of agreement and at the discretion of the Board.

Prior to joining us, Mr. Brinkman, 67, served as Vice President of Sales for Graphics Distribution, Inc., from January 2013 through January 2020, a value-added distributor focused on the education technology and streaming media marketplaces. From 2000 to 2012, Mr. Brinkman also served as Vice President, Sales for Virtual Ink Corp. ("Virtual Ink"). Virtual Ink was the original corporate parent of the Mimio brand prior to its acquisition by Newell Brands Inc. Mr. Brinkman was responsible for the design, development, and growth of the Mimio North American sales organization, including the creation of the Mimio channel model specifically targeted at the education vertical market.

Prior to joining Virtual Ink, Mr. Brinkman served as Director of Channel Sales for the Hitachi Nissei Sangyo America, Ltd Group from 1990 to 1999 with responsibility for the development and growth of their North American IT Channel. Earlier in his career, from 1986 to 1990, Mr. Brinkman served as Director of Sales for Thomson Consumer Products, the U.S. subsidiary of the multinational Thomson SA organization.

ITEM 6. EXHIBITS

Exhibit No.	Description
4.1

Form of Secured Convertible Debenture (Incorporated by reference to the Registrant's Current Report on Form 8K, File No. 000-56006, filed with the Securities and Exchange Commission on October 16, 2020)

3.1

Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to the Annual Report on Form 10-K/A, File No. 000-56006, filed with the Securities and Exchange Commission on October 16, 2020 )

3.2	Bylaws (incorporated herein by reference to Exhibit 3.2 to the Registrant's Form 8A-12G, File No. 000-56006, filed with the Securities and Exchange Commission on December 3, 2018)
10.1

Amendment to Purchase Agreement dated July 9, 2020 by and between Galaxy Next Generation, Inc. and Tydacso Partners, LLC (Incorporated by reference to the Registrant's Current Report on Form 8K, File No. 000-56006, filed with the Securities and Exchange Commission on July 10, 2020)

10.2

Amended and Restated Securities Purchase Agreement, dated as of October 9, 2020, between Galaxy Next Generation, Inc. and YA II PN, LTD (Incorporated by reference to the Registrant's Current Report on Form 8K, File No. 000-56006, filed with the Securities and Exchange Commission on October 16, 2020)

10.3

Amended and Restated Security Agreement, dated as of October 9, 2020, by and among Galaxy Next Generation, Inc, Interlock Concepts Inc., Elhert Solutions Group, Galaxy MS, Inc. and YA II PN, LTD. (Incorporated by reference to the Registrant's Current Report on Form 8K, File No. 000-56006, filed with the Securities and Exchange Commission on October 16, 2020)

10.4

Amended and Restated Registration Rights Agreement, dated as of October 9, 2020, between Galaxy Next Generation, Inc. and YA II PN, LTD. (Incorporated by reference to the Registrant's Current Report on Form 8K, File No. 000-56006, filed with the Securities and Exchange Commission on October 16, 2020)

10.5

Amended and Restated Security Agreement, dated as of October 9, 2020, by and among Galaxy Next Generation, Inc, Interlock Concepts Inc., Elhert Solutions Group, Galaxy MS, Inc. and YA II PN, LTD. (Incorporated by reference to the Registrant's Current Report on Form 8K, File No. 000-56006, filed with the Securities and Exchange Commission on October 16, 2020)

10.6

Form of Secured Convertible Debenture issued by Galaxy Next Generation, Inc. (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2020)

10.7

Amended and Restated Registration Rights Agreement, dated as of October 9, 2020, between Galaxy Next Generation, Inc. and YA II PN, LTD. (Incorporated by reference to the Registrant's Current Report on Form 8K, File No. 000-56006, filed with the Securities and Exchange Commission on October 16, 2020)

10.8	Amendment to the Line of Credit dated October 29, 2020*
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	XBRL Interactive Tables*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GALAXY NEXT GENERATION, INC.

Date: February 16, 2021

/s/ Gary LeCroy

Gary LeCroy

Chief Executive Officer (Principal Executive Officer)

Date: February 16, 2021

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

Dated: February 16, 2021

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

Dated: February 16, 2021

Galaxy Next Generation, Inc.

By: /s/ Magen McGahee

Magen McGahee

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Quarterly Report on Form 10-Q of Galaxy Next Generation, Inc. (the "Company") for the quarter ending December 31, 2020, I, Gary LeCroy, Chief Executive Officer of the Company hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1.Such Quarterly Report on Form 10-Q for the fiscal quarter ending December 31, 2020, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such Quarterly Report on Form 10-Q for the quarter ending December 31, 2020, fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 16, 2021

Galaxy Next Generation, Inc.

By:/s/ Gary LeCroy

Gary LeCroy

Chief Executive Officer

(Principal Executive Officer)

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Quarterly Report on Form 10-Q of Galaxy Next Generation, Inc. (the "Company") for the quarter ending December 31, 2020, I, Magen McGahee, Chief Financial Officer of the Company hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1.Such Quarterly Report on Form 10-Q for the fiscal quarter ending December 31, 2020, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such Quarterly Report on Form 10-Q for the quarter ending December 31, 2020, fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 16, 2021

Galaxy Next Generation, Inc.

By:/s/ Magen McGahee

Magen McGahee

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)