Form 10-Q
period 2021-03-31
GALAXY NEXT GENERATION, INC.
filed 2021-05-13
CIK 1127993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filer [ ] Smaller reporting company [X] Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The number of shares outstanding of the issuer's Common Stock, as of May 7, 2021 was 3,040,944,203.

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

PART I – FINANCIAL INFORMATION

Item 1 – Unaudited Condensed Consolidated Financial Statements and Footnotes

The following unaudited condensed consolidated financial statements are included herein:

GALAXY NEXT GENERATION, INC.
Condensed Consolidated Balance Sheets

	March 31, 2021	June 30, 2020
Assets	(Unaudited)	(Audited)
Current Assets
Cash	$ 742,382	$ 412,391
Accounts receivable, net	1,302,764	798,162
Inventories, net	2,207,885	738,091
Prepaid and other current assets	3,950	2,800
Total Current Assets	4,256,981	1,951,444

Property and Equipment, net (Note 3)	58,290	52,049

Intangibles, net (Notes 4 and 14)	1,335,928	1,436,315

Goodwill (Notes 4 and 14)	834,220	834,220

Operating right of use asset (Note 9)	176,624	223,982
Total Assets	$ 6,662,043	$ 4,498,010

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Line of credit (Note 5)	$ 991,598	$ 1,236,598
Convertible notes payable, net of discount (Note 6)	-	1,101,900
Derivative liability, convertible debt features and	3,376,000	246,612
warrants (Note 7)
Current portion of long-term notes payable (Note 6)	940,011	512,425
Accrued legal settlement payable (Note 12)	600,000	1,282,000
Accounts payable	906,228	1,804,269
Accrued expenses	434,165	371,912
Deferred revenue	815,214	1,133,992
Short term portion of related party notes and payables (Note 8)	3,984,760	1,272,812
Total Current Liabilities	12,047,976	8,962,520
Noncurrent Liabilities
Long term portion of related party notes payable	-	2,075,000
(Note 8)
Long term portion of accrued legal settlement payable	318,240	718,000
(Note 12)
Notes payable, less current portion (Note 6)	398,853	482,553
Total Liabilities	12,765,069	12,238,073

Stockholders' Equity (Deficit)
Common stock	252,850	59,539
Preferred stock - Series E, non-redeemable	50	50
Additional paid-in-capital	40,934,014	15,697,140
Accumulated deficit	(47,289,940)	(23,496,792)
Total Stockholders' Equity (Deficit)	(6,103,026)	(7,740,063)

Total Liabilities and Stockholders' Equity (Deficit)	$ 6,662,043	$ 4,498,010

See accompanying notes to the condensed consolidated financial statements (unaudited).

GALAXY NEXT GENERATION, INC.

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2021	2020	2021	2020
Revenues	$777,457	$349,247	$2,754,463	$1,850,673
Cost of Sales	356,731	130,614	1,660,971	1,116,398

Gross Profit	420,726	218,633	1,093,492	734,275

General and Administrative Expenses
Stock compensation and stock issued for services	2,350	48,034	2,778,550	2,055,726
Asset impairment expense	-	2,000,287	-	2,000,287
General and administrative	1,697,410	1,662,359	4,347,555	4,263,887
Total General and Administrative Expenses	1,699,760	3,710,680	7,126,105	8,319,900
Loss from Operations	(1,279,034)	(3,492,047)	(6,032,613)	(7,585,625)

Other Income (Expense)
Other income	141,017	-	141,017	3,049
Expenses related to convertible notes payable:
Change in fair value of derivative liability	343,000	695,300	(3,153,583)	2,717,557
Interest accretion	-	(603,852)	(766,603)	(1,412,705)
Interest expense related to Equity Purchase Agreement (Note 13)	(1,805,687)	-	(6,807,587)	-
Interest expense	(289,585)	(1,860,498)	(7,173,779)	(3,822,927)

Total Other Income (Expense)	(1,611,255)	(1,769,050)	(17,760,535)	(2,515,026)

Net Loss before Income Taxes	(2,890,289)	(5,261,097)	(23,793,148)	(10,100,651)

Income Taxes (Note 11)	-	-	-	-

Net Loss	$(2,890,289)	$(5,261,097)	$(23,793,148)	$(10,100,651)
Net Basic and Fully Diluted Loss Per Share	$(0.001)	$(0.150)	$(0.008)	$(0.470)

Weighted average common shares outstanding
Basic	2,822,806,425	35,520,434	2,221,202,596	21,547,126
Fully diluted	3,387,367,710	585,972,958	3,433,133,044	339,856,357

See accompanying notes to the condensed consolidated financial statements (unaudited).

GALAXY NEXT GENERATION, INC.
Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit)
Nine Months Ended March 31, 2021
(Unaudited)
							Total
	Common Stock		Preferred Stock - Class E		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, July 1, 2020	628,039,242	$ 59,539	500,000	$50	$15,697,140	$(23,496,792)	$ (7,740,063)

Common stock issued for services	105,800,000	10,580	-	-	2,767,970	-	2,778,550

Common stock issued in exchange for debt reduction	1,382,812,744	138,281	-	-	12,892,954	-	13,031,235

Issuance of common stock to warrant holders	249,792,217	-	-	-	-	-	-

Commitment shares issued	57,500,000	5,750	-	-	1,171,250	-	1,177,000

Common stock issued under Equity Purchase Agreement	377,000,000	37,700	-	-	8,254,700	-	8,292,400

Common stock issued as collateral	50,000,000	-	-	-	-	-	-

Common stock issued in acquisition	10,000,000	1,000	-	-	150,000		151,000

Consolidated net loss	-	-	-	-	-	(23,793,148)	(23,793,148)
Balance March 31, 2021	2,860,944,203	$252,850	500,000	$50	$40,934,014	$(47,289,940)	$ (6,103,026)

See accompanying notes to the condensed consolidated financial statements (unaudited).

GALAXY NEXT GENERATION, INC.
Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit)
Nine Months Ended March 31, 2020
(Unaudited)
							Total
	Common Stock		Preferred Stock - Class E		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, July 1, 2019	11,318,901	$ 1,072	-	$ -	$ 4,859,731	$ (9,470,685)	$ (4,609,882)

Common stock issued for services	3,119,912	314	-	-	1,995,900	-	1,996,214

Common stock issued for debt reduction	95,988,567	9,598	-	-	4,137,688	-	4,147,286

Settlement of conversion features	-	-	-	-	152,374	-	152,374

Issuance of common stock to warrant holders	23,142,794	-	-	-	-	-	-

Common stock issued as compensation	144,511	14	-	-	59,497	-	59,511

Common stock issued in acquisition of Ehlert Solutions
and Interlock Concepts, Inc.	1,350,000	135	-	-	1,720,216	-	1,720,351

Common stock issued for convertible notes	500,000	50	-	-	219,950	-	220,000

Commitment shares issued	25,000	3	-	-	6,997	-	7,000

Issuance of Preferred Stock- Class E	-	-	500,000	50	499,950	-	500,000

Consolidated net loss	-	-	-	-	-	(10,100,651)	(10,100,651)
Balance March 31, 2020	135,589,685	$ 11,186	500,000	$ 50	$ 13,652,303	$ (19,571,336)	$ (5,907,797)

See accompanying notes to the condensed consolidated financial statements (unaudited).

GALAXY NEXT GENERATION, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities
Net loss	$ (23,793,148)	$ (10,100,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	278,949	563,855
Goodwill and intangible assets impairment charge	-	2,000,287
Loss on disposal of property and equipment	-	13,236
Amortization of convertible debt discounts	265,953	308,062
Accretion and settlement of financing instruments
and change in fair value of derivative liability	3,827,600	(389,331)
Stock compensation and stock issued for services	2,789,130	-
Stock issued for payment of interest	13,826,684	-

Changes in assets and liabilities:
Accounts receivable	(472,892)	323,444
Inventories	(1,260,363)	(194,699)
Prepaid expenses and other assets	-	18,098
Accounts payable	(1,979,801)	217,307
Accrued expenses	62,253	(365,562)
Deferred revenue	(318,778)	167,404
Net cash used in operating activities	(6,774,413)	(7,438,550)

Cash Flows from Investing Activities
Acquisition of business, net of cash	38,836	2,967,918
Purchased capitalized development costs	(120,404)	-
Purchases of property and equipment	-	(17,636)
Net cash provided by (used in) investing activities	(81,568)	2,950,282

Cash Flows from Financing Activities
Proceeds from notes payable	332,500	-
Principal payments on financing lease obligations	-	(5,721)
Principal payments on notes payable	(1,878)	(48,331)
Payments on advances from stockholder, net	(140,596)	-
Payments on convertible notes payable	(110,000)	(655,076)
Proceeds from convertible notes payable	1,956,000	4,550,684
Proceeds from notes payable related parties	543,613	672,084
Payments on line of credit, net	(245,000)	(100)
Proceeds from sale of common stock under Equity Purchase Agreement	4,851,333	-
Net cash provided by financing activities	7,185,972	4,513,540

Net Increase in Cash and Cash Equivalents	$ 329,991	$ 25,272

Cash, Beginning of Period	412,391	169,430
Cash, End of Period	$ 742,382	$ 194,702

Supplemental and Non Cash Disclosures
Noncash additions related to convertible debt	$ 228,020	$ 268,350
Cash paid for interest	$ 163,314	$ 176,379
Interest on shares issued under Equity Purchase Agreement	$ 6,807,587	$ -
Related party note payable issued for acquisition of business	$ 194,526	$ 1,484,473
Acquisition of goodwill and intangibles	$ 46,869	$ 3,760,287
Stock compensation and stock issued for services	$ 2,778,550	$ 2,055,873
Property leased with financing lease	$ 25,317	$ 37,979
Accretion of discount and change in fair value of derivatives	$ 3,895,991	$ -
Common stock issued in exchange for convertible debt reduction	$ 4,117,650	$ 3,447,912

See accompanying notes to the condensed consolidated financial statements (unaudited).

Note 1 - Summary of Significant Accounting Policies

Corporate History, Nature of Business, Mergers and Acquisitions

Galaxy is a manufacturer and U.S. distributor of interactive learning technology hardware and software that allows the presenter and participant to engage in a fully collaborative instructional environment. Galaxy's products include Galaxy's own private-label interactive touch screen panel, its own Intercom, Bell, and Paging solution, as well as numerous other national and international branded peripheral and communication devices for safety and security purposes. New technologies like Galaxy's own touchscreen panels are sold along with renowned brands such as Google Chromebooks, Microsoft Surface Tablets, Lenovo and Acer computers, Verizon WiFi and more. Galaxy's distribution channel consists of approximately 37 resellers across the U.S. who primarily sell its products within the commercial and educational market. Galaxy does not control where the resellers focus their resell efforts; however, the K-12 education market is the largest customer base for Galaxy products comprising nearly 90% of Galaxy's sales. In addition, Galaxy also possesses its own OEM division where it manufacturers products for other vendors in their industry and white labels the products under other brands.

Solutions and Concepts are Arizona-based audio design and manufacturing companies creating innovative products that provide fundamental tools for building notification systems primarily to K-12 education market customers located primarily in the north and northwest United States. These products and services allow institutions access to intercom, scheduling, and notification systems with improved ease of use. The products provide an open architecture solution to customers which allows the products to be used in both existing and new environments. Intercom, public announcement (PA), bell and control solutions are easily added and integrated within the open architecture design and software model. These products combine elements over a common internet protocol (IP) network, which minimizes infrastructure requirements and reduces costs by combining systems.

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

Impact of Coronavirus Aid, Relief, and Economic Security Act

The Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was enacted in March 2020 in response to the COVID-19 pandemic. The CARES Act and related rules and guidelines include several significant provisions, including delaying certain payroll tax payments, mandatory transition tax payments, and estimated income tax payments that we are deferring to future periods.  As a result, the Company delayed payment of certain payroll tax payments in the amount of $19,517 as of March 31, 2021 and June 30, 2020, respectively.

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

The Company’s common stock is traded on over-the-counter markets under the stock symbol GAXY.

Capital Structure

In accordance with ASC 505, Equity, the Company's capital structure is as follows:

	March 31, 2021
	Authorized	Issued	Outstanding

Common stock	4,000,000,000	2,860,944,203	2,810,905,578	$.0001 par value, one vote per share
Preferred stock	200,000,000	-	-	$.0001 par value, one vote per share
Preferred stock - Class A	750,000	-	-	$.0001 par value; no voting rights
Preferred stock - Class B	1,000,000	-	-	Voting rights of 10 votes for Preferred B share; 2% preferred dividend payable annually

Preferred stock - Class C	9,000,000	-	-	$.0001 par value; 500 votes per share, convertible to common stock

Preferred stock - Class D	1,000,000	-	-	$.0001 par value; no voting rights, convertible to common stock, mandatory conversion to common stock 18 months after issue

Preferred stock - Class E	500,000	500,000	500,000	$.0001 par value; no voting rights, convertible to common stock

	June 30, 2020
	Authorized	Issued	Outstanding

Common stock	4,000,000,000	628,039,242	628,000,617	$.0001 par value, one vote per share

Preferred stock	200,000,000	-	-	$.0001 par value, one vote per share

Preferred stock - Class A	750,000	-	-	$.0001 par value; no voting rights

Preferred stock - Class B	1,000,000	-	-	Voting rights of 10 votes for 1 Preferred B share; 2% preferred dividend payable annually

Preferred stock - Class C	9,000,000	-	-	$.0001 par value; 500 votes per share, convertible to common stock
Preferred stock - Class D	1,000,000	-	-	$.0001 par value; no voting rights, convertible to common stock, mandatory conversion to common stock 18 months after issue

Preferred stock - Class E	500,000	500,000	500,000	$.0001 par value; no voting rights, convertible to common stock

There is no publicly traded market for the preferred shares.

There are 399,163,143 common shares reserved at March 31, 2021 under terms of the convertible debt agreements, Stock Plan and Equity Purchase Agreement (see Notes 6, 13 and 15).

There are 194,683,306 issued common shares that are restricted as of March 31, 2021. The shares may become free-trading upon satisfaction of certain terms and regulatory conditions.

Accounts Receivable

Management deemed no allowance for doubtful accounts was necessary at March 31, 2021 and June 30, 2020. At March 31, 2021 and June 30, 2020, $758,481 and $670,031 of total accounts receivable were considered unbilled and recorded as deferred revenue.

The Company factored approximately $600,000 and $0 of accounts receivable during the nine months ended March 31, 2021 and year ended June 30, 2020, respectively. For the three months and nine months ended March 31, 2021, expenses on sale of trade receivables was inconsequential.

Inventories

Management estimates $67,635 of inventory reserves at March 31, 2021 and June 30, 2020.

Goodwill and Intangible Assets

Management of the Company determined that a triggering event to assess goodwill impairment occurred during the year ended June 30, 2020 due to the separation of a key executive associated with their acquisition of Concepts and Solutions. While there was no single determinative event, the consideration in totality of several factors that developed led management to conclude that it was more likely than not that the fair values of certain intangible assets and goodwill acquired as part of that acquisition were below their carrying amounts. These factors included: a) former key executive separating from the Company; b) respective former key executive violating his noncompete changing the use and value of it; c) sustained decrease in the Company's share price which reduced market capitalization; and d) uncertainty in the United States and global economies due to Covid-19. As a result, the Company recorded a non-cash impairment loss of approximately $2,000,000, including $800,287 related to goodwill and $1,200,000 related to finite-lived intangible assets. No such impairment charge was recorded during the three or nine months ended March 31, 2021.

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

In August 2020, the FASB issued ASU 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity's Own Equity", which simplifies the accounting for certain convertible instruments, amends guidance on derivative scope exceptions for contracts in an entity's own equity and modifies the guidance on diluted EPS calculations as a result of these changes. The guidance in this ASU can be adopted using either a full or modified retrospective approach and becomes effective for annual reporting periods beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

The Company has implemented all new applicable accounting pronouncements that are in effect and applicable. These pronouncements did not have any material impact on the consolidated financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Reclassification

Certain amounts in the current period financial statements have been reclassified in order to conform to the current year presentation.

Note 2 - Contract Balances

Contract assets and contract liabilities are as follows:

	March 31, 2021	June 30, 2020
Contract assets	$ -	$ -
Contract liabilities	217,134	463,961

For the three and nine months ended March 31, 2021, the Company recognized $214,992 and $715,067 of revenue.

Note 3 - Property and Equipment

Property and equipment are comprised of the following at:

	March 31, 2021	June 30, 2020
Vehicles	$ 115,135	$ 115,135
Equipment	22,877	6,097
Furniture and fixtures	25,085	24,335
	163,097	145,567
Accumulated depreciation	(104,807)	(93,518)

Property and equipment, net	$ 58,290	$ 52,049

Depreciation expense was $4,641 and $10,011 for the three months ended March 31, 2021 and 2020, respectively.

Depreciation expense was $11,289 and $27,855 for the nine months ended March 31, 2021 and 2020, respectively.

Note 4 - Intangible Assets

Customer Lists and Vendor Relationships

Intangible assets are stated at the lower of cost or fair value. Customer lists and vendor relationships are amortized on a straight-line basis over five years, representing the period over which the Company expects to receive future economic benefits from these assets. Amortization of customer lists and vendor relationships was $70,343 and $0 for the three months ended March 31, 2021 and 2020, respectively. Amortization of customer lists and vendor relationships was $208,296 and $0 for the nine months ended March 31, 2021 and 2020, respectively. Amortization of these costs are included in general and administrative expenses in the Company's condensed consolidated statements of operations.

Product Development Costs

Annual amortization expense is calculated based on the straight-line method over the product's estimated economic life. Amortization of product development costs incurred begins when the related products are available for sale to customers. Amortization of product development costs was $26,436 and $0 for the three months ended March 31, 2021 and 2020, respectively. Amortization of product development costs was $59,364 and $0 for the nine months ended March 31, 2021 and 2020, respectively. Amortization of these costs are included in cost of sales in the Company's condensed consolidated statements of operations.

The following tables shows goodwill, finite-lived intangible assets, accumulated amortization, and the impairment charges:

March 31, 2021
	Cost	Accumulated Amortization	Net Book Value	Impairment	Total
Goodwill	$ 834,220	$ -	$ 834,220	$ -	$ 834,220
Finite-lived assets:
Customer list	$ 922,053	$ (268,063)	$ 653,990	$ -	$ 653,990
Vendor relationships	484,816	(144,233)	340,583	-	340,583
Capitalized product development costs	402,255	(60,900)	341,355	-	341,355
	$ 1,809,124	$ (473,196)	$ 1,335,928	$ -	$1,335,928

June 30, 2020
	Cost	Accumulated Amortization	Net Book Value	Impairment	Total
Goodwill	$ 1,634,507	$ -	$ 1,634,507	$ (800,287)	$ 834,220
Finite-lived assets:
Customer list	$ 881,000	$ (132,147)	$ 748,853	$ -	$ 748,853
Vendor relationships	479,000	(71,847)	407,153	-	407,153
Noncompete agreements	1,600,000	(400,000)	1,200,000	(1,200,000)	-
Capitalized product development costs	281,845	(1,536)	280,309	-	280,309
	$ 3,241,845	$ (605,530)	$ 2,636,315	$(1,200,000)	$1,436,315

Estimated amortization expense related to intangible assets for the next five years is as follows:

Period ending March 31,
2022	$ 387,118
2023	387,118
2024	347,598
2025	187,885
2026	26,209
$ 1,335,928

Note 5 - Lines of Credit

The Company has an available $1,000,000 and $1,250,000 line of credit at March 31, 2021 and June 30, 2020, respectively, bearing interest at prime plus 0.5% (3.75% at March 31, 2021 and 4.25% at June 30, 2020). The line of credit was renewed in October 2020 at a reduced available credit line, change in collateral, and a new expiration date of October 29, 2021. The renewed line of credit is collateralized by certain real estate owned by a family member of a stockholder, 50,000,000 shares of the Company's common stock par value $0.0001 per share (the "Common Stock") and the personal stock of two stockholders, and a key man life insurance policy. A minimum average bank balance of $50,000 was required on the line of credit agreement at June 30, 2020, but this requirement was removed in October 2020. The outstanding balance is $991,598 and $1,236,598 at March 31, 2021 and June 30, 2020, respectively.

The Company has a $1,000,000 available credit line under an accounts receivable factoring agreement through July 30, 2022. No amounts were outstanding as of March 31, 2021. See Note 13.

Note 6 - Notes Payable

Long Term Notes Payable

	March 31, 2021	June 30, 2020

Note payable with a bank bearing interest at 4% and maturing on June 26, 2020. The note was renewed by the lender with a revised maturity of June 26, 2021 and a lowered interest rate to 3%. The renewal provides for monthly interest payments and a balloon payment of outstanding principal and interest at maturity. The note is collateralized by a certificate of deposit owned by a related party.

	$274,539	$274,900
Long term PPP loan under the CARES Act bearing interest at 0.98% and maturing in April 2022. Monthly installments of principal and interest of $13,137 begin in October 2020. Payments on the loan are subject to application for SBA forgiveness submitted in 2021.	310,832	310,832
Long term loan under Section 7(b) of the Economic Injury Disaster Loan program bearing interest at 3.75% and maturing in May 2050. Monthly installments of principal and interest of $731 begin in May 2021.	150,000	150,000

Note payable to an investor bearing interest of 10% and maturing on January 13, 2022 with monthly installments of principal and interest of $45,294 beginning in June 2021.	385,000	-
Financing lease liabilities for offices and warehouses with monthly installments of $12,449 (ranging from $1,083 to $3,524) over terms expiring through July 2023.	186,119	223,982
Financing leases with a related party for delivery vehicles with monthly installments totaling $813, including interest, over five year terms expiring through July 2020.	-	1,245
Note payable with a finance company for delivery vehicle with monthly installments totaling $679 including interest at 8.99% over a six year term expiring in December 2025.	32,374	34,019

Total Notes Payable	1,338,864	994,978

Current Portion of Notes Payable	940,011	512,425

Long-term Portion of Notes Payable	$ 398,853	$ 482,553

Future minimum principal payments on the long-term notes payable to unrelated parties are as follows:

Period ending March 31,
2022	$ 940,011
2023	149,076
2024	26,305
2025	16,035
2026	14,662
Thereafter	192,775
$ 1,338,864

Convertible Notes

March 31, 2021	June 30, 2020

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

On November 18, 2019, the Company signed a convertible promissory note with an investor. The $110,000 note was issued at a discount of $10,000 and bore interest at 8% per year. The note principal and interest were convertible into shares of common stock at the lower of (a) 70% of the lowest traded price of common stock during the 15 trading days prior to the issue date or (b) 70% of the lowest traded price for the common stock during the 15 trading days prior to conversion of the note. The note matured in November 2020. The note had prepayment penalties between 115% and 125% of the principal and interest outstanding if repaid before 180 days from issuance. The note was repaid by conversion to stock.

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

On March 25, 2020, the Company signed a convertible promissory note with an investor. The $338,625 note was issued at a discount of $23,625 and bore interest at 8% per year. The note principal and interest were convertible into shares of common stock at the lower of (a) $0.46 per share or (b) 75% of the lowest trading price of common stock during the 10 trading days prior to conversion. The note matured in March 2021. The note had prepayment penalties between 120% and 130% of the principal and interest outstanding if repaid before 180 days from issuance. The note was repaid by conversion to stock.

-	338,625

On June 26, 2020, the Company signed a convertible promissory note with an investor. The $430,000 note was issued at a discount of $30,000 and bears interest at 8% per year. The note principal and interest were convertible into shares of common stock at the lower of (a) $0.47 per share or (b) 70% of the lowest trading price of common stock during the 10 trading days prior to conversion. The had note maturity of June 2021. The note had prepayment penalties between 120% and 130% of the principal and interest outstanding if repaid before 180 days from issuance. The note was repaid by conversion to stock.

-	430,000

Total Convertible Notes Payable	-	1,989,975
Less: Unamortized original issue discounts	-	888,075
Current Portion of Convertible Notes Payable	-	1,101,900

Long-term Portion of Convertible Notes Payable	$ -	$ -

The original issue discount is being amortized over the terms of the convertible notes using the effective interest method. During the three months ended March 31, 2021 and 2020, the Company amortized $8,750 and $91,338, respectively, of debt discounts to interest expense and $0 and $603,852, respectively, to interest accretion. During the nine months ended March 31, 2021 and 2020, the Company amortized $256,452 and $247,794, respectively, of debt discounts to interest expense and $766,603 and $1,412,705, respectively, to interest accretion.

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

Note 7 - Fair Value Measurements

The following table presents information about the assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and June 30, 2020 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

At March 31, 2021
		Total	Level 1	Level 2	Level 3
Assets
	Customer list	$653,990	-	-	$653,990
	Vendor relationship	340,583	-	-	340,583
	Development costs	341,355	-	-	341,355

		$1,335,928	-	-	$1,335,928
Liabilities
	Original issue discount, convertible debt	$3,376,000	-	-	$3,376,000

At June 30, 2020
		Total	Level 1	Level 2	Level 3
Assets
	Customer list	$748,853	-	-	$748,853
	Vendor relationship	407,153	-	-	407,153
	Development costs	280,309	-	-	280,309

		$1,436,315	-	-	$1,436,315
Liabilities
	Original issue discount, convertible debt	$213,300	-	-	$213,300
	Derivative liability warrants	33,312	-	-	33,312
Total		$246,612	-	-	$246,612

As of March 31, 2021, and June 30, 2020, the only asset required to be measured on a nonrecurring basis was goodwill and the fair value of the asset amounted to $834,220 using level 3 valuation techniques.

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

The derivative liability was valued using the Monte Carlo pricing model with the following inputs:

At March 31, 2021
Risk-free interest rate:	0.05%
Expected dividend yield:	0.00%
Expected stock price volatility:	305.00%
Expected option life in years:	0.62 to 0.95 years

At June 30, 2020
Risk-free interest rate:	0.09%
Expected dividend yield:	0.00%
Expected stock price volatility:	300.00%
Expected option life in years:	.089 to 1.69 years

The following table sets forth a reconciliation of changes in the fair value of the Company's convertible debt components classified as Level 3 in the fair value hierarchy at March 31, 2021 and June 30, 2020:

Balance at June 30, 2020	$ 246,612
Additional convertible securities at inception	2,000
Realized	(55,612)
Unrealized	3,183,000
Ending balance at March 31, 2021	$ 3,376,000

Balance at June 30, 2019	$ 1,025,944
Additional convertible securities at inception	2,027,000
Settlement of conversion features and warrants	(152,374)
Realized	(240,903)
Unrealized	(2,413,055)
Ending balance at June 30, 2020	$ 246,612

Note 8 - Related Party Transactions

Notes Payable

	March 31, 2021	June 30, 2020

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

	$400,000	$400,000

Fair value of unsecured notes payable to seller of Concepts and Solutions, a related party, bearing interest at 3% per year, payable in annual installments through November 30, 2021. Payments are subject to adjustment based on the achievement of minimum gross revenues and successful completion of certain pre-acquisition withholding tax issues of Concepts and Solutions.	1,030,079	1,030,079

Note payable to a stockholder in which the note principal plus 6% interest is payable in November 2021. Note was amended in March 2020 by increasing the balance to $1,225,000 and extending the maturity to March 2022. Interest is payable in cash or common stock, at the holder's option. If interest is paid in common stock, the conversion price will be the market price at the time of conversion. Principal on the note at maturity is convertible into 1,000,000 shares of Series D Preferred Stock. If principal is paid prior to maturity, the right of conversion is terminated.	1,225,000	1,225,000

Note payable to a stockholder in which the note principal plus 6% interest is payable in November 2021. Interest is payable in cash or common stock, at the Company's option. If interest is paid in common stock, the conversion price will be the market price at the time of conversion. Principal on the note at maturity is convertible into 200,000 shares of Series D Preferred Stock. If principal is paid prior to maturity, the right of conversion is terminated.	200,000	200,000

Note payable to a stockholder in which the note principal plus interest at 10% is payable the earlier of 60 days after invoicing a certain customer, or December 31, 2021, due to an extension granted by the lender. The note is collateralized by a security interest in a certain customer purchase order.	385,000	385,000

Note payable to a stockholder which is, upon the option of the stockholder, immediately convertible into restricted common shares.	500,000	-

Note payable related to acquisition of Classroom Tech in which the note principal is payable in 2021 with no interest obligations, upon the shareholder's resolution of a pre-acquisition liability with a bank.	111,164	-

Note payable related to the acquisition of Classroom Tech in which the note principal is payable in 2021 with no interest obligations.	44,526	-

Other short-term payables due to stockholders and related parties	88,991	107,733

Total Related Party Notes Payable and Other Payables	3,984,760	3,347,812
Current Portion of Related Party Notes Payable and Other Payables	3,984,760	1,272,812

Long-term Portion of Related Party Notes Payable and Other Payables	$ -	$2,075,000

Leases

The Company leases property used in operations from a related party under terms of a financing lease. The term of the lease expires on December 31, 2021. The monthly lease payment is $1,500 plus maintenance and property taxes, as defined in the lease agreement. The lease was amended, and the monthly lease payment increased to $9,664 per month.  Rent expense for this lease was $89,500 and $98,500 for the three and nine months ended March 31, 2021 and 2020, respectively.

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

Right-of-use assets:
Operating right-of-use assets	$176,624
Operating lease liabilities:
Current portion of long term payable	110,099
Financing leases payable, less current portion	76,020

Total financing lease liabilities	$186,119

As of March 31, 2021, financing lease maturities are as follows:

Period ending March 31,
2022	$110,099
2023	76,020

$186,119

As of March 31, 2021, the weighted average remaining lease term was 1.2 years.

Note 10 - Equity

During the nine months ended March 31, 2021, the Company issued 105,800,000 shares of common stock for professional consulting services. These shares were valued at $2,778,550 upon issuance during the nine months ended March 31, 2021.

During the nine months ended March 31, 2021, the Company issued 1,382,812,744 shares of common stock for debt reduction. These shares were valued at $13,031,235.

During the nine months ended March 31, 2021, the Company issued 249,792,217 shares of common stock to warrant holders in six cashless transactions.

During the nine months March 31, 2021, the Company issued 52,500,000 shares of common stock for commitment shares under a two-year agreement entered into on May 31, 2020, between the Company and the investor, as amended and restated on July 9, 2020 and December 29, 2020 (the "Equity Purchase Agreement"). These shares were valued at $1,050,000 upon issuance during the nine months ended March 31, 2021.

During the nine months ended, the Company issued 5,000,000 shares of common stock for commitment shares under a one year note payable issued on January 13, 2021 to an investor.

During the nine months ended March 31, 2021, the Company issued 377,000,000 shares of common stock in exchange for proceeds under the Equity Purchase agreement. These shares were valued at $8,292,400 upon issuance during the nine months ended March 31, 2021.

During the nine months ended March 31, 2021, the Company issued 50,000,000 shares of common stock as collateral for the line of credit. The shares are held in the Company’s name and serve as collateral.

During the nine months ended March 31, 2021, the Company issued 10,000,000 shares of common stock for the acquisition of Classroom Technology Solutions, Inc. These shares were valued at $151,000 upon issuance during the nine months ended March 31, 2021.

Note 11 - Income Taxes

The Company's effective tax rate differed from the federal statutory income tax rate for the nine months ended March 31, 2021 and 2020 as follows:

Federal statutory rate	21%
State tax, net of federal tax effect	5.31%
Valuation allowance	-26%
Effective tax rate	0%

The Company had no federal or state income tax (benefit) for the nine months ended March 31, 2021 or 2020.

The Company's deferred tax assets and liabilities as of March 31, 2021 and June 30, 2020, are summarized as follows:

		March 31, 2021	June 30, 2020

Federal
	Deferred tax assets	$ 9,719,000	$ 4,825,100
	Less valuation allowance	(9,719,000)	(4,825,100)
	Deferred tax liabilities	-	-
		-	-
State
	Deferred tax assets	2,595,300	1,290,900
	Less valuation allowance	(2,595,300)	(1,290,900)
	Deferred tax liabilities	-	-
		-	-
	Net Deferred Tax Assets	$ -	$ -

The Company's policy is to provide for deferred income taxes based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse. The Company has not generated taxable income and has not recorded any current income tax expense at March 31, 2021 and 2020, respectively.

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

The Company's deferred tax assets are primarily comprised of net operating losses ("NOL") that give rise to deferred tax assets. The NOL carryforwards expire over a range from 2021 to 2037, with certain NOL carryforwards that have no expiration. There is no tax benefit for goodwill impairment, which is permanently non-deductible for tax purposes. Additionally, due to the uncertainty of the utilization of NOL carry forwards, a valuation allowance equal to the net deferred tax assets has been recorded.

The significant components of deferred tax assets as of March 31, 2021 and June 30, 2020, are as follows:

	March 31, 2021	June 30, 2020

Net operating loss carryforwards	$ 11,962,800	$ 5,767,000
Valuation allowance	(12,314,300)	(6,116,000)
Goodwill	256,800	278,900
Property and equipment	(13,500)	(10,500)
Intangible assets	63,400	35,800
Inventory allowance	17,800	17,800
Warranty accrual and other	27,000	27,000

Net Deferred Tax Assets	$ -	$ -

As of March 31, 2021, the Company does not believe that it has taken any tax positions that would require the recording of any additional tax liability nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next twelve months. As of March 31, 2021, the Company's income tax returns generally remain open for examination for three years from the date filed with each taxing jurisdiction.

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

On September 4, 2020, the Company recorded a pre-acquisition liability for approximately $591,000 relative to unpaid payroll tax liabilities and associated penalties and fees of Concepts and Solutions. The liability is included with the seller note payable.

On August 14, 2021, the Company entered into a legal settlement agreement and recorded a liability for $2,000,000 related to a lawsuit by a previous creditor of Galaxy CO. The liability of $918,240 and $2,000,000 is included in the consolidated balance sheets at March 31, 2021 and June 30, 2021. This legal settlement was fully repaid subsequent to March 31, 2021 (Note 17).

Concentrations

Galaxy contracts the manufacturer of its products with overseas suppliers. The Company's sales could be adversely impacted by a supplier's inability to provide Galaxy with an adequate supply of inventory.

Galaxy has two customers that accounted for approximately 73% of accounts receivable at March 31, 2021, and three customers that accounted for approximately 79% of accounts receivable at June 30, 2020. Galaxy has four customers that accounted for approximately 52% and two customers that accounted for 34% of total revenue for the nine months ended March 31, 2021, respectively.

From time to time, the Company has on deposit, in institutions whose accounts are insured by the Federal Deposit Insurance Corporation, funds in excess of the insured maximum. The at-risk amount is subject to significant daily fluctuation. The Company has never experienced any losses related to these balances, and as such, the Company does not believe it is exposed to any significant risk.

Note 13 - Material Agreements

Equity Purchase Agreement

On May 31, 2020, the Company entered into a two-year purchase agreement (the "Equity Purchase Agreement") with an investor, which was amended and restated on July 9, 2020 and then again on December 29, 2020. Pursuant to the terms of the Equity Purchase Agreement, the investor agreed to purchase up to $10 million of the Company's common stock (subject to certain limitations) from time to time during the term of the Equity Purchase Agreement. The Company issued a total of 50,000,000 shares of common stock to the investor as consideration for its commitment to purchase shares of the Company's common stock. Pursuant to the terms and conditions of the second amended and restated agreement on December 29, 2020, the Company sold, and the investor purchased 100 million shares of the Company’s common stock for an aggregate purchase price of $500,000. These shares are not yet issued and therefore, the purchase price is recorded as a related party payable to the investor (Note 8). The Company will use proceeds from shares issued to the investor for working capital and general and administrative expenses.

Accounts Receivable Factoring Agreement

On July 30, 2020, the Company entered into a two-year accounts receivable factoring agreement with a financial services company to provide working capital. Pursuant the agreement, the financial services company will pay the Company as the purchase price for the purchased accounts, an amount up to eighty percent (80%). Factoring fees are 2.5% of the face value of the account receivable sold to the factoring agent per month until collected. For collections over 90 days from the invoice date, the fee increases to 3.5%. The agreement contains a credit line of $1,000,000 and requires a minimum of $300,000 of factored receivables per calendar quarter. The agreement includes early termination fees and is guaranteed by the Company and the by two of the stockholders individually. The Company factored approximately $600,000 and $0 of accounts receivable as of March 31, 2021 and June 30, 2020, respectively.

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

On February 1, 2021, the Company entered into an employment agreement with the Chief Operations Officer (COO) of the Company for a one-year term. Under the employment agreement, the COO, will receive annual compensation of $140,000, and quarterly and annual discretionary bonus based on profitability and revenue growth. The agreement includes an initial issuance of common stock in the form of Rule 144 stock. Subsequent stock issuances to be available on an annual basis upon renewal of agreement.

Supply Agreement

The Company is party to a one-year supplier agreement to manufacture and sell audio products to a buyer that is effective until July 2021. The initial order under this supplier agreement is for 4,000 units, at a discounted total price of $3,488,000, to be delivered over the agreement period. If the buyer does not meet the minimum floor of 4,000 units, then the contract becomes void and the buyer must pay the difference between the units sold and the total floor pricing of the $3,488,000. The buyer will pay tooling costs of $25 per unit shipped to them. The Company supplied 1,051 units as of March 31, 2021. The agreement was extended in July 2020 for a one-year term. The agreement can be extended for one additional year.

Note 14 - Acquisition

Concepts and Solutions

On September 4, 2019, Galaxy entered into a stock purchase agreement with Concepts and Solutions. Under the terms of the stock purchase agreement, 100% of the outstanding capital for both Concepts and Solutions was purchased by Galaxy. Concurrent with this acquisition, the Company applied pushdown accounting; therefore, the consolidated financial statements after completion of the acquisition include the assets, liabilities, and results of operations of the combined company from and after the closing date. As part of the stock purchase agreement, Galaxy issued 1,350,000 shares of common stock to the seller with a value of $1,485,000. In addition to the issuance of shares of common stock, the Company entered into three promissory notes with the seller for a total note payable of $3,000,000. Payments under the notes are subject to adjustment based on the achievement of minimum gross revenues and successful resolution of certain pre-acquisition payroll withholding tax issues of Concepts and Solutions. The Company believes future earnings goals will not be met and valued the note payable at $1,484,473. The balance of the note payable is $1,030,079 at March 31, 2021 and June 30, 2020.

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

$ 2,620,350

Classroom Technologies Solutions, Inc.

On October 15, 2020, the Company entered into an Asset Purchase Agreement, to acquire the assets of Classroom Technologies Solutions, Inc. ("Classroom Tech") for consideration of (a) paying off a secured Classroom Tech loan, not to exceed the greater of 50% of the value of the Classroom Tech assets acquired or $120,000; (b) the issuance of a promissory note in the amount of $44,526 to a Classroom Tech designee; and (c) the issuance of 10 million shares of common stock to the seller of Classroom Tech.

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
$ 345,526

Note 15 - Stock Plan

An Employee, Directors, and Consultants Stock Plan was established by the Company (the "Plan"). The Plan is intended to attract and retain employees, directors and consultants by aligning the economic interest of such individuals more closely with the Company's stockholders by paying fees or salaries in the form of shares of the Company's common stock. The Plan is renewed annually or earlier. The 2020 Plan is effective September 16, 2020 and expires December 15, 2021. The 2019 Plan is effective December 13, 2018 and expires June 1, 2020. 99,250,000 Shares of Common Stock are reserved for stock awards under the Plans. There were 98,857,857 and 965,000 shares awarded under the Plans as of March 31, 2021 and June 30, 2020, respectively.

Note 16 - Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had negative working capital of approximately $7,791,000 an accumulated deficit of approximately $47,290,000, and cash used in operations of approximately $6,895,000 at March 31, 2021.

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

Note 17 - Subsequent Events

On April 7, 2021, approximately $950,000 was paid to settle the legal settlement agreement discussed in Note 12.

On April 5, 2021, the Company issued 50,000,000 shares to an investor in exchange for proceeds of approximately $500,000 under the Purchase Agreement dated May 2020, as amended and restated on July 9, 2020 and on December 29, 2020 (Note 13).

On April 19, 2021, the Company issued 30,000,000 shares to an investor in exchange for expected proceeds of approximately $472,000 under the Purchase Agreement dated May 2020, as amended and restated on July 9, 2020 and on December 29, 2020 (Note 13).

On April 29, 2021, the Company issued 100,000,000 shares to an investor to satisfy a $500,000 note payable to related party investor (Note 8).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note on Forward Looking Statements

This Quarterly Report on Form 10-Q (this "Report"), including the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") statements regarding future events and the future results of Galaxy Next Generation, Inc., which we refer to as "we," "us," "our", "Galaxy," or the "Company," that are based on our current expectations, estimates, forecasts, and projections about our business, economic and market outlook, our results of operations, the industry in which we operate and the beliefs and assumptions of our management. Words such as "expects," "anticipates," "targets," "goals," "projects," "would," "will," "could," "may," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including the duration, extent, and impact of the COVID-19 pandemic, and our ability to successfully manage the demand, supply, and operational challenges associated with the COVID-19 pandemic. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled "Risk Factors" in Item 1A of Part II, Part I Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2020 (as amended, the "Annual Report"), and in other reports we file with the U.S. Securities and Exchange Commission (the "SEC"). In addition, many of the foregoing risks and uncertainties are, and could be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result of the pandemic. While forward-looking statements are based on reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, except as required by applicable law. We cannot at this time predict the extent of the impact of the COVID-19 pandemic and any resulting business or economic impact, but it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Galaxy's products include Galaxy's own private-label interactive touch screen panel as well as numerous other national and international branded peripheral and communication devices. Galaxy's distribution channel consists of approximately 37 resellers across the U.S. who primarily sell the Company's products within the commercial and educational market. Galaxy does not control where resellers focus their resell efforts, although generally, the K-12 education market is the largest customer base for Galaxy products - comprising nearly 90% of Galaxy's sales.

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

We expect the purchase of CTS's assets will prove to be accretive to Galaxy's bottom line. As part of the purchase agreement, Galaxy is gaining access to not only years of customer support to the CTS brands, but also years of buying power from the CTS president, Cy Marshall. The new relationships with global vendors have already proven to be helpful to Galaxy's import activity by decreasing Galaxy's cost of goods, by an average of 50%, on several products sold under the G2 brands. G2 is the Company’s self-branded product line. This is an important step for the Company as management strives towards profitability in the coming quarters.

During the three months ended March 31, 2021, we continued to experience strong demand for our products and services.  We remain confident in our strategy and we are executing against our innovation roadmap.  We believe our understanding of high-performance interactive technology products position us to effectively capitalize on the industry transition to remote classrooms. We have also continued to work on eliminating outstanding liabilities and keeping payables current and aligned with receivables and inventory. As listed in the subsequent events section of the condensed consolidated financial statements, we have eliminated approximately $1 million in liabilities as disclosed in Notes 12 and 17.

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

As such, we have experienced strong revneues during the last three quarters as our customers face a greater need and willingness to spend on information technology.  While we cannot guarantee this trend will continue, we believe our education customers have prioritized their budgets towards IT spending creating a more robust customer demand for remote enablement.

The pandemic has not had a substantial negative impact to our consolidated operating results or our liquidity position so far in fiscal year 2021. However, we have experienced supply chain delays due to the pandemic.  In addition, increased product demand has resulted in our increased need for additional funding. We continue to meet our short-term liquidity needs from revenue derived from product sales supplemented with proceeds from issuances of debt and equity, and we expect to maintain access to the capital markets. To date in fiscal year 2021, we have not observed any impairments of our assets or a significant change in the fair value of assets due to the pandemic. We intend to continue to work with our employees and customers to implement safety measures to ensure that we are able to continue manufacturing and installing our products.

However, given the global economic slowdown, and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially adversely affected. The extent to which the COVID-19 pandemic impacts our business, the business of our suppliers and other commercial partners, our corporate development objectives, our ability to access capital and the value of and market for our common stock par value $0.0001 per share (the "Common Stock"), will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States and other countries, and the effectiveness of actions taken globally to contain and treat the disease.

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

During the three and nine months ended March 31, 2021, there were no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report.

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

Recent Financial Developments

The Company has approximately $6,000,000 available under a $10,000,000 Equity Line of Credit that was registered under Form S-1 in January 2021. The equity line is with an institutional investor and allows the Company to draw equity down at the amount and time of the Company’s discretion. The Company believes that this will be a great back stop for the Company and will eliminate the need to raise money from multiple investors in the convertible debt market.  During the three and nine months ended March 31, 2021, we issued approximately 135,000,000 and 377,000,000 shares of our common stock, respectively pursuant to the terms of the equity line purchase agreement and received net proceeds from such issuances of $2,534,813 and $4,851,333, respectively.

The Company has an available $1,000,000 and $1,250,000 line of credit at March 31, 2021 and June 30, 2020, respectively, bearing interest at prime plus 0.5% (3.75% at March 31, 2021 and 4.25% at June 30, 2020). The line of credit was renewed in October 2020 at a reduced available credit line and change in collateral, and now expires on October 29, 2021. The renewed line of credit is collateralized by certain real estate owned by a family member of a stockholder, 50,000,000 shares of the Company's common stock, the personal stock of two stockholders, and a key man life insurance policy. A minimum average bank balance of $50,000 was required on the line of credit agreement at June 30, 2020, but requirement was removed as of March 31, 2021. The outstanding balance is $991,598 and $1,236,598 at March 31, 2021 and June 30, 2020, respectively.

Financial Results and Performance Metrics Overview

The table below presents an analysis of selected line items period-over-period in our interim Condensed Consolidated Statements of Operations for the periods indicated.

Net loss less stock compensation, and General and administrative expense, less stock compensation and impairment expenses, noted below, are non-GAAP measures and do not have standardized definitions under GAAP. The tables below provide a reconciliation of the non-GAAP financial measures, presented herein, to the most directly comparable financial measures calculated and presented in accordance with GAAP. These non-GAAP financial measures are presented because management has evaluated the financial results both including and excluding the adjusted items and believe that the non- GAAP financial measures provide additional perspective and insights when analyzing the core operating performance of the business. The non-GAAP financial measures should not be considered superior to, as a substitute for, or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented.

Three months ended	March 31, 2021	December 31, 2020	September 30, 2020

Revenue	$777,457	$ 798,793	$ 1,178,213
Gross profit	420,726	327,730	345,036
General and administrative expense, less stock compensation and impairment expenses	1,697,410	1,257,118	1,392,227
Net Loss less stock compensation	(1,276,684)	(930,188)	(1,047,191)

Revenue

Total revenues recognized were $2,754,463 and $1,850,673 for the nine months ended March 31, 2021 and 2020, respectively, an increase of approximately 49%. Additionally, deferred revenue amounted to $815,214 and $1,133,992 as of March 31, 2021 and June 30, 2020, respectively. Total revenues recognized were $777,457 and $349,247 for the three months ending March 31, 2021 and 2020, respectively, an increase of approximately 123%. Revenues increased during the three and nine months ended March 31, 2021 due to the increase in the customer base for interactive panels and related products as well as additional revenues from OEM customers and COVID related new products.

Cost of Sales and Gross Margin

Our cost of sales was $356,731 and $130,614 for the three months ended March 31, 2021 and 2020, respectively, an increase of approximately 173%. Our cost of sales was $1,660,971 and $1,116,398 for the nine months ended March 31, 2021 and 2020, respectively, an increase of approximately 49%. Cost of sales consists primarily of manufacturing, freight, and installation costs. There are no significant overhead costs which impact cost of sales. Cost of sales increased from the three and nine months ended March 31, 2020 due to increased revenues related to new products and new relationships.

General and Administrative

Three months ended	March 31, 2021	March 31, 2020
Stock compensation and stock issued for services	$ 2,350	$ 48,034
General and administrative	1,697,410	1,662,359
Asset impairment expense	-	2,000,287
Total General and Administrative Expenses	$ 1,699,760	$ 3,710,670

Total general and administrative expenses (including stock compensation expenses) were $1,699,760 and $3,710,670 for the three months ended March 31, 2021 and 2020, respectively, a decrease of approximately 54%.

Nine months ended	March 31, 2021	March 31, 2020
Stock compensation and stock issued for services	$ 2,778,550	$ 2,055,726
General and administrative	4,347,555	4,263,887
Asset impairment expense	-	2,000,287
Total General and Administrative Expenses	$ 7,126,105	$ 8,319,900

Total general and administrative expenses (including stock compensation expenses) were $7,126,105 and $8,319,900 for the nine months ended March 31, 2021 and 2020, respectively, a decrease of approximately 14%. General and administrative expenses consist primarily of salaries and stock compensation expense, office rent, travel expense, amortization expense, impairment charges and professional fees. Of this amount, $2,350 represent consulting fees and employee compensation paid through the issuance of stock, which did not impact cash, for the three months ended March 31, 2021. Consulting fees and employee compensation paid through the issuance of stock, which did not impact cash, was $2,778,550 for the nine months ended March 31, 2021.

Other Income (Expense)

Three months ended	March 31, 2021	March 31, 2020
Other income	$ 141,017	$ -
Expenses related to convertible notes payable:
Change in fair value of derivative liability	343,000	695,300
Interest accretion	-	(603,852)
Interest related to equity purchase agreement	(1,805,687)	-
Interest expense	(289,585)	(1,860,498)

Total Other Income (Expense)	$ (1,611,255)	$ (1,769,050)

Interest expense amounted to $2,095,272 and $1,860,498 for the three months ended March 31, 2021 and 2020, respectively, an increase of 13%. Interest expense of $1,805,687 during the three months ended March 31, 2021, was due to sales of our common stock to investors under the Equity Purchase Agreement in exchange for proceeds of $2,534,813. Reduced interest expense of $289,585 during the three months ended March 31, 2021, is attributed to the decrease in our overall debt.

Nine months ended	March 31, 2021	March 31, 2020
Other income	$ 141,017	$ 3,049
Expenses related to convertible notes payable:
Change in fair value of derivative liability	(3,153,583)	2,717,557
Interest accretion	(766,603)	(1,412,705)
Interest expenses related to equity purchase agreement	(6,807,587)	-
Interest expense	(7,173,779)	(3,822,927)

Total Other Income (Expense)	$ (17,760,535)	$ (2,515,026)

Interest expense amounted to $13,981,366 and $3,822,927 for the nine months ended March 31, 2021 and 2020, respectively, an increase of 266%. Interest expense of $6,807,587 during the nine months ended March 31, 2021, was due to sales of our common stock to investors under the Equity Purchase Agreement in exchange for proceeds of $4,851,333.  Interest expense increased by $10,158,439 primarily due to interest on the Equity Purchase Agreement and change in overall debt during the nine months ended March 31, 2021.

The outstanding conversion features in our ‘related party’ preferred convertible notes payable meet the definition of a derivative liability instrument because the exercise price of the conversion rates. As a result, the outstanding conversion features of the notes are recorded as a derivative liability at fair value and marked-to-market each period with the change in fair value charged or credited to income. A derivative liability of $3,376,000 and $246,612 is recorded at March 31, 2021 and June 30, 2020. During the nine months ended March 31, 2021 and 2020, we amortized $766,603 and $1,412,705 of original issue debt discount on derivative instruments to interest accretion, respectively. Changes in these amounts do not impact cash.

Net Loss for the Period

Net loss incurred for the three months ended March 31, 2021 and 2020 was $2,890,289 and $5,261,097, respectively, a decrease of approximately 45%. Net loss incurred for the nine months ended March 31, 2021 and 2020 was $23,793,148 and $10,100,651, respectively, a increase of approximately 136%. Noncash contributing factors for the net loss incurred for the three and nine months ended March 31, 2021 and 2020 are as follows:

a) $2,350 and $48,034 represent consulting fees and employee compensation paid through the issuance of stock for the three months ended March 31, 2021 and 2020, respectively; and $2,778,550 and $2,055,726 represent consulting fees and employee compensation paid through the issuance of stock for the nine months ended March 31, 2021 and 2020, respectively

b) Interest expenses related to equity purchase agreement of $1,805,687 and $0 for the three months ended March 31, 2021 and March 31, 2020, respectively; and $6,807,587 and $0 for the nine months ended March 31, 2021 and 2020, respectively

c) Impairment charges taken of $0 and $2,000,287 for the three and nine months ended March 31, 2021 and March 31, 2020

Liquidity and Capital Resources

Our revenues generated from operations have been insufficient to support our operational activities and have been supplemented by the proceeds from the issuance of securities, including equity and debt issuances. As stated in Note 16 to the notes to the unaudited condensed consolidated financial statements included in this Report, our ability to continue as a going concern is dependent upon management's ability to raise capital from the sale of its equity and, ultimately, the achievement of operating revenues. If our revenues continue to be insufficient to support our operational activities, we intend to raise additional capital through the sale of equity securities or borrowings from financial institutions and possibly from related and nonrelated parties who may in fact lend to us on reasonable terms and ultimately generating sufficient revenue from operations. Management believes that its actions to secure additional funding will allow us to continue as a going concern. We currently do not have any committed sources of financing other than our line of credits, our Equity Purchase Agreement, and accounts receivable factoring agreement, each of which requires us to meet certain requirements to utilize. Under the Amended and Restated Equity Purchase Agreement, we can issue up to an aggregate of $10 million worth of shares of our common stock at March 31, 2021. There can be no assurance that we will meet all or any of the requirements pursuant to our line of credit, our Equity Purchase Agreement, and accounts receivable factoring agreement, and therefore those financing options may be unavailable to us. There is no guarantee we will be successful in raising capital outside of our current sources, and if so, that we will be able to do so on favorable terms.

Our cash totaled $742,382 at March 31, 2021, as compared with $412,391 at June 30, 2020, an increase of $329,991. Net cash of $6,894,817 was used by operations for the nine months ended March 31, 2021. Net cash of $7,185,972 was provided from financing activities for the nine months ended March 31, 2021, primarily due to proceeds from the Equity Purchase Agreement and to a lesser extent convertible notes payable.

For the nine months ended March 31, 2021, we had $38,836 cash provided by investing activities, and for the nine months ended March 31, 2020, we had net cash provided by investing activities of $2,950,282 which resulted from our acquisition of Concepts and Solutions.

For the nine months ended March 31, 2021, we had $7,185,972 of cash provided by financing activities primarily related to $4,851,333 of proceeds from the sale of common stock under the Equity Purchase Agreement, $1,956,000 of proceeds from the sale of convertible notes, and approximately $544,000 of related party note proceeds offset by payments of approximately $245,000 under the line of credit. Total current liabilities are $12,047,976 and $8,962,520 as of March 31, 2021 and June 30, 2020, respectively, an increase of 34%. Our liabilities primarily consist of borrowings under a line of credit, related party notes payable, derivative liability, deferred revenue, accrued expenses and accounts payable.

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

Off-Balance Sheet Arrangements

The Company did not have off-balance sheet arrangements or transactions as of and for the three and nine months ended March 31, 2021 and 2020.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this Report. The Disclosure Controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial and accounting officer). Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation our Chief Executive Officer and Chief Financial Officer have concluded that, because of a material weakness in our internal control over financial reporting that existing at June 30, 2020 and had not been remediated by the end of the period covered by this Report, our disclosure controls and procedures were not effective as of the end of the period covered by this Report. This material weakness in the Company's internal control over financial reporting and the Company's remediation efforts are described below.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of business litigation, regardless of the outcome could have a material adverse impact on us because of the defense and settlement costs, diversion of management resources and other factors. We are not currently subject to any legal proceedings that we believe will have a material impact on our business at this time.

In 2016, a previous creditor of Galaxy Co. filed a lawsuit alleging default on money owed and sought $4,000,000 in damages. On August 14, 2020, the Company entered into a legal settlement agreement and recorded a liability for $2,000,000. The liability of $918,240 and $2,000,000 is included in the consolidated balance sheets at March 31, 2021 and June 30, 2020. This liability has been eliminated as of April 7, 2021 and is listed as a subsequent event in our financial reports included in this Current Report on Form 10-Q. This legal proceeding will no longer be reported as a liability on future financial reports.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should consider carefully the following risks, together with the risks specified in Item 1A of Part I of our Annual Report for the year ended June 30,2020 and all the other information in this Report, including our condensed consolidated financial statements and notes thereto. If any of the following risks materializes, our operating results, financial condition and liquidity could be materially adversely affected. As a result, the trading price of our common stock could decline, and you could lose part or all of your investment.The following information updates should be read in conjunction with the information disclosed in Part 1, Item 1A, "Risk Factors," contained in our Annual Report for the year ended June 30,2020. Except as disclosed below, there have been no material changes from the risk factors and uncertainties disclosed in our Annual Report for the year ended June 30,2020.

We may not be able to access the full amounts available under the Amended and Restated Purchase Agreement, which could prevent us from accessing the capital we need to continue our operations, which could have an adverse effect on our business.

We intend to rely on the Amended and Restated Purchase Agreement for our near-term capital needs. We may direct Tysadco Partners to purchase up to $10.0 million of shares of our common stock over a 24-month period, commencing upon the satisfaction of certain conditions. On any trading day selected by us, we may sell shares of common stock to Tysadco Partners in an amount equal to the lesser of $500,000 or 300% of the average shares traded for the 10 days prior to the closing request date, with a minimum request of $200,000. The purchase price shall be 85% of the lowest average daily traded price during the ten trading days commencing on the first trading day following delivery and clearing of the delivered shares (in each case, to be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse split or other similar transaction that occurs on or after the date of the Amended and Restated Purchase Agreement).

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

Upon the execution of the Amended and Restated Purchase Agreement, we issued 50,000,000 Commitment Shares to Tysadco Partners in consideration for its commitment to purchase shares of our common stock under the Amended and Restated Purchase Agreement. The remaining shares of our common stock that may be issued under the Amended and Restated Purchase Agreement may be sold by us to Tysadco Partners at our discretion from time to time over a 24-month period commencing after the satisfaction of certain conditions set forth in the Amended and Restated Purchase Agreement, including that the registration statement registering the shares to be issued pursuant to the Amended and Restated Purchase Agreement remains effective. The purchase price for the shares that we may sell to Tysadco Partners under the Amended and Restated Purchase Agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

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

We may not be able to access the full amounts available under the Amended and Restated Purchase Agreement, which could prevent us from accessing the capital we need to continue our operations, which could have an adverse effect on our business

At March 31, 2021, we had cash of $742,382. We had an accumulated deficit of $47,289,940 at March 31, 2021, and at June 30, 2020, an accumulated deficit of $23,496,792. We have generated significant losses to date and expect to continue to incur significant operating losses. To date, our revenue from operations have been insufficient to support our operational activities and has been supplemented by the proceeds from the issuance of securities. There is no guarantee that additional equity, debt or other funding will be available to us on acceptable terms, or at all.

Our ability to direct Tysadco Partners to purchase up to $10.0 million of shares of our common stock over a 24-month period is subject to the satisfaction of certain conditions. The extent we rely on Tysadco Partners as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure funding from other sources. If obtaining sufficient funding from Tysadco Partners were to prove unavailable or prohibitively dilutive, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we sell all $10.0 million under the Amended and Restated Purchase Agreement to Tysadco Partners, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

Our inability to access a portion or the full amount available under the Amended and Restated Purchase Agreement, in the absence of any other financing sources, could have a material adverse effect on our business.

It is not possible to predict the actual number of shares we will sell under the Amended and Restated Purchase Agreement to the Selling Stockholder, or the actual gross proceeds resulting from those sales.

Subject to certain limitations in the Amended and Restated Purchase Agreement and compliance with applicable law, we have the discretion to deliver notices to the Selling Stockholder at any time throughout the term of the Amended and Restated Purchase Agreement. The actual number of shares that are sold to the Selling Stockholder may depend based on a number of factors, including the market price of the common stock during the sales period. Actual gross proceeds may be less than $10.0 million, which may impact our future liquidity. Because the price per share of each share sold to the Selling Stockholder will fluctuate during the sales period, it is not currently possible to predict the number of shares that will be sold or the actual gross proceeds to be raised in connection with those sales.

Sales of shares pursuant to the terms of the Amended and Restated Purchase will be sold at different times at different prices.

In connection with the sale of our common stock pursuant to the terms of the Amended and Restated Purchase Agreement, we will have discretion, subject to market demand, to vary the timing, prices, and numbers of shares sold to the Selling Stockholder. Similarly, the Selling Stockholder may sell such shares at different times and at different prices. Investors may experience a decline in the value of the shares they purchase from the Selling Stockholder in this offering as a result of sales made by us in future transactions to Selling Stockholder at prices lower than the prices they paid.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2021, the Company issued 50,000 shares of common stock for professional consulting services. These shares were valued at $2,350 upon issuance during the three months ended March 31, 2021.

During the three months ended March 31, 2021, the Company issued 5,000,000 shares of common stock for commitment shares under a one year note payable issued on January 13, 2021 to an investor.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1

Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to the Annual Report on Form 10-K/A, File No. 000-56006, filed with the Securities and Exchange Commission on October 16, 2020 )

3.2	Bylaws (incorporated herein by reference to Exhibit 3.2 to the Registrant's Form 8A-12G, File No. 000-56006, filed with the Securities and Exchange Commission on December 3, 2018)
3.3

Certificate of Designation for Series D Preferred Stock (incorporated herein by reference to Exhibit 3.3 to the Annual Report on Form 10-K, File No. 000-56006, filed with the Securities and Exchange Commission on filed on September 28, 2020)

3.4

Certificate of Designation for Series E Preferred Stock (incorporated herein by reference to Exhibit 3.4 to the Annual Report on Form 10-K, File No. 000-56006, filed with the Securities and Exchange Commission on filed on September 28, 2020)

31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Interactive Tables

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GALAXY NEXT GENERATION, INC.

Date: May 13, 2021

/s/ Gary LeCroy

Gary LeCroy

Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2021

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

Dated: May 13, 2021

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

Dated: May 13, 2021

Galaxy Next Generation, Inc.

By: /s/ Magen McGahee

Magen McGahee

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Quarterly Report on Form 10-Q of Galaxy Next Generation, Inc. (the "Company") for the quarter ending March 31, 2021, I, Gary LeCroy, Chief Executive Officer of the Company hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1.Such Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2021, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such Quarterly Report on Form 10-Q for the quarter ending March 31, 2021, fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 13, 2021

Galaxy Next Generation, Inc.

By:/s/ Gary LeCroy

Gary LeCroy

Chief Executive Officer

(Principal Executive Officer)

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Quarterly Report on Form 10-Q of Galaxy Next Generation, Inc. (the "Company") for the quarter ending March 31, 2021, I, Magen McGahee, Chief Financial Officer of the Company hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1.Such Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2021, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such Quarterly Report on Form 10-Q for the quarter ending March 31, 2021, fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 13, 2021

Galaxy Next Generation, Inc.

By:/s/ Magen McGahee

Magen McGahee

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)