Form 10-K
period 2021-06-30
GALAXY NEXT GENERATION, INC.
filed 2021-09-16
CIK 1127993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2021

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-56006

GALAXY NEXT GENERATION, INC.

(Exact name of registrant as specified in its charter)

NEVADA	61-1363026
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

285 Big A Road, Toccoa, Georgia 30577

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (706) 391-5030

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting Company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $75,777,471 as of December 31, 2020, based upon the average bid and asked price on the OTCQB.

The number of shares outstanding of the issuer’s Common Stock, as of September 13, 2021 was 3,232,382,882.

Documents Incorporated By Reference: None

-i-

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless the context requires otherwise, references in this Annual Report on Form 10-K (this "Annual Report") to "Galaxy," the "Company," "we," "us," "our" and similar terms mean Galaxy Next Generation, Inc.

Certain statements in this Annual Report, including, without limitation, statements under the heading "Management's Discussion and Analysis of financial Condition and Results of Operations," includes forward-looking statements as defined in Section 27A of the Securities Act of 1933 (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), the Private Securities Litigation Reform Act of 1995 (the "PSLRA") or in releases made by the Securities and Exchange Commission (the "SEC"), all as may be amended from time to time. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the "safe harbor" provisions of such laws. All statements contained in this Annual Report, other than statements that are purely historical, are forward-looking statements. Forward looking-statements can be identified by, among other things, the use of forward-looking language, such as the words "plans," "intends," "believes," "expects," "anticipates," "estimates," "projects," "potential," "may," "will," "would," "could," "should," "seeks," or "scheduled to," or other similar words, the negative of these terms, other variations of these terms or comparable language, or by discussion of strategy or intentions. Forward-looking statements are based upon management's present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future and are subject to known and unknown risks and uncertainties that could cause actual results, events or developments to be materially different from those indicated in such forward-looking statements, including the risks and uncertainties set forth in Item 1A of this Annual Report and in other securities filings by the Company. These risks and uncertainties should be considered carefully, and readers are cautioned not to place undue reliance on such forward-looking statements. As such, no assurance can be given that the future results covered by the forward-looking statements will be achieved. All information in this Annual Report is as of the date of the filing of this Annual Report with the SEC, unless otherwise indicated. We do not intend to update this information to reflect events after the date of this Annual Report.

PART I

ITEM 1. BUSINESS.

Business Overview

Galaxy is a manufacturer and U.S. distributor of interactive learning technology hardware and software that allows the presenter and participant to engage in a fully collaborative instructional environment. Galaxy's product offerings include Galaxy's own private-label interactive touch screen panel, its own Intercom, Bell, and Paging solution, as well as an audio amplification line of products that is currently supported by OEM relationships. Galaxy's distribution channel consists of a direct sales model, as well as approximately 37 resellers across the U.S. who primarily sell the products offered by Galaxy within the commercial and educational market. Galaxy does not control where the resellers focus their reselling efforts; however, the K-12 education market is the largest customer base for Galaxy products comprising nearly 90% of Galaxy's sales. In addition, Galaxy's OEM division also manufacturers products for other vendors in its industry and white labels the products under other brands.

We believe the market space for interactive technology in the classroom is a perpetual highway of business opportunity, especially in light of the COVID-19 pandemic as school systems have sought to expand their ability to operate remotely. Public and private school systems are in a continuous race to modernize their learning environments. Our goal is to be an early provider of the best and most modern technology available.

We are striving to become the leader in the market for interactive flat panel technology, associated software, and peripheral devices for classrooms. Our goal is to provide an intuitive system to enhance the learning environment and create easy to use technology for the teacher, increasing student engagement and achievement. Our products are developed and backed by a management team with more than 30 combined years in the classroom technology space.

We were originally organized as a corporation in 2001. Our principal executive offices are located at 285 Big A Road Toccoa, Georgia 30577, and our telephone number is (706) 391-5030. Our website address is www.galaxynext.us. Information contained in our website does not form part of this Annual Report and is intended for informational purposes only.

On June 22, 2018, we consummated a reverse triangular merger whereby Galaxy Next Generation, Inc., a private company (co-founded by our now executives, Gary LeCroy (CEO) and Magen McGahee (CFO), merged with and into our newly formed subsidiary, Galaxy MS, Inc. (Galaxy MS or Merger Sub), which was formed specifically for the transaction. Under the terms of the merger, the private company shareholders transferred all their outstanding shares of common stock to Galaxy MS, in return for shares of our Series C Preferred Stock. Prior to the merger, we operated under the name Full Circle Registry, Inc.'s (FLCR) and our operations were based upon our ownership of Georgetown 14 Cinemas, a fourteen-theater movie complex located on approximately seven acres in Indianapolis, Indiana. Prior to the merger, our sole business and source of revenue was from the operation of the theater, and as part of the merger agreement, we had the right to spinout the theater to the prior shareholders of FLCR. Effective February 6, 2019, we sold our interest in the theater to focus our resources on our technology operations.

On September 3, 2019, we acquired 100% of the outstanding capital stock of both Interlock Concepts, Inc. (Concepts) and Ehlert Solutions Group, Inc. (Solutions) pursuant to the terms of a stock purchase agreement that we entered into with Concepts and Solutions.  Under the stock purchase agreement, we acquired 100% of the outstanding capital stock of both Concepts and Solutions. The purchase price for the acquisition was 1,350,000 shares of common stock and a two year note payable to the seller in the principal amount of $3,000,000. The note payable to the seller is subject to adjustment based on the achievement of certain future earnings goals and successful completion of certain pre-acquisition withholding tax issues of Concepts and Solutions.

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

On October 15, 2020, we acquired the assets of Classroom Technologies Solutions, Inc. ("Classroom Tech") for consideration of (a) paying off a secured Classroom Tech loan, not to exceed the greater of 50% of the value of the Classroom Tech assets acquired or $120,000; (b) the issuance of a promissory note in the amount of $44,526 to a Classroom Tech designee; and (c) the issuance of 10 million shares of common stock to the seller of Classroom Tech. Classroom Tech provides cutting-edge presentation products to schools, training facilities, churches, corporations and retail establishments. Their high-quality solutions are customized to meet a variety of needs and budgets in order to provide the best in education and presentation technology. Classroom Tech direct-sources and imports many devices and components which allows us to be innovative, nimble, and capable of delivering a broad range of cost-effective solutions. Classroom Tech also offers in-house service and repair facilities and carries many top brands.

This Annual Report contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies' trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

The financial statements after the completion of the merger and acquisition include the consolidated assets and liabilities of the combined company (collectively Galaxy Next Generation, Inc., Interlock Concepts, Inc., and Ehlert Solutions Group, Inc. and Classroom Tech referred to collectively as the "Company").

All intercompany transactions and accounts have been eliminated in the consolidation.

Galaxy's common stock is traded on over-the-counter markets under the stock symbol GAXY.

Industry Background and Trends

Over the years, our products have evolved significantly from interactive whiteboards and other analog type classroom technologies to high-definition displays and collaboration software. In the mid-2000s, schools began to adopt interactive whiteboard type technology to assist in increasing student engagement and give teachers tools that were more amenable to the way our students were learning. This evolution continues to move towards learning environments that are flexible, collaborative, and motivating for our digital natives.

The educational technology market is currently experiencing substantial growth due to government mandates for improving the education results in the United States. Education, governments, corporations, and individuals are recognizing the growing need to utilize technology for more effective delivery of information to educate end users. Today, most classrooms are equipped with some type of smart board technology but given the ever-changing nature of technology, previous investments are becoming obsolete. The industry has several hundred technology resellers, selling a variety of products, already selling to these entities directly. Our goal is to target the resellers to gain market share growth in the education technology market. With the global spread of the ongoing novel coronavirus ("COVID-19") pandemic, we have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our employees and business. While our sales have not declined, and have increased as school systems have sought to expand their ability to operate remotely during this pandemic, we have experienced supply chain delays.

Description of Business

We are engaged in a full range of activities: marketing and sales, engineering and product design and development, manufacturing, and distributing. We are a manufacturer and distributor of interactive learning technologies and enhanced audio solutions. We develop both hardware and software that allows the presenter and participant to engage in a fully collaborative instructional environment. We also develop award winning classroom audio solutions and school PA and Intercom products, creating a full line card offering for classrooms to our channel partners.

Marketing and Sales. Our sales force is comprised of direct sales staff and resellers located throughout the US supporting all customer types in both sales and service. We historically have used a direct sales force for our Interactive Panel line of products and accessories. We utilize our resellers where geographically available and continue to expand the number of resellers available to us to market and sell the product line(s) into new territories. Our current distribution channel consists of 37 resellers across the United States who primarily sell our product within the commercial and educational market. While we do not control where our resellers focus their efforts, based on experience, the kindergarten through 12th grade education market is the largest customer base for the product, comprising nearly 90% of all purchases. We support our direct sales team as well as our resellers through direct mail/email advertising, social media campaigns, trade journal advertising, trade show exhibitions and accessibility to our regional teams for online and on-site demonstrations and meetings.

Engineering and Product Design and Development. The education technology sector is characterized by ongoing product innovations and developments in technology and advancements in the way we learn. To remain competitive, we have a tradition of applying engineering resources throughout our business to anticipate and respond rapidly to the product needs in the marketplace. We employ and contract with engineers and technicians in the areas of mechanical and electrical design; application engineering; software design; and customer and product support. We work closely with our customers to ensure product changes and upgrades are in line with end user needs and goals. Product improvements and quality control and of upmost importance to our development team and high-level testing and certifications go into each new product design.

Manufacturing. We are the original equipment manufacturer (OEM) for an audio amplification device used primarily in classrooms. Most of these products are manufactured in the United States, specifically in Arizona, Washington, and Utah. We contract out most component manufacturing, but handle internally system manufacturing (electronic assembly, sub-assembly, programming, and final assembly) and testing to manage quality control, improve response time, and maximize cost-effectiveness. A key strategy of ours is to increase our OEM partners and standardize on commonality of parts across all product lines to increase efficiencies.

Distributing. We are also the original design manufacturer (ODM) for our line of Interactive Flat Panels and accessories. Most of these products are manufactured outside of the United States, primarily in China. We perform product testing, programming, and software installation state-side to ensure quality control and maximize order response time.

Customer Service and Support. We offer limited warranties on our products, ranging from 0 to 5 years, against failure due to defective parts of workmanship. In addition, we offer service agreements of various scopes mostly related to our Bell, Paging, and Intercom products. To serve our customers, we provide a help-desk access, parts repair, and product replacement. Our technical help desk is available for customer support and is positioned to repair via phone or email most warranty issues. Our field service personnel and third-party service partners are trained to provide on-site support or product replacements.

Products and Technologies

The three key components of our product line are our interactive flat panels, our bell, paging, and intercom solutions, and our classroom audio amplification device(s). We distribute flat panels in a variety of sizes and configurations. There are many accessories related to this product line that can increase the user experience. Our bell, paging, and intercom products are powered by our proprietary software and are designed specifically for the user in terms of the accompanying hardware. Our audio amplification product(s) are manufactured for other distributors and have several components that make up the product in which they package and sell.

Our products are comprised of the following product families:

●	G2 Slim Interactive Flat Panel Display(s) (IFPD)
o Interactive Learning Software
o Interactive Panel Control Software
o Integrated PC for IFPD
o Mobile Carts, Mounts, and Accessories for IFPD
●	G2 Communicator Bell, Paging, and Intercom
o G2 Communicator Software
o Cloud or On-premise hosting server
o IP end points of varying solutions
o G2 Visual Communicator
●	Classroom Audio Amplification Solutions
o Amplifier(s)
o Teacher Microphone(s)
o Student Microphone(s)
o call Switch
o Assisted Listening Device

Each of these product families are described below:

G2 Slim Interactive Flat Panel Displays. These LED interactive touch panel devices are sold in a variety of sizes; 55", 65", 75" and 86". They are mainly controlled and operated by an Android operating system and are equipped with several different applications that enhance the learning or collaborative environment. Each panel is sold with a wireless streaming application that allows for the participants to ‘cast' from their device to the interactive flat panel's display. We also offer a bundled solution for a more robust software suite to include interactive whiteboarding software, educational games, and pre-made interactive lessons. We offer a range of mounting and installation options including mobile carts, carts that convert to flat tables, and wall mounting options. In addition to the onboard Android operating system, we also offer an integrated Windows machine that is customizable to the client's specifications.

G2 Communicator Bell, Paging, and Intercom. Our proprietary line ‘G2 Communicator' offers a solution, either in-cloud or on-premise, for initiating bells, paging, or intercom calls. It offers clients a simple user interface with mapping software, zoning, and device management to fluidly run the system, initiate calls, or manage offline devices from any internet enabled hardware device. We offer our solution as a fully packaged G2 Suite, with our own branded 7-volt amplifiers, IP endpoints, and IP speakers, or it is integrated into existing environments where other branded peripherals are already installed. This gives us flexibility to accommodate not only new system installs but also building remodels and infrastructure build outs.

Our newest addition to the G2 Communicator family of products is the G2 Visual Communicator. This product offers an alerting system (often referred to as G2 Visual Alerts) which overtakes the screen of any enrolled device to send instant communications anytime and from anywhere. Its integration with the bell, paging, and intercom products make it an easy upgrade to be able to have the ADA (Americans with Disibilities Act of 1990) compliant component of a visual bell or page while also offering a solution in emergency situations to make sure communication is being delivered throughout the building in an audible and visual way.

Classroom Audio Amplification Solutions. Most of our audio solutions are currently being sold to companies as a white labeled product and do not carry the ‘G2' brand. This product family includes an amplifier which carries audio from both the teacher microphone and the student microphone to speakers throughout the environment. The product was developed internally by our engineering team and has unique technological features specific to our intellectual properties. The amplifier supports many inputs and outputs and allows for SIP (Session Initiation Protocol) calls and multicast protocols to pass through, giving our development team flexibility on future upgrades. This particular product family also carries our ‘Call Switch' which allows for one-button communication between the room in which it is installed and the central location for communication. It includes a button for basic two way calls as well as a separate button for emergency calls. The bulk of our future development is within this family of products and we continue to not only expand our product offerings in the audio amplification segment but also our customers within our white labeled offerings.

Raw Materials

Materials used in the production of our manufactured items are sourced from around the world. Examples of the materials we use in production include plastics, integrated circuits, printed circuit boards, power supplies, and other raw materials. We source most of our materials from multiple sources but may still have a limited number of suppliers due to the proprietary nature of the materials. Part unavailability, tariff changes, or defects in components could have an adverse impact on our business and operations. Our sourcing partners and internal team works to implement strategies to mitigate these risks.

During late fiscal 2021, supply chain disruptions began to emerge because of the COVID-19 pandemic, including shipping container shortages and changes in global demand We were specifically impacted by the global shortage of semiconductors and related electronic components, other materials needed for production, and freight availability. We have internally adapted new ways of securing components and raw material to mitigate these issues and will continue to monitor the impact or potential impact any supply shortages may have on our business.

Intellectual Property

We own or hold licenses to use numerous patents, copyrights, and trademarks on a global basis. Our policy is to protect our competitive position by filing U.S. and international patent applications to protect technology and improvements that we consider important to the development of our business. This should allow us to pursue infringement claims against competitors for protection due to patent violations. Although we own patents and possess rights under others to which we attach importance, we do not believe that our business is materially dependent upon any such patents or rights. We also own a number of trademarks that we believe are important in connection with the identification of our products and associated good will with customers, but no part of our business materially depends on such trademarks. We also rely on nondisclosure agreements with our employees and agents to protect our intellectual property. Despite these intellectual property protections, there can be no assurance a competitor will not copy the functions or features of our products.

As of June 1, 2021, we have 1US patent issued, 70701-1040, entitled "ASSISTIVE LISTENING SYSTEM THAT USES SOUND WAVES FOR DEVICE PAIRING" and 3 pending US and foreign patents. Our US patent has terms until 1-22-2039

Seasonality

Our revenue has historically fluctuated due to the impact of purchasing cycles with school budgets. School budgets follow a June 30 year end, and because of this, we see larger ordering towards the end of the school fiscal year and the beginning of the school fiscal year when new budgets are allocated.

Because of the seasonality and volatility in business demand and variety of product types, we may not be able to utilize our capacity efficiently or accurately plan our capacity requirements, which may negatively affect our business and operating results.

We have added additional revenue streams with our OEM customers in order to mitigate this historic seasonality and hope to extend our offerings into other verticals outside of education in order to have a more constant sales cycle moving forward.

Opportunities and plan of operations

We believe that our products, both hardware and software, and the products we intend to develop as part of our extensive product road map, positions us to be one of the leading providers of interactive educational products and audio amplification devices. We believe that the increase in consumer spending along with the ever-evolving increase in standards for curriculum are two driving forces for the increase in the demand for interactive educational technology. Some additional factors that we believe will impact our opportunity include:

●

Significant resources are being devoted to primary and secondary education, both in the United States andabroad. As set forth in the Executive Office of the President, Council of Economic Advisers Report, United States education expenditure (primary, secondary and post-secondary) has been estimated at approximately $1.3 trillion, with primary and secondary education accounting for close to half ($625 billion) of this spending. Global spending is approximated at roughly triple United States spending for primary and secondary education.

●

The United States primary and secondary market has always been a point of political debate and scrutiny. With American students ranking far behind other global students in international tests, the United States education system severely impairs the United States' economic, military, and diplomatic security as well as broader components of America's global leadership.

●

The United States education system has also seen major increases in budgets due to stimulus funds being distributed due to the COVID-19 pandemic. Schools are encouraged to spend their CARES and ESSER monies on technology and products such as ours to assist them in overcoming the new challenges the pandemic has caused within our education system.

●

The demand for Interactive Flat Panels is on the rise. With traditional interactive whiteboards having been in the market for more than fifteen years, many of these technologies are coming to a refresh period and are being replaced with the newer, more advanced interactive flat panels.

●

The demand has also increased for our Communicator software, most relevantly our Visual Communicator software as emergency alerting continues to be a best practice to implement school safety procedures.

We intend to build upon our proven ability to produce and sell products. We have begun to implement the growth strategies described below and expect to continue to do so in the upcoming years. In order to implement each goal pertaining to growth, we may need additional capital to implement each strategy, particularly in relation to the target acquisition(s) of complementary businesses or technologies.

We intend to grow our business by using the following methodology:

●

Capitalizing on market trends in the educational industry: We believe our long history of selling into the K-12 education market provides us with the expertise to continue to stay on the cutting edge of new product development and needs of the classroom teacher. We also believe our expertise in customer service and training positions us well for expected growth. We intend to build our core business by leveraging the strengths of our leadership and building out a solid team with experience and expertise in our market

●

Expanding our reseller channel sales: The educational technology industry is driven to a great extent by relationships. We intend to continue to grow and expand our resellers and integrators in strategic geographical regions so that we can leverage the relationships in the local school systems within those regions.

●

Growth through acquisitions: We believe that the interactive and collaborative classroom as well as school safety and security have many components and moving parts. We intend to stay on the cutting edge of new products by building out our product offerings and line card through strategic acquisitions. Acquisitions provide us with significant opportunities to grow our business by adding complementary products and new innovative technologies to provide a broader G2 experience to our customers. We intend to pursue acquisitions that provide services within our current core product offerings, extend our geographic reach, and expand our product offerings.

●

Further developing intellectual property: We intend to build upon our success in developing original software that we own and license to other brands, and distributors globally. When we develop an original software or application, we retain the copyright and patent of that content. We expect to create additional revenue streams from development fees, brand license fees, distribution license fees and ancillary sources.

●

Expanding our geographic presence: We believe that by expanding our physical presence into select domestic and international regions, we will be better able to attract and retain clients. With a physical presence in strategic locations around the US, we believe we can provide better customer service and offer local services and training resulting in an increase in revenue for those areas.

Logistics and suppliers

Logistics are currently provided by our Toccoa, Georgia, Broomfield, Colorado, Jacksonville, Florida and Peoria, Arizona facilities and multiple import and freight carriers throughout the US. These partners allow us to provide affordable freight routes and shorter delivery times to our customers. Our suppliers for ODM and OEM are located in the USA, China, and Taiwan.

Competition

We encounter a wide variety of competitors that vary by product and geographic area. Our competitors include both United States and foreign companies and range in size and product offerings. Our competitors may develop lower-cost or lower-featured products and may be willing to charge lower prices to increase their market share. Some competitors have more capital, supply chain access, and other resources which may allow them to take advantage of acquisition opportunities or adapt more quickly to changes in customer requirements.

The interactive education industry is highly competitive and has frequent product introductions and quick technological advances. With less barriers on the school technology entry, we face heated competition from other interactive panel developers, manufacturers, and distributors. We compete with other developers, manufacturers and distributors of interactive panels and personal computer technologies, tablets, television screens, smart phones, such as Smart Technologies, Promethean, Samsung, Panasonic and ClearTouch.

We believe that our ability to compete depends upon customer centric product quality and features, technical expertise, and cost-effective solutions.

Research and Development

We believe our experience in engineering, process design, product design and development capabilities, and the investments made in our team to date, such as hiring third party developers, designers and coders are very important factors in being able to continue to develop, produce, and offer the most up-to-date technology desired by our market.

Over the past four years, we have invested in our team third party developers, designers and coders and our development to increase our differentiated product platforms, advance our software architecture and offerings, support customer requirements, and advance our competitive landscape.

Product design and development investments in the near term are focused on developing or improving our audio technology and our school safety technology. The new technologies are focused on improving communication in schools during crisis events to ensure safety protocols are accessible and easy to manage by school employees.

Human Resources/Employees

Our core values support our commitment to our employees. We believe that our success depends upon our ability to attract, develop, retain, and motivate key personnel. We seek to recruit, retain, and develop our existing and future workforce for decade-long engagements to build long-term mutual prosperity. We encourage each employee to proactively and continuously build self-awareness and openness to others' experiences and perspectives. We also provide competitive salaries and opportunities for bonuses in order to attract and retain employees.

The safety and well-being of our team members is a top priority and we believe every team member plays an essential role in creating a safe and healthy workplace. We provide our employees and their families with access to a variety of health programs. In response to COVID-19, we implemented changes that we consider to be in the best interest of our employees. We implemented additional safety measures for employees continuing critical on-site work and allowed for employees to work from home when able. We believe we have been able to preserve our business continuity without sacrificing our commitment to keeping our employees safe during the COVID-19 pandemic.

As of June 30, 2021, we had approximately twenty-four full time employees, of whom four are executives, six employees are engaged in product development, engineering and research and development, eight employees are engaged in sales and marketing, four employees are engaged in administrative and clerical services and two employees are engaged in service and training. In addition, approximately two individuals provide consulting services as independent contractors.

None of our employees are represented by labor organizations. We consider our relationship with our employees to be excellent.

ITEM 1A. RISK FACTORS.

The factors that are discussed below, as well as the matters that are generally set forth in this Form 10-K and the documents incorporated by reference herein, could materially and adversely affect our business, results of operations and financial condition.

Risks Relating to the COVID-19 Pandemic

Pandemics, including the COVID-19 pandemic, could have a material adverse effect on our operations, liquidity, financial condition, and financial results.

A serious global pandemic, including the current COVID-19 pandemic and variants of COVID-19, can adversely impact, shock and weaken the global economy. These impacts can amplify other risk factors and could have a material impact on our operations, liquidity, financial conditions, and financial results.

In March 2020, the World Health Organization declared COVID-19 a global pandemic. COVID-19 pandemic-related risks that may impact our business include increased exposure to: global regulatory, geopolitical, and societal changes; rapid degradation of global economic conditions, creating an increase in the volatility and the timing and level of orders; supply chain disruptions, material shortages, and increases in the costs of components; changes in labor force availability, which could reduce our ability to operate across our business in development, sales and marketing, production, installation, and ongoing service and support; an increased risk of being subject to contract performance claims if we are unable to deliver according to the terms of our contracts or commitments and cannot claim force majeure to mitigate or eliminate our exposure to such claims; increased geographic work restrictions that could impact our ability to market, sell, manufacture and/or install our products; an increase in our exposure to claims or litigation relating to the pandemic; limitations on our ability to meet the terms of our bank credit agreements that cause restrictions on our ability to access the liquidity under such agreements; reduced access to and an increase in the cost of capital; reduced access to surety bonds or bank guarantees to secure customer orders; volatility and changes in foreign currency rates; delayed timing of collections and/or decreased collectability of receivables and contract assets; and a material reduction to the values of our assets including, but not limited to, inventory, deferred tax assets, goodwill, intangibles, and property and equipment.

To date, the COVID-19 pandemic has not had, but may in the future have, an unfavorable impact on certain areas of our business. The broader implications of the COVID-19 pandemic on our business, financial condition and results of operations remain uncertain and will depend on certain developments, including the duration and severity of the COVID-19 pandemic; the availability, distribution, and effectiveness of vaccines to address the COVID-19 virus; and any change in trends on how people gather. The impact on our customers and suppliers and the range of governmental and community reactions to the pandemic are uncertain. To the extent that our customers and suppliers are adversely impacted by the COVID-19 outbreak, this could reduce the availability, or result in delays in the delivery, of materials or supplies, or delays in customer payments and orders, which in turn could materially interrupt our business operations and/or impact our liquidity. Site closures or project delays have occurred and have required increased social distancing and health-related precautions in our manufacturing facilities and many work sites, which may cause additional project delays and additional costs to be incurred. COVID-19 could disrupt our operations due to absenteeism by infected or ill employees or other employees who elect not to come to work due to the illness or due to quarantines.

Risks Related to Our Financial Position and Capital Requirements

We have incurred losses for the years ended June 30, 2021 and 2020 and there can be no assurance that we will generate net income

For the year ended June 30, 2021, we had a net loss of $24,434,336. For the year ended June 30, 2020, we had a net loss of $14,026,107. There can be no assurance that our losses will not continue in the future, even if our revenues and expenditures for the products and solutions we sell and distribute increase. In addition, as of June 30, 2021, we had an accumulated stockholders' deficit of approximately $1,400,000 and cash used in operations of approximately $6,300,000. These factors raise substantial doubt regarding our ability to continue as a going concern.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern.

Our recurring losses from operations and net capital deficiency raises substantial doubt about our ability to continue as a going concern. The consolidated financial statements for the years ended June 30, 2021 and 2020 do not include any adjustments that might result from the outcome of this uncertainty and contemplate the realization of assets and the settlement of liabilities and commitments in the normal course of business. The report of our independent registered public accounting firm for the years ended June 30, 2021 and 2020 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. If we cannot generate the required revenues and gross margin to achieve profitability or obtain additional capital on acceptable terms, we will need to substantially revise our business plan or cease operations and an investor could suffer the loss of a significant portion or all of his investment in our Company.

We require funds to operate and expand our business.

During the year ended June 30, 2021, our operating activities used net cash of approximately $6.3 million and as of June 30, 2021 our cash and cash equivalents were $541,591. As of June 30, 2021, our accumulated stockholders' deficit totaled approximately $1.4 million on a consolidated basis. Although we have been able to mitigate our losses during the fourth quarter of the year ended June 30, 2021, we expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. We will require funds to purchase additional inventories, pay our vendors, and build our marketing and sales staff. If we do not succeed in raising additional funds on acceptable terms, we may be unable to expand our business and could default on our obligations. There can be no assurance that such financing will be available and that the equity interests of all of our stockholders would not be substantially diluted. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. Our ability to raise capital through the sale of securities may be limited by the rules of the SEC and the terms of the agreements that we enter into.  We currently do not have any committed sources of financing other than our line of credit, the Amended and Restated  Equity Purchase Agreement that we entered into with Tysadco Partners LLC on December 29, 2020, and accounts receivable factoring agreement, each of which requires us to meet certain conditions to utilize and there can be no assurance that we will meet those conditions.

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

We have outstanding debt secured by a security interest in all our assets and our failure to comply with the terms and covenants of such debt could result in our loss of all of our assets.

We have outstanding debt secured by a security interest in all our assets. The debt contains both affirmative and negative covenants. Our obligations under the debt may be accelerated upon the occurrence of an event of default in accordance with the terms of the debt, which includes customary events of default, including payment defaults, the inaccuracy of representations or warranties, cross-defaults related to material indebtedness, bankruptcy and insolvency related defaults, defaults relating to certain other matters. If we fail to comply with these covenants or if we fail to make certain payments under the secured loans when due, the creditors could declare the debt in default. If we default on the debt, the creditors have the right to seize our assets that secure the debt, which may force us to suspend all operations.

Our failure to fulfill all our registration requirements in connection with our issued debentures may cause us to suffer liquidated damages, which may be very costly.

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

Risks Related to our Business

We have pursued and may continue to pursue acquisitions, joint ventures, or other growth opportunities, which could present unforeseen integration obstacles or costs and could dilute our stockholders. We may also face competition in our acquisition strategy, and such competition may limit our number of proposed acquisitions, joint ventures, and other growth opportunities.

We recently acquired all of the equity of Interlock Concepts, Inc. and Ehlert Solutions Group, Inc. and the assets of Classroom Technology Solutions, Inc. and have explored a wide range of proposed acquisitions, joint ventures and other growth ventures with other educational technology companies that have interests in related businesses or other strategic opportunities. The process of integrating any acquired business, including Interlock Concepts, Inc. and Ehlert Solutions Group, Inc. and Classroom Technology Solutions, Inc., may create unforeseen operating difficulties and expenditures and is itself risky. Any future acquisitions, joint ventures or other growth opportunities will be subject to a number of challenges.

●

diversion of management time and resources as well as a shift of focus from operating the businesses to issues related to integration and administration, which could result in the potential disruption of our ongoing business;

●

the need to integrate each company’s accounting, management, information, human resources, and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented;

●	the need to implement controls, procedures, and policies appropriate for a larger public company at companies that prior to acquisition had lacked such controls, procedures, and policies;
●	difficulties in maintaining uniform standards, controls, procedures, and policies;

●	difficulties in managing operations in widely disparate time zones;
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

Failure to manage expansion effectively may affect our success in executing our business plan and may adversely affect our business, financial condition, and results of operation. We may not realize the anticipated benefits of any or all of our acquisitions or may not realize them in the time frame expected. Future acquisitions or mergers may require us to issue additional equity securities, spend our cash, or incur debt, and amortization expenses related to intangible assets or write-offs of goodwill, any of which could adversely affect our results of operations.

We may have difficulty in entering and maintaining strategic alliances with third parties.

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

Our business is subject to seasonal fluctuations, which may cause our operating results to fluctuate from quarter-to-quarter and adversely affect our working capital and liquidity throughout the year.

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

If we are unable to manage fluctuations in cash flow, our business, operating results, and financial condition may be materially adversely affected. Our working capital requirements and cash flows have historically been, and are expected to continue to be, subject to seasonal fluctuations, depending on several factors. Factors which could result in fluctuations in our working capital and cash flows include:

●	the quantity of product and service sales revenue achieved;
●	the margins achieved on sales of products and services;
●	the timing and collection of receivables;
●	the timing and size of inventory and related component purchases; and
●	the timing of payment on payables and accrued liabilities.

We operate in a highly competitive industry.

The interactive learning technology industry in which we operate is highly competitive and characterized by frequent product introductions and rapid technological advances that have substantially increased the capabilities and use of interactive projectors, interactive whiteboards, and microcomputer-based logging technologies and combinations of them. We face substantial competition from developers, manufacturers and distributors of interactive learning products and solutions, including interactive projectors, interactive whiteboards, and microcomputer data logging products.

Many of these competitors have, and our potential competitors may have, significantly greater financial and other resources than we do and have spent, and may continue to spend, significant amounts of resources to try to enter or expand their presence in the market. These companies may manufacture and/or distribute new, disruptive or substitute products that compete for the pool of available funds that previously could have been spent on interactive displays and associated products. In addition, low cost competitors have appeared in China and other countries. We may not be able to compete effectively against these current and future competitors. Increased competition or other competitive pressures have and may continue to result in price reductions, reduced margins, or loss of market share, any of which could have a material adverse effect on our business, financial condition or results of operations.

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

Competitors may be able to respond to new or emerging technologies and changes in customer requirements more effectively and faster than we can or devote greater resources to the development, promotion, and sale of products than we can. Current and potential competitors may establish cooperative relationships among themselves or with third parties, including through mergers or acquisitions, to increase the ability of their products to address the needs of customers. If these interactive display competitors or other substitute or alternative technology competitors acquire significantly increased market share, it could have a material adverse effect on our business, financial condition, or results of operations.

If we are unable to continually enhance our products and to develop, introduce and sell new technologies and products at competitive prices and in a timely manner, our business will be harmed.

Our future success will depend upon our ability to enhance our products and to develop, introduce and sell new technologies and products offering enhanced performance and functionality at competitive prices and in a timely manner and market acceptance of any new products. If we are unable, for any reason, to enhance, develop, introduce, and sell new products in a timely manner, or at all, in response to changing market conditions or customer requirements or otherwise, our business will be harmed.

The development of new technologies and products involves time, substantial costs, and risks. Our ability to successfully develop new technologies will depend in large measure on our ability to maintain a technically skilled research and development staff and to adapt to technological changes and advances in the industry. The success of new product introductions depends on a number of factors, including timely and successful product development, market acceptance, the effective management of purchase commitments and inventory levels in line with anticipated product demand, the availability of components in appropriate quantities and costs to meet anticipated demand, the risk that new products may have quality or other defects and our ability to manage distribution and production issues related to new product introductions. If we are unsuccessful in selling the new products that we develop and introduce, or any future products that we may develop, we may carry obsolete inventory and have reduced available working capital for the development of other new technologies and products.

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

Historically, our business operations have been located primarily throughout the Southeast region of the United States. While we expand our business to new geographic areas, we are still highly concentrated in the United States. Because we derived all of our total revenues on a consolidated basis for the years ended June 30, 2021 and 2020 from our operations in the United States, our business is exposed to adverse regulatory and competitive changes, economic downturns and changes in political conditions in the United States. If we are unable to identify and successfully manage or mitigate these risks, our businesses, financial condition, results of operations and prospects could be materially adversely affected.

We are dependent upon our key suppliers for the components used in our products. Our suppliers may not be able to always supply components or products to us on a timely basis and on favorable terms, and as a result, our dependency on third party suppliers has adversely affected our revenue and may continue to do so.

We are subject to disruptions in our operations if our sole or limited supply contract manufacturers decrease or stop production of components and products, or if such suppliers and contract manufacturers do not produce components and products of sufficient quantity. We do not manufacture any of the raw materials for the products we sell and distribute and are dependent upon a limited number of suppliers for all products and components. We depend on obtaining adequate supplies of quality components on a timely basis with favorable terms, and some of those components, as well as certain complete products that we sell are provided to us by only one supplier or contract manufacturer. Alternative sources for our components are not always available. Approximately 60% of our products and components are manufactured overseas, so they have long lead times, and events such as local disruptions, natural disasters or political conflict may cause unexpected interruptions to the supply of our products or components.

We are currently subject to market prices for the components that we purchase, which are subject to fluctuation beyond our control. An increase in the price of components used in our products could result in an increase in costs to our customers and could have a material adverse effect on our revenues and demand for our products.

Interruptions in our ability to procure needed components for our systems, whether due to discontinuance by our suppliers, delays or failures in delivery, shortages caused by inadequate production capacity, the COVID-19 pandemic or unavailability, financial failure, manufacturing quality, or for other reasons, would adversely affect or limit our sales and growth. There is no assurance that we will continue to find qualified manufacturers on acceptable terms and, if we do, there can be no assurance that product quality will continue to be acceptable, which could lead to a loss of sales and revenues.

Our business is subject to the risks associated with doing business in China.

As a result of our reliance on third-party manufacturers and suppliers located in China, our results of operations, financial condition, and prospects are subject to a significant degree to economic, political, and legal developments in China including government control over capital investments or changes in tax regulations that are applicable to us. China's economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate and control of foreign exchange, and allocation of resources. Since we rely on a third-party manufacturer located in China for certain of our parts, our business is subject to the risks associated with doing business in China, including:

●	adverse political and economic conditions, particularly those potentially negatively affecting the trade relationship between the United States and China;
●	trade protection measures, such as tariff increases, and import and export licensing and control requirements;
●	potentially negative consequences from changes in tax laws;
●	difficulties associated with the Chinese legal system, including increased costs and uncertainties associated with enforcing contractual obligations in China;
●	historically lower protection of intellectual property rights;
●	changes and volatility in currency exchange rates;
●	unexpected or unfavorable changes in regulatory requirements; and
●	difficulties in managing foreign relationships and operations generally.

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

We rely on third party manufacturers and if they do not perform in a satisfactory manner, it may harm our business.

Reliance on third-party manufacturers and suppliers entails risks to which we would not be subject if we manufactured the components for our products ourselves, including:

●	reliance on the third parties for regulatory compliance and quality assurance;
●

 the possible breach of the manufacturing agreements by the third parties because of factors beyond our control or the insolvency of any of these third parties or other financial difficulties, labor unrest, natural disasters or other factors adversely affecting their ability to conduct their business; and

●

 possibility of termination or non-renewal of the agreements by the third parties, at a time that is costly or inconvenient for us, because of our breach of the manufacturing agreement or based on their own business priorities.

If our contract manufacturer or its suppliers fail to deliver the required commercial quantities of our components required for our products on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement manufacturers or suppliers capable of production at a substantially equivalent cost, in substantially equivalent volumes and quality, and on a timely basis, we would likely be unable to meet demand for our products, and we would lose potential revenue. It may also take a significant period of time to establish an alternative source of supply for our components.

In the past, the U.S. Government has imposed tariffs on products manufactured in China and imported into the United States causing the prices for such products to increase. This could cause customer demand for our products to decrease.

Although the components of our products that are manufactured in China are currently exempt from the tariffs on products manufactured in China, if the exemption were to no longer be available to such products, the imposition of tariffs on our products would most likely cause prices to rise, which would generally increase the price for our products, potentially impact our gross margins, all of which may cause a reduction in demand.

Our facilities and information systems and those of our key suppliers could be damaged as a result of disasters or unpredictable events, which could have an adverse effect on our business operations.

Our logistics are currently provided by our Toccoa, Georgia, our Broomfield, Colorado, our Peoria, Arizona and our Jacksonville, Florida facilities and multiple import and freight carriers throughout the United States. Our suppliers for original design manufacturing ("ODM") and original equipment manufacturing ("OEM") are located in the United States, China, and Taiwan. If major disasters such as earthquakes, fires, floods, wars, terrorist attacks, computer viruses, transportation disasters or other events occur in any of these locations, or our information systems or communications network or those of any of our key component suppliers breaks down or operates improperly as a result of such events, our facilities or those of our key suppliers may be seriously damaged, and we may have to stop or delay production and shipment of our products. We may also incur expenses relating to such damages. If production or shipment of our products or components is stopped or delayed or if we incur any increased expenses as a result of damage to our facilities, our business, operating results, and financial condition could be materially adversely affected.

Increases in component costs, long lead times, supply shortages, and supply changes could disrupt our supply chain and have an adverse effect on our business, financial condition, and operating results.

Meeting customer demand partially depends on our ability to obtain timely and adequate delivery of components for our products. As demand for our products increases, in part due to the COVID-19 pandemic, we have experienced temporary supply chain delays also related to the COVID-19 pandemic. Some of the components that go into the manufacturing of our products are sourced from a limited number of third-party suppliers. Our manufacturers generally purchase these components on our behalf, subject to certain approved supplier lists, and we do not have long-term arrangements with most of our component suppliers. We are therefore subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in design, quantities, and delivery schedules. We may in the future experience component shortages, and the predictability of the availability of these components may be limited. In the event of a component shortage or supply interruption from suppliers of these components, we may not be able to develop alternate sources in a timely manner. Developing alternate sources of supply for these components may be time-consuming, difficult, and costly and we may not be able to source these components on terms that are acceptable to us, or at all, which may undermine our ability to fill our orders in a timely manner. Any interruption or delay in the supply of any of these parts or components, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would harm our ability to meet our scheduled product deliveries to our customers.

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

Any decrease in, stagnation of or adverse change in national, federal, state, provincial or local funding for primary and secondary schools, colleges, universities, or other education providers or other industries that use our products could cause our current and prospective customers to reduce their purchases of our products, which could cause us to lose revenue. Our customers include primary and secondary schools, colleges, universities, other education providers which depend heavily on government funding. Many federal, state, and local governments have limited fiscal capacity and have experienced recent declines in tax revenues. Many of those governments have reacted to the decreases in tax revenues and could continue to react to the decreases in tax revenues by cutting funding to educational institutions. If our products are not a high priority expenditure for such institutions, or if such institutions allocate expenditures to substitute or alternative technologies, we could lose revenue. In addition, a specific reduction in governmental funding support for products such as ours could also cause us to lose revenue.

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

Risks Related to Our Intellectual Property and Technology

We have limited protection for our intellectual property, which could impact our competitive position.

We intend to rely on a combination of common law copyright, patent, trademark, and trade secret laws and measures to protect our proprietary information. We have obtained patent protection for certain of our products; however, such protection does not prevent unauthorized use of such technology. Trademark and copyright protections may be limited, and enforcement could be too costly to be effective. It may also be possible for unauthorized third parties to copy aspects of, or otherwise obtain and use, our proprietary information without authorization, including, but not limited to, product design, software, customer and prospective customer lists, trade secrets, copyrights, patents and other proprietary rights and materials. Other parties can use and register confusingly similar business, product, and service names, as well as domain names, which could divert customers, resulting in a material adverse effect on our business, operating results, and financial condition.

Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture market share. Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of the relevant patent rights. If we or any of our licensors is forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations, and prospects may be adversely affected.

If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could harm our operating results. Competitors may challenge the validity or scope of our patents or future patents we may obtain. In addition, our licensed patents may not provide us with a meaningful competitive advantage. We may be required to spend significant resources to monitor and police our licensed intellectual property rights. We may not be able to detect infringement and our competitive position may be harmed. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. In addition, competitors may design around our technology or develop competing technologies.

We may not be able to obtain patents or other intellectual property rights necessary to protect our proprietary technology and business.

Our commercial success depends to a significant degree upon our ability to develop new or improved technologies and products, and to obtain patents or other intellectual property rights or statutory protection for these technologies and products in the United States and other countries. We will seek to patent concepts, components, processes, designs and methods, and other inventions and technologies that we consider have commercial value or that will likely give us a technological advantage. Despite devoting resources to the research and development of proprietary technology, we may not be able to develop technology that is patentable or protectable. Patents may not be issued in connection with pending patent applications, and claims allowed may not be sufficient to allow us or our customers to use the inventions that created exclusively. Furthermore, any patents issued could be challenged, re-examined, held invalid or unenforceable or circumvented and may not provide sufficient protection or a competitive advantage. In addition, despite efforts to protect and maintain patents, competitors and other third parties may be able to design around our patents or develop products similar to our products that are not within the scope of our patents.

Finally, patents provide certain statutory protection only for a limited period of time that varies depending on the jurisdiction and type of patent. The statutory protection term of certain patents may expire and, thereafter, the underlying technology of such patents can be used by any third-party including competitors.

Prosecution and protection of the rights sought in patent applications and patents can be costly and uncertain, often involve complex legal and factual issues and consume significant time and resources. In addition, the breadth of claims allowed in our patents, their enforceability, and our ability to protect and maintain them cannot be predicted with any certainty. The laws of certain countries may not protect intellectual property rights to the same extent as the laws of the United States. Even if our patents are held to be valid and enforceable in a certain jurisdiction, any legal proceedings that we may initiate against third parties to enforce such patents will likely be expensive, take significant time and divert management's attention from other business matters. We cannot assure that any of the issued patents or pending patent applications will provide any protectable, maintainable, or enforceable rights or competitive advantages to us.

In addition to patents, we will rely on a combination of copyrights, trademarks, trade secrets and other related laws and confidentiality procedures and contractual provisions to protect, maintain and enforce our proprietary technology and intellectual property rights. However, our ability to protect our brands by registering certain trademarks may be limited. In addition, while we will generally enter into confidentiality and nondisclosure agreements with our employees, consultants, contract manufacturers, distributors, and resellers and with others to attempt to limit access to and distribution of our proprietary and confidential information, it is possible that:

●	misappropriation of our proprietary and confidential information, including technology, will nevertheless occur;
●	our confidentiality agreements will not be honored or may be rendered unenforceable;
●	third parties will independently develop equivalent, superior, or competitive technology or products;
●

disputes will arise with our current or future strategic licensees, customers or others concerning the ownership, validity, enforceability, use, patentability or registrability of intellectual property; or

●	unauthorized disclosure of our know-how, trade secrets or other proprietary or confidential information will occur.

We cannot assure that we will be successful in protecting, maintaining or enforcing our intellectual property rights. If we are unsuccessful in protecting, maintaining, or enforcing our intellectual property rights, then our business, operating results and financial condition could be materially adversely affected, which could:

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

The markets in which we will compete are characterized by the existence of a large number of patents and trade secrets and by litigation based on allegations of infringement or other violations of intellectual property rights. Moreover, in recent years, individuals and groups have purchased patents and other intellectual property assets for the purpose of making claims of infringement to extract settlements from companies like ours. Also, third parties may make infringement claims against us that relate to technology developed and owned by one of our suppliers for which our suppliers may or may not indemnify us. Even if we are indemnified against such costs, the indemnifying party may be unable to uphold its contractual obligations and determining the extent such of such obligations could require additional litigation. Claims of intellectual property infringement against us or our suppliers might require us to redesign our products, enter into costly settlements or license agreements, pay costly damage awards or face a temporary or permanent injunction prohibiting us from marketing or selling our products or services. If we cannot or do not license the infringed intellectual property on reasonable terms or at all, or substitute similar intellectual property from another source, our revenue and operating results could be adversely impacted. Additionally, our customers and distributors may not purchase our offerings if they are concerned that they may infringe third party intellectual property rights. Responding to such claims, regardless of their merit, can be time consuming, costly to defend in litigation, divert management's attention and resources, damage our reputation, and cause us to incur significant expenses. The occurrence of any of these events may have a material adverse effect on our business, financial condition, and operating results.

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

Our business is significantly dependent upon Gary LeCroy and Magen McGahee, who are primarily responsible for our day-to-day operations and we believe our success depends in part on our ability to retain our executive officers, to compensate our executive officers at attractive levels, and to continue to attract additional qualified individuals to our management team. We cannot guarantee continued service by our key executive officers. The loss or limitation of the services of any of our executive officers or the inability to attract additional qualified management personnel could have a material adverse effect on our business, financial condition, or results of operations.

Our Chief Executive Officer and Director and our Chief Financial Officer and Director will have significant influence over us.

Our Chief Executive Officer and our Chief Financial Officer/Chief Operating Officer initially were issued 85% of our outstanding voting stock.  The employment agreements that we entered into with each of them in January 2020, as amended, provides that we will issue to them preferred stock such that they together maintain 51% of our outstanding voting securities.  Upon issuance of such preferred stock, our Chief Executive Officer and our Chief Financial Officer will have the ability to control our business affairs.

Risks Related to Our Common Stock

Future sales of our common stock could adversely affect our share price, and any additional capital raised by us through the sale of equity or convertible debt securities may dilute your ownership in us and may adversely affect the market price of our common stock.

We intend, from time to time, to seek additional equity or debt financing to finance working capital requirements, continue our expansion, develop new products, or make acquisitions or other investments. In addition, we have issued convertible securities that are convertible into shares of our common stock. In addition, if our business plans change, general economic, financial or political conditions in our industry change, or other circumstances arise that have a material effect on our cash flow, the anticipated cash needs of our business, as well as our conclusions as to the adequacy of our available sources of capital, could change significantly. Any of these events or circumstances could result in significant additional funding needs, requiring us to raise additional capital. If additional funds are raised through the issuance of equity shares, preferred shares or debt securities, the terms of such securities could impose restrictions on our operations and would reduce the percentage ownership of our existing stockholders. If financing is not available on satisfactory terms, or at all, we may be unable to expand our business or to develop new business at the rate desired and our results of operations may suffer.

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

The market price of our common stock may be highly volatile and subject to wide fluctuations. Our financial performance, government regulatory action, tax laws and market conditions in general could have a significant impact on the future market price of our common stock. Investors may not be able to resell your shares at or above the current price due to a number of factors such as those listed under this "Risk Factors" section. Some of the factors that could negatively affect our share price or result in fluctuations in the price of our stock include:

●	our operating and financial performance and prospects;
●	our quarterly or annual earnings or those of other companies in our industry;
●	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
●	the failure of analysts to cover our common stock;
●	strategic actions by us or our competitors, such as acquisitions or restructurings;
●	announcements by us, our competitors or our vendors of significant contracts, acquisitions, joint marketing relationships, joint ventures, or capital commitments;
●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
●	changes in accounting standards, policies, guidance, interpretations or principles;

●	announcements by third parties or governmental entities of significant claims or proceedings against us;
●	new laws and governmental regulations, or other regulatory developments, applicable to our industry;
●	changes in general conditions in the United States and global economies or financial markets, including those resulting from war, incidents of terrorism or responses to such events;
●	changes in government spending levels on education;
●	changes in key personnel;
●	sales of common stock by us, members of our management team or our stockholders;
●	the granting or exercise of employee stock options or other equity awards;
●	the volume of trading in our common stock; and
●	the realization of any risks described in this section under the caption “Risk Factors.”

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

Certain provisions of Nevada law applicable to our company could also delay or make more difficult a merger, tender offer or proxy contest involving our Company, including Sections 78.411 through 78.444 of the Nevada Revised Statutes, which prohibit a Nevada corporation from engaging in any business combination with any "interested stockholder" (as defined in the statute) for a period of two years unless certain conditions are met. In addition, our senior management is entitled to certain payments upon a change in control and certain of the restricted shares we have granted provide for the acceleration of vesting in the event of a change in control of our Company.

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

The exercise or conversion of currently outstanding debt or preferred stock would further dilute holders of our common stock.

We currently have outstanding debt that convert into shares of our common and preferred stock, and preferred stock that converts into shares of our common stock. Our Series D Preferred Stock converts into twenty percent of the number of shares that are outstanding on the date of conversion and our Series E Preferred Stock converts into 1,190,476 shares of our common stock. Our Board of Directors has authority, without action or vote of our shareholders, to issue shares of common and preferred stock. We may issue shares of our common stock or preferred stock to complete a business combination or to raise capital. Such stock issuances could be made at a price that reflects a discount from the then-current trading price of our common stock. These conversions and issuances would dilute our stockholders' ownership interest, which among other things would have the effect of reducing their influence on matters on which our stockholders vote. In addition, our stockholders and prospective investors may incur additional dilution if holders of stock options and warrants, whether currently outstanding or subsequently granted, exercise their options or warrants to purchase shares of our common stock or if our convertible debt holders convert their debt.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

As of June 30, 2021, we maintained the following operating facilities:

Location	Description	Owned / Leased	Approx. Sq. Ft.
Toccoa, Georgia	Corporate office	Leased (1)	10,500
Broomfield, Colorado Jacksonville, Florida Peoria, Arizona	Satellite office Warehouse and office Warehouse and office	Leased (2) Leased (3) Leased (4)	2,000 8,000 3,500

(1)	The lease on this property is with a family member of the majority shareholder. Refer to Note 6 in the financial statements on page F-19 for more information.
(2)	The lease on this property is with a commercial real estate company located in Broomfield, Colorado. Refer to Note 7 in the financial statements on page F-20 for more information.
(3)	The lease on this property is with a commercial real estate company located in Jacksonville, Florida. Refer to Note 7 in the financial statements on page F-20 for more information.
(4)	The lease on this property is with a commercial real estate company located in Phoenix, Arizona. Refer to Note 7 in the financial statements on page F-20 for more information.

In the opinion of our management, our property was adequate for its present needs at June 30, 2021. We do not anticipate difficulty in renewing the existing leases as they expire or in finding alternative facilities if necessary. We believe all of our assets are adequately covered by insurance. There have been no changes to the leased locations since June 30, 2021. Please refer to refer to Note 6 and 7 in the financial statements on page F-21 and F-22 for more information.

ITEM 3. LEGAL PROCEEDINGS.

We are involved in a variety of legal actions relating to various matters during the normal course of business. Although we are unable to predict the ultimate outcome of these legal actions, it is the opinion of management that the disposition of these matters, taken as a whole, will not have a material adverse effect on our financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of June 30, 2021, our common stock trades on the OTCQB and is quoted on the OTC Market under the trading symbol GAXY.  There is no established public markets for our common stock. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  The last reported sales price of our common stock on the OTC Market was $0.0103 on September 13, 2021.

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

The number of record holders of our common stock at June 30, 2021 was 388.

ITEM 6. SELECTED FINANCIAL DATA

The information under this Item is not required to be provided by smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto and the other financial data appearing elsewhere in this Annual Report.

Overview

Since we completed a reverse triangular merger in June 2018, we have been a manufacturer and U.S. distributor of interactive learning technology hardware and software that allows the presenter and participant to engage in a fully collaborative instructional environment. Galaxy's products include Galaxy's own private-label interactive touch screen panel, its own intercom, bell, and paging solutions, as well as an audio amplification line of products that is currently supported by OEM relationships. We provide a multitude of services to our customers, including installation, training, and maintenance.  In September 2019, we acquired Interlock Concepts, Inc. (Concepts) and Ehlert Solutions Group, Inc. (Solutions). In October 2020, we acquired the assets of Classroom Technology Solutions, Inc.

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) includes a discussion of our operations for the years ended June 30, 2021 and 2020. The discussion of our operations for the year ended June 30, 2020 includes the results of operations of Concepts and Solutions for part of the fiscal year as Concepts and Solutions were acquired in September 2019 and does not include the operations of Classroom Technology Solutions since its assets were acquired the following fiscal year. The discussion of the operations for the year ended June 30, 2021 includes the operations of Concepts and Solutions for the full year since they were acquired in September 2019 and the operations of Classroom Technology Solutions for a portion of the year since it was acquired in October 2020. Accordingly, the results of operations reported for the years ended June 30, 2021 and 2020 and are not comparable.

With the global spread of the ongoing novel coronavirus ("COVID-19") pandemic since the first quarter of 2020, we have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our employees and business.  While our revenue has not been negatively impacted at this time and demand for our products has increased, given the global economic slowdown, and the other risks and uncertainties associated with the pandemic, we have experienced supply chain issues resulting from the pandemic which could impact our business, financial condition, results of operations and growth prospects. The extent to which the COVID-19 pandemic impacts our business,  the business of our suppliers and other commercial partners, our corporate development objectives and the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States and other countries, and the effectiveness of actions taken globally to contain and treat the disease.  The global economic slowdown and the other risks and uncertainties associated with the pandemic could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties which we face.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis discusses our consolidated financial statements which have been prepared in accordance with United States Generally Accepted Accounting Principles (U.S. GAAP). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates and judgments on historical experience and on various other factors that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition

We recognize revenue to depict the transfer of promised goods to the customer in an amount the reflects the consideration to which we expect to be entitled in exchange for those goods in accordance with the provisions of ASC 606, "Revenue from Contracts with Customers".

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

Our management determined that a triggering event to assess goodwill impairment occurred during the year ending June 30, 2020 due to the separation of a key executive associated with the acquisition of Concepts and Solutions. While there was no single determinative event, the consideration in totality of several factors that developed during the year of 2020 led management to conclude that it was more likely than not that the fair values of certain intangible assets and goodwill acquired as part of that acquisition were below their carrying amounts. These factors included: a) former key executive separating from us; b) respective former key executive violating his noncompete changing the use and value of it; c) sustained decrease in our share price which reduced market capitalization; and d) uncertainty in the United States and global economies beginning in March 2020 due to COVID-19. As a result of the impairment test, an impairment loss of $2,000,287, including $800,287 related to goodwill and $1,200,000 related to finite-lived intangible assets was recorded during the year ended June 30, 2020.

Intangible Assets

Intangible assets are stated at the lower of cost or fair value. Intangible assets are amortized on a straight- line basis over periods ranging from two to five years, representing the period over which we expect to receive future economic benefits from these assets.

As noted above, we determined certain intangible assets were impaired during the year ended June 30, 2020.

Derivative Liabilities

We classify warrants and embedded conversion features on convertible debt as derivative liabilities due to protection provisions within the agreements. Such financial instruments are initially recorded at fair value using the Monte Carlo model and subsequently adjusted to fair value at the close of each reporting period. The derivative liabilities represent a Level 3 financial instrument. We account for derivative instruments and debt instruments in accordance with ASC 815, ASU 2017-11, and associated pronouncements related to the classification and measurement of warrants and instruments with conversion features. ASU 2020-06, Complex Financial Instruments, changes the way we account for derivative liabilities and will be adopted early on July 1, 2021, as permitted by the ASU. The impact of adopting ASU 2020-06 will be disclosed in the financial statement footnotes, as well as on our next quarterly report.

Recent Accounting Pronouncements Accounting Pronouncements Not Yet Adopted

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Part II, Item 8, Note 1, "Summary of Significant Accounting Policies" to the consolidated financial statements in this Annual Report.

Results of Operations for the Years Ended June 30, 2021 and 2020

Financial Results and Performance Metrics Overview

The tables below present an analysis of selected line items period-over-period in our Consolidated Statements of Operations for the periods indicated. The first table is a representation of our quarter-over-quarter performance to break out the activity in Q4 which is reported within the year end data of the financial reports. The second table represents an annual comparison as noted below.

Revenue

Total revenues recognized were $3,773,605 and $2,319,852 for the years ended June 30, 2021 and 2020, respectively, an increase of 63%. Additionally, deferred revenue amounted to $453,862 and $1,133,992 as of June 30, 2021 and 2020, respectively. Revenues during the years ended June 30, 2021 and 2020 substantially consisted of revenues from sales of technology interactive panels and related products, bell paging and intercom installs, and audio amplification OEM sales.  Revenues increased during the year ended June 30, 2021 due to the increases in the customer base for our products, partially as a result of the pandemic, as well as additional revenues received through our OEM channel.

Cost of Sales and Gross Profit

Our cost of sales was $2,077,342 and $1,136,126 for the years ended June 30, 2021 and 2020, respectively, an increase of approximately 83%. Cost of sales for the year ended June 30, 2021 consists primarily of manufacturing, freight, amortization of capitalized development and installation costs. Cost of sales for the years ended June 30, 2020 consists primarily of manufacturing, freight, and installation costs.  Cost of sales increased during the year ended June 30, 2021 consistent with the increase in revenues. Gross profit decreased slightly due to amortization of capitalized development costs. Our gross profit as a percentage of total revenues was 45% and 51% for the years ended June 30, 2021 and 2020, respectively.

General and Administrative

The tables below represent a quarterly comparison as well as the annual comparison discussed in the financial statements

Three months ended	June 30, 2021	June 30, 2020
Stock compensation and stock issued for services	$ -	$ 31,699
General and administrative	742,424	2,577,198
Total General and Administrative Expenses	$ 742,424	$ 2,608,897

Total general and administrative expenses (including stock compensation and legal settlement expense) for the quarters were $742,424 and $2,608,897 for the three months ended June 30, 2021 and 2020, respectively, a decrease of approximately 72%.

Year ended	June 30, 2021	June 30, 2020
Stock compensation and stock issued for services	$ 2,778,550	$ 2,087,425
General and administrative	5,089,979	4,841,085
Asset impairment expense	-	2,000,287
Legal Settlement expense	-	2,000,000
Total General and Administrative Expenses	$ 7,868,529	$ 10,928,797

Total general and administrative expenses (including stock compensation and legal settlement expenses) were $7,868,529 and $10,928,797 for the years ended June 30, 2021 and 2020, respectively, a decrease of 28%. General and administrative expenses for the years ended June 30, 2021 and June 30, 2020 consist primarily of salaries and stock compensation expense, office rent, travel expense, amortization expense, and professional fees. Of this amount, $2,778,550 and $2,087,425 represent consulting fees and stock compensation and stock issued for services, which did not impact cash, for the years ended June 30, 2021 and 2020, respectively. General and administrative expenses for the year ended June 30, 2020 also included a non-cash impairment charge of $2,000,287 and a legal settlement of $2,000,000.

When excluding the non-cash impairment charge taken during the year ended June 30, 2020, general and administrative expenses decreased to $8,928,510 compared to $7,868,529 for the year ended June 30, 2021, a decrease of 12%. The decrease was due to the increase in costs capitalized for product development, offset by a reduction of costs associated with remote and virtual tradeshows, and other cost savings strategies implemented by management.

Interest Expense

Year ended	June 30, 2021	June 30, 2020
Other income	$ 456,579	$ 6,415
Expenses related to convertible notes payable:
Change in fair value of derivative liability	(1,619,583)	2,651,957
Interest accretion	(382,436)	(1,825,506)
Interest expense related to equity purchase agreement	(8,462,297)	-
Interest expense	(8,254,333)	(5,113,902)

Total Other Income (Expense)	$ (18,262,070)	$ (4,281,036)

Interest expense amounted to $8,254,333 and $5,113,902 for the years ended June 30, 2021 and 2020, respectively. Interest expense related to the equity purchase agreement increased to $8,462,297 for the year ended June 30, 2021. The increase in interest expense was due to the use of our equity purchase agreement to obtain working capital. During the years ended June 30, 2021 and 2020, we amortized $274,703 and $340,526 of debt discounts to interest expense.

During the years ended June 30, 2021 and 2020, we amortized $382,436 and $1,825,506 of original issue debt discount on derivative instruments to interest accretion.

Other Income (Expense)

Three months ended	June 30, 2021	June 30, 2020
Other income	$ 315,562	$ 3,366
Expenses related to convertible notes payable:
Change in fair value of derivative liability	1,534,000	(4,543,063)
Interest accretion	384,167	4,064,662
Interest related to equity purchase agreement	(1,654,710)	-
Interest expense	(1,080,554)	(1,290,975)

Total Other Income (Expense)	$ (501,535)	$ (1,766,010)

The outstanding warrants and conversion features in convertible notes meet the definition of a derivative liability instrument because the exercise price of the warrants and the conversion rates are variable. As a result, the outstanding warrants and conversion features of the notes are recorded as a derivative liability at fair value and marked-to-market each period with the change in fair value charged or credited to income. A derivative liability of $1,842,000 and $246,612 is recorded at June 30, 2021 and June 30, 2020. A change in fair value of the derivative instruments was accreted by ($1,619,583) and $2,651,957 during the years ended June 30, 2021 and 2020, respectively, due to the change in our stock price. These amounts do not impact cash. ASU 2020-06, Complex Financial Instruments, changes the way we account for derivative liabilities and will be adopted early on July 1, 2021, as permitted by the ASU. The impact of adopting ASU 2020-06 will be disclosed in the financial statement footnotes, as well as on our next quarterly report.

Net Loss for the Period

As a result of the foregoing, net loss incurred for the years ended June 30, 2021 and 2020 was $24,434,336 and $14,026,107, respectively, an increase of 74%. Noncash contributing factors for the net loss incurred for the years ended June 30, 2021 and 2020 is as follows:

a) $2,778,550 and $2,087,425 represent consulting fees and stock compensation and stock issued for services for the years ended June 30, 2021 and 2020, respectively;

b) amortization of intangible assets and capitalized development costs for the years ended June 30, 2021 and 2020 totaling $474,635 and $206,563, respectively; and

c) impairment charges taken of $2,000,287 for the year ended June 30, 2020.

Net loss incurred for the quarters ending June 30, 2021 and 2020 was $641,188 and $3,925,456 respectively, a decrease of 84%. Noncash contributing factors for the net loss incurred for the quarters ending June 30, 2021 and 2020 is as follows:

a) $0 and $31,699 represent consulting fees and stock compensation and stock issued for services for the quarters ended June 30, 2021 and 2020, respectively;

b) amortization of intangible assets and capitalized development costs for the quarters ended June 30, 2021 and 2020 totaling $206,975 and $88,416, respectively; and

Off-Balance Sheet Arrangements

Other than our commitments discussed in Notes 10 and 11 on pages F-25 through F-26 to our audited financial statements for the year ended June 30, 2021, we did not have any off-balance sheet arrangements as of June 30, 2021.

Liquidity and Capital Resources

Since the merger in June 2018, our revenues generated from operations have been insufficient to support our operational activities and have been supplemented by the proceeds from the issuance of securities, including equity and debt issuances. As stated in Note 14 of the notes to the consolidated financial statements included in this Annual Report, our ability to continue as a going concern is dependent upon management's ability to raise capital from the sale of its equity and, ultimately, the achievement of operating revenues. If our revenues continue to be insufficient to support our operational activities, we intend to raise additional capital through the sale of equity securities or borrowings from financial institutions and possibly from related and nonrelated parties who may in fact lend to us on reasonable terms. Management believes that its actions to secure additional funding will allow us to continue as a going concern. We currently do not have any committed sources of financing other than our line of credit, the Amended and Restated  Equity Purchase Agreement that we entered into with Tysadco Partners LLC on December 29, 2020, and accounts receivable factoring agreement, each of which requires us to meet certain conditions to utilize. Under the Amended and Restated Equity Purchase Agreement, we can issue up to an aggregate of $10 million worth of shares of our common stock at June 30, 2021 over a two-year period. Pursuant to the terms of the Amended and Restated Equity Purchase Agreement, we have the right to direct Tysadco Partners LLC to purchase the lesser of 500,000 shares of its common stock per sale or 300% of the average shares traded for the 10 days prior to the closing request date, at a purchase price of 85% of the lowest average daily traded price during the ten trading days commencing on the first trading day following delivery and clearing of the delivered shares, with a minimum request of $200,000. We have 205,000,000 shares of our common stock available to issue under the Equity Purchase Agreement at June 30, 2021. During the year ended June 30, 2021, we raised $5,073,438 from the sale of 655,938,679 shares of our common stock under the Amended and Restated Equity Purchase Agreement. There can be no assurance that we will meet all or any of the requirements pursuant to our line of credit, our Equity Purchase Agreement, and accounts receivable factoring agreement, and therefore those financing options may be unavailable to us. There is no guarantee we will be successful in raising capital outside of our current sources, and if so, that we will be able to do so on favorable terms.

Our cash totaled $541,591 at June 30, 2021, as compared with $412,391 at June 30, 2020, an increase of $129,200. Net cash of $6,316,265 was used in operations for the year ended June 30, 2021. Net cash of $502,658 was used in investing activities for the year ended June 30, 2021. Net cash of $6,948,123 was provided by financing activities for the year ended June 30, 2021, primarily due to proceeds from our Amended and Restated Equity Purchase Agreement. The majority of this cash was used in the investment of product for orders already received to stay ahead of the potential product shortages we may experience in the future. During the year ended June 30, 2021, we raised $5,073,438 from the sale of 655,938,679 shares of our common stock under the Amended and Restated Equity Purchase Agreement and $2,697,730 from the issuance of convertible notes

Total liabilities amounted to $8,760,482 and $12,238,073 as of June 30, 2021 and 2020, respectively, primarily consists of borrowings under a line of credit, derivative liability, accounts payable, deferred revenue and related party notes payable.

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

Non-GAAP Disclosure

Net loss less stock compensation, and general and administrative expense, less stock compensation and impairment expenses, noted below, are non-GAAP measures and do not have standardized definitions under GAAP. The tables below provide a reconciliation of the non-GAAP financial measures, presented herein, to the most directly comparable financial measures calculated and presented in accordance with GAAP. These non-GAAP financial measures are presented because management has evaluated the financial results both including and excluding the adjusted items and believe that the non-GAAP financial measures provide additional perspective and insights when analyzing the core operating performance of the business. The non-GAAP financial measures should not be considered superior to, as a substitute for, or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented.

Three months ended	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Revenue	$1,019,142	$777,457	$ 798,793	$ 1,178,213
Gross profit	602,771	420,726	327,730	345,036
General and administrative expense, less stock compensation and impairment expenses	742,424	1,697,410	1,257,918	1,392,227
Net Loss less stock compensation and impairment expenses	($139,653)	$(1,276,684)	$(930,188)	$(1,047,191)

Year ended	June 30, 2021	June 30, 2020
Revenue	$ 3,773,605	$ 2,319,852
Gross profit	1,696,263	1,183,726
General and administrative expense, less stock compensation and impairment expenses	5,089,979	6,841,085
Net Loss less stock compensation and impairment expenses	$(3,393,716)	$(5,657,359)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information under this Item is not required to be provided by smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements June 30, 2021 and 2020

Index to Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F-1-F-3
Consolidated Balance Sheets as of June 30, 2021 and 2020	F-4
Consolidated Statements of Operations for the Years Ended June 30, 2021 and 2020	F-5
Consolidated Statements of Stockholders' Deficit for the Years Ended June 30, 2021 and 2020	F-6-F-7
Consolidated Statements of Cash Flows for the Years Ended June 30, 2021 and 2020	F-8-F-9
Notes to Consolidated Financial Statements	F-10-F-28

SOMERSET
CPAs AND ADVISORS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
GALAXY NEXT GENERATION, INC.
Toccoa, Georgia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of GALAXY NEXT GENERATION, INC. (the "Company") as of June 30, 2021 and 2020, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended, and the related consolidated notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2021 and 2020, and the results of their operations and their cash flows for the years ended June 30, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

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

somersetcpas.com

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated to the Board of Directors that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition - Refer to Note 1 of the Consolidated Financial Statements

Critical Audit Matter Description

The Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services.

Significant judgment is exercised by the Company in determining revenue recognition for these customer agreements, and includes the following:

- Determination of whether products and services are considered distinct performance obligations that should be accounted for separately versus together, such as software licenses and related services that are sold.
- Determination of stand-alone selling prices for each distinct performance obligation and for products and services that are not sold separately.
- The pattern of delivery (i.e., timing of when revenue is recognized) for each distinct performance obligation.

Given these factors, the related audit effort in evaluating management's judgments in determining revenue recognition for these customer agreements was extensive and required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company's revenue recognition for these customer agreements included the following:

- We evaluated management's significant accounting policies related to these customer agreements for reasonableness.
- We selected a sample of customer agreements and performed the following procedures:
    - Obtained and read contract source documents for each selection, including master agreements, and other documents that were part of the agreement.
    - Tested management's identification of significant terms for completeness, including the identification of distinct performance obligations and variable consideration.
    - Assessed the terms in the customer agreement and evaluated the appropriateness of management's application of their accounting policies in the determination of revenue recognition conclusions.
- We tested the mathematical accuracy of management's calculations of revenue and the associated timing of revenue recognized in the financial statements.

Derivative Liabilities - Refer to Note 1 of the Consolidated Financial Statements

Critical Audit Matter Description

The Company has convertible debt with variable conversion features that meet the definition of a derivative liability instrument. Accordingly, the conversion features of the notes are recorded as a derivative liability at fair value and marked-to-market each period with the changes in fair value charged or credited to other income (expense).

Significant judgment is exercised by the Company in determining the fair value of the derivative liability, and includes the following:

- The Company measures the fair value of the conversion features of the convertible debt using the Monte Carlo model. The model is prepared by management's expert and considers management's best estimate of the future price of the stock, an estimate of the expected time to conversion, an estimate of the stock's volatility and the risk-free rate of return expected for an instrument with a term equal to the duration of the convertible note.

- The derivative liability associated with the convertible debt conversion features is related to notes that convert into preferred shares.

Given these factors, the related audit effort in evaluating management's estimate of the derivative liability for these convertible debt agreements was extensive and required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company's estimate for the derivative liability associated with convertible debt included the following:

- Reviewed significant derivative contracts, underlying agreements and supporting documentation to ensure that the accounting treatment adopted reflects the terms of the contracts.
- Independently confirmed terms of convertible debt with the holders of the convertible instruments.
- Reviewed the variables and assumptions used in the valuation of the derivative liability to determine if they are reasonable, consistently applied and appropriately supported.
- Reviewed the credentials of management's valuation specialist.
- Observed management's process of understanding and accepting the results of the valuation.
- Assessed the reliability of the underlying data used in the valuation.

We have served as the Company's auditor since 2018.

Somerset CPAs PC

Indianapolis, Indiana
September 16, 2021

GALAXY NEXT GENERATION, INC.

Consolidated Balance Sheets

June 30, 2021 and 2020

Assets	2021	2020
Current Assets
Cash	$541,591	$412,391
Accounts receivable, net	866,091	798,162
Inventories, net	3,267,667	738,091
Prepaid and other current assets	3,950	2,800
Total Current Assets	4,679,299	1,951,444
Property and Equipment, net (Note 2)	86,812	52,049
Intangibles, net (Notes 1 and 12)	1,516,815	1,436,315
Goodwill (Notes 1 and 12)	834,220	834,220
Operating right of use assets (Notes 1 and 7)	208,051	223,982
Total Assets	$7,325,197	$4,498,010
Liabilities and Stockholders' Deficit

Current Liabilities
Line of credit (Note 3)	$991,598	$1,236,598
Convertible notes payable, net of discount (Note 4)	-	1,101,900
Derivative liability, convertible debt features and warrants (Note 5)	1,842,000	246,612
Current portion of long term notes payable (Note 4)	552,055	512,425
Accrued settlement payable (Note 10)	-	1,282,000
Accounts payable	830,433	1,679,832
Accrued expenses	213,772	371,912
Deferred revenue	453,862	1,133,992
Short term vendor payable	-	124,437
Short term notes payable-related party (Note 6)	3,471,755	1,272,812
Total Current Liabilities	8,355,475	8,962,520
Noncurrent Liabilities
Long term portion of related party notes and payables (Note 6)	-	2,075,000
Long term portion of accrued legal settlement payable (Note 10)	-	718,000
Notes payable, less current portion (Note 4)	405,007	482,553
Total Liabilities	8,760,482	12,238,073
Stockholders' Deficit (Notes 1 and 8)
Common stock	280,744	59,539
Preferred stock-Series E, non-redeemable	50	50
Additional paid-in capital	46,215,049	15,697,140
Accumulated deficit	(47,931,128)	(23,496,792)
Total Stockholders' Deficit	(1,435,285)	(7,740,063)
Total Liabilities and Stockholders' Deficit	$7,325,197	$4,498,010

See accompanying notes to the consolidated financial statements.

GALAXY NEXT GENERATION, INC.

Consolidated Statements of Operations

For the Years Ended June 30, 2021 and 2020

	2021	2020
Revenues	$3,773,605	$2,319,852
Cost of Sales	2,077,342	1,136,126
Gross Profit	1,696,263	1,183,726
General and Administrative Expenses
Stock compensation and stock issued for services	2,778,550	2,087,425
Asset impairment expense	-	2,000,287
Legal settlement expense	-	2,000,000
General and administrative	5,089,979	4,841,085
Total General and Administrative Expenses	7,868,529	10,928,797

Loss from Operations	(6,172,266)	(9,745,071)
Other Income (Expense)
Other income	456,579	6,415
Expenses related to convertible notes payable:
Change in fair value of derivative liability	(1,619,583)	2,651,957
Interest accretion	(382,436)	(1,825,506)
Interest expense related to Equity Purchase Agreement (Note 11)	(8,462,297)	-
Interest expense	(8,254,333)	(5,113,902)
Total Other Income (Expense)	(18,262,070)	(4,281,036)
Net Loss before Income Taxes	(24,434,336)	(14,026,107)
Income taxes (Note 9)	-	-
Net Loss	(24,434,336)	$(14,026,107)
Net Basic and Fully Diluted Loss Per Share	(0.010)	$(0.147)
Weighted average common shares outstanding
Basic and fully diluted	2,437,080,339	95,191,792
Fully diluted	3,767,859,458	753,647,090

See accompanying notes to the consolidated financial statements.

GALAXY NEXT GENERATION, INC.

Consolidated Statement of Changes in Stockholders' Equity (Deficit)

Year Ended June 30, 2020

	Common Stock		Preferred Stock-Class E		Additional Paid-in	Accumulated	Total Stockholder's
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, July 1, 2019	11,318,901	$1,072	-	$-	$4,859,731	$(9,470,685)	$(4,609,882)

Common stock issued for services	7,619,912	764	-	-	2,020,150	-	2,020,914

Common stock issued in exchange for debt reduction	575,028,264	57,501	-	-	6,158,275	-	6,215,776

Settlement of conversion features	-	-	-	-	152,374	-	152,374

Issuance of common stock to warrant holders	32,052,654	-	-	-	-	-	-

Common stock issued as compensation	144,511	14	-	-	59,497	-	59,511

Common stock issued in acquisition	1,350,000	135	-	-	1,720,216	-	1,720,351

Common stock issued in exchange for debt reduction	500,000	50	-	-	219,950	-	220,000

Commitment shares issued	25,000	3	-	-	6,997	-	7,000

Issuance of Preferred Stock - Class E	-	-	500,000	50	499,950	-	500,000

Consolidated net loss	-	-	-	-	-	(14,026,107)	(14,026,107)

Balance, June 30, 2020	628,039,242	$59,539	500,000	$50	$15,697,140	$(23,496,792)	$(7,740,063)

See accompanying notes to the consolidated financial statements.

GALAXY NEXT GENERATION, INC.

Consolidated Statement of Changes in Stockholders' Equity (Deficit)

Years Ended June 30, 2021

	Common Stock		Preferred Stock-Class E		Additional Paid-in	Accumulated	Total Stockholder's
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, July 1, 2020	628,039,242	$59,539	500,000	$50	$15,697,140	$(23,496,792)	$(7,740,063)

Common stock issued for services	105,800,000	10,580	-	-	2,767,970	-	2,778,550

Common stock issued in exchange for debt reduction	1,382,812,744	138,281	-	-	12,892,954	-	13,031,235

Issuance of common stock to warrant holders	249,792,217	-	-	-	-	-	-

Common stock issued under Equity Purchase Agreement	655,938,679	65,594	-	-	13,535,735	-	13,601,329

Common stock issued in acquisition	10,000,000	1,000	-	-	150,000	-	151,000

Common stock issued as collateral	50,000,000	-	-	-	-	-	-

Commitment shares issued	57,500,000	5,750	-	-	1,171,250	-	1,177,000

Consolidated net loss	-	-	-	-	-	(24,434,336)	(24,434,336)

Balance, June 30, 2021	3,139,882,882	$280,744	500,000	$50	$46,215,049	$(47,931,128)	$(1,435,285)

See accompanying notes to the consolidated financial statements.

GALAXY NEXT GENERATION, INC.

Consolidated Statements of Cash Flows

For the Years Ended June 30, 2021 and 2020

	2021	2020
Cash Flows from Operating Activities
Net loss	$(24,434,336)	$(14,026,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	490,640	644,545
Loss on disposal of property and equipment	-	20,902
Amortization of original issue discounts on convertible debt	274,703	340,526
Accretion and settlement of financing instruments and change in fair value of derivative liability	1,595,388	(779,332)
Impairment of goodwill and intangible assets	-	2,000,287
Extinguishment of PPP loan	310,832	-
Stock compensation and stock issued for services	2,778,550	2,934,201
Non cash interest expense for issuance of common shares as consideration paid under the Equity Purchase Agreement	8,527,891	-
Non cash interest expense for issuance of common shares as consideration paid to reduce liabilities	10,292,616	-
Changes in assets and liabilities:
Accounts receivable	(36,219)	124,428
Inventories	(2,320,155)	(3,579)
Prepaid expenses and other assets	-	(200,984)
Right of use assets	15,931	143,521
Accounts payable	(973,836)	(109,833)
Accrued legal settlement and other expenses	(2,158,140)	1,162,698
Deferred revenue	(680,130)	375,040
Net cash used in operating activities	(6,316,265)	(7,373,687)
Cash Flows from Investing Activities
Acquisition of business	38,846	2,967,918
Purchases of property and equipment	(33,238)	(17,637)
Capitalization of development costs	(508,266)	-
Net cash (used in) provided by investing activities	(502,658)	2,950,281

Cash Flows from Financing Activities
Principal payments on financing lease obligations	(334,956)	(4,808)
Principal payments on short term notes payable	(62,898)	(47,060)
Payments on related party loans	(116,177)	-
Payments on convertible notes payable	(110,000)	(873,003)
Proceeds from convertible notes payable	2,697,730	4,978,934
Proceeds from PPP and auto loans	-	504,571
Proceeds from issuance of common stock	5,073,438	-
Payments on line of credit, net	(245,000)	-
Proceeds from notes payable-related parties	45,986	107,733
Net cash provided by financing activities	6,948,123	4,666,367

Net Increase in Cash and Cash Equivalents	129,200	242,961
Cash, Beginning of Period	412,391	169,430
Cash, End of Period	$541,591	$412,391

Supplemental and Non Cash Disclosures:
Noncash additions related to convertible debt	$228,020	$515,166
Cash paid for interest	$263,242	$195,988
Related party note payable issued for acquisition of business	$194,526	$1,484,473
Settlement of conversion features	$-	$152,374
Acquisition of goodwill and intangibles	$46,869	$3,760,287
Convertible notes and warrants extinguished	$5,402,885	$6,521,161
Stock compensation and stock issued for services	$2,778,550	$2,087,425
Property and equipment purchased with financing lease	$-	$37,980
Fair value of convertible note issued to stockholder	$-	$1,225,000
Fair value of preferred stock-Series E issued to stockholder	$-	$500,000
Non-cash principal payments from proceeds of convertible debt	$-	$1,907,000
Accretion of discount on convertible notes payable	$382,436	$1,825,506
Common stock issued in exchange for convertible debt reduction	$13,031,235	$1,869,053
Common stock issued in connection with the Equity Purchase Agreement	$13,601,329	$-

See accompanying notes to the consolidated financial statements.

Note 1 – Summary of Significant Accounting Policies

Corporate History, Nature of Business, Mergers and Acquisitions

Galaxy Next Generation LTD CO. ("Galaxy CO") was organized in the state of Georgia in February 2017 while R&G Sales, Inc. ("R&G") was organized in the state of Georgia in August 2004. Galaxy CO merged with R&G ("common controlled merger") on March 16, 2018, with R&G becoming the surviving company. R&G subsequently changed its name to Galaxy Next Generation, Inc. ("Private Galaxy").

FullCircle Registry, Inc., ("FLCR") is a holding company created for the purpose of acquiring small profitable businesses to provide exit plans for those company's owners. FLCR's subsidiary, FullCircle Entertainment, Inc. ("Entertainment" or "FLCE"), owned and operated Georgetown 14 Cinemas, a fourteen-theater movie complex located in Indianapolis, Indiana.

On June 22, 2018, Private Galaxy consummated a reverse triangular merger whereby Galaxy merged with and into Full Circle Registry, Inc.'s ("FLCR") as a newly formed subsidiary which was formed specifically for the transaction ("Galaxy MS"). The merger resulted in Private Galaxy MS becoming a wholly-owned subsidiary of FLCR. For accounting purposes, the acquisition of Private Galaxy by FLCR is considered a reverse acquisition, an acquisition transaction where the acquired company, Galaxy, is considered the acquirer for accounting purposes, notwithstanding the form of the transaction. The primary reason the transaction is being treated as a purchase by Galaxy rather than a purchase by FLCR is that FLCR is a public reporting company, and Private Galaxy's stockholders gained majority control of the outstanding voting power of FLCR's equity securities. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements of the Company prior to the merger are those of Private Galaxy. The financial statements after the completion of the merger include the combined assets and liabilities of the combined company (collectively Private Galaxy, FLCR and FLCE).

In recognition of Private Galaxy's merger with FLCR, several things occurred: (1) FLCR amended its articles of incorporation to change its name from FullCircle Registry, Inc. to Galaxy Next Generation, Inc.; (2) the Company changed its fiscal year end to June 30, effective June 2018; (3) the Company's authorized shares of preferred stock were increased to 200,000,000 and authorized shares of common stock were increased to 4,000,000,000, (prior to the Reverse Stock Split) both with a par value of $0.0001; and (4) the Board of Directors and Executive Officers approved Gary LeCroy, President and Director; Magen McGahee, Secretary and Director; and Carl Austin, Director; and (5) the primary business operated by the combined company became the business that was operated by Private Galaxy.

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

On October 15, 2020, Galaxy acquired the assets of Classroom Technologies Solutions, Inc. ("Classroom Tech") for consideration of (a) paying off a secured Classroom Tech loan, not to exceed the greater of 50% of the value of the Classroom Tech assets acquired or $120,000; (b) the issuance of a promissory note in the amount of $44,526 to a Classroom Tech designee; and (c) the issuance of 10 million shares of common stock to the seller of Classroom Tech. Classroom Tech provides cutting-edge presentation products to schools, training facilities, churches, corporations and retail establishments. Their high-quality solutions are customized to meet a variety of needs and budgets in order to provide the best in education and presentation technology. Classroom Tech direct-sources and imports many devices and components which allows the Company to be innovative, nimble, and capable of delivering a broad range of cost-effective solutions. Classroom Tech also offers in-house service and repair facilities and carries many top brands.

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

COVID-19 Update

The Covid-19 Pandemic that began in March 2020 caused shelter-in-place policies, unexpected factory closures, supply chain disruptions, and market volatilities across the globe. As a result of the economic disruptions and unprecedented market volatilities and uncertainties driven by the Covid-19 outbreak, the Company experienced some supply chain disruptions. However, the Company has not experienced any significant payment delays or defaults by our customers as a result of the COVID-19 pandemic.

The full impact of the Covid-19 outbreak continues to evolve as of the date of this report. The depth and duration of the pandemic remains unknown. Despite the availability of vaccines, recent surges in the infection rate and the detection of new variants of the virus have reinforced the general consensus that the containment of Covid-19 remains a challenge. Management is actively monitoring the global situation and its effect on its financial condition, liquidity, operations, suppliers, industry, and workforce.

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

The financial statements include the consolidated assets and liabilities of the combined company (collectively Private Galaxy FLCR Interlock Concepts, Inc., Ehlert Solutions Group, Inc., and Classroom Tech, referred to collectively as the "Company"). See Note 12.

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

Significant estimates used in preparing the consolidated financial statements include those assumed in computing valuation of goodwill and intangible assets, valuation of convertible notes payable and warrants, and the valuation of deferred tax assets. It is reasonably possible that the significant estimates used will change within the next year.

Capital Structure

The Company's capital structure is as follows:

	June 30, 2021
	Authorized	Issued	Outstanding

Common stock	4,000,000,000	3,139,882,882	3,089,844,257	$.0001 par value, one vote per share

Preferred stock	200,000,000	-	-	$.0001 par value, one vote per share

Preferred stock-Class A	750,000	-	-	$.0001 par value; no voting rights

Preferred stock-Class B	1,000,000	-	-	Voting rights of 10 votes for 1 Preferred B share; 2% preferred dividend payable annually

Preferred stock-Class C	9,000,000	-	-	$.0001 par value; 500 votes per share, convertible to common stock

Preferred stock-Class D	1,000,000	-	-	$.0001 par value; no voting rights, convertible to common stock, mandatory conversion to common stock 18 months after issue

Preferred stock-Class E	500,000	500,000	500,000	$.0001 par value; no voting rights, convertible to common stock

	June 30, 2020
	Authorized	Issued	Outstanding

Common stock	4,000,000,000	628,039,242	628,000,617	$.0001 par value, one vote per share

Preferred stock	200,000,000	-	-	$.0001 par value, one vote per share

Preferred stock-Class A	750,000	-	-	$.0001 par value; no voting rights

Preferred stock-Class B	1,000,000	-	-	Voting rights of 10 votes for 1 Preferred B share; 2% preferred dividend payable annually

Preferred stock-Class C	9,000,000	-	-	$.0001 par value; 500 votes per share, convertible to common stock

Preferred stock-Class D	1,000,000	-	-	$.0001 par value; no voting rights, convertible to common stock, mandatory conversion to common stock 18 months after issue

Preferred stock-Class E	500,000	500,000	500,000	$.0001 par value; no voting rights, convertible to common stock

There is no publicly traded market for the preferred shares.

There are 239,163,143 common shares reserved at June 30, 2021 under terms of the convertible debt agreements, Equity Purchase Agreement and Stock Plan (see Notes 4, 11 and 13).

There are 244,974,231 issued common shares that are restricted as of June 30, 2021. The shares will become free-trading upon satisfaction of certain terms within the convertible debt agreements.

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

Revenue Recognition

Technology Interactive Panels and Related Products

The Company derives revenue from the sale of interactive panels and other related products. Sales of these panels may also include optional equipment, accessories, and services (installation, training, and other services, maintenance, and warranty services). Product sales and installation revenue are recognized when all of the following criteria have been met: (1) products have been shipped or customers have purchased and accepted title to the goods; service revenue for installation of products sold is recognized as the installation services are performed, (2) persuasive evidence of an arrangement exists, (3) the price to the customer is fixed, and (4) collectability is reasonably assured.

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

Because of the nature and quality of the Company's products, the Company provides for the estimated costs of warranties at the time revenue is recognized for a period of five years after purchase as a secondary warranty. The manufacturer also provides a warranty against certain manufacturing and other defects. As of June 30, 2021 and 2020, the Company accrued $108,043 and $102,350, respectively, for estimated product warranty claims, which is included in accrued expenses in the accompanying consolidated balance sheets. The accrued warranty costs are based primarily on historical warranty claims as well as current repair costs. There was $5,693 and $82,494 of warranty expense for the years ended June 30, 2021 and 2020, respectively.

The Company negotiated a warranty settlement with one of its manufacturers. At June 30, 2021 and 2020, the Company accrued $0 and $124,437 payable to this manufacturer to be paid over 24 months.

Product sales resulting from fixed-price contracts involve a signed contract for a fixed price or a binding purchase order to provide the Company's interactive panels and accessories. Contract arrangements exclude a right of return for delivered items. Product sales resulting from fixed-price contracts are generated from multiple-element arrangements that require separate units of accounting and estimates regarding the fair value of individual elements. The Company has determined that its multiple-element arrangements that qualify as separate units of accounting are:

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

The Company sells equipment with embedded software to its customers. The embedded software is not sold separately, and it is not a significant focus of the Company's marketing efforts. The Company does not provide post-contract customer support specific to the software or incur significant costs that are within the scope of FASB guidance on accounting for software to be leased or sold. Additionally, the functionality that the software provides is marketed as part of the overall product. The software embedded in the equipment is incidental to the equipment as a whole.

Supplier Agreement

Galaxy is an original equipment manufacturer (OEM) for an audio amplification device used primarily in classrooms under a master supplier contract. The master supplier agreement outlines terms of each purchase order issued under the agreement. The Company is contractually guaranteed reimbursement as a mechanism to collect amounts due from the customer tooling sales. Under this arrangement, amounts due from tooling sales are collected as units are delivered over the supply arrangement. Variable consideration such as discounts are also included in estimating the transaction price are based on reasonably available information. The Company accounts for consideration payable to a customer as a reduction of the transaction price thereby reducing the amount of revenue recognized.

In general, Galaxy receives a prepayment with each purchase order to cover upfront costs. The prepayment, a contract liability, is recorded as deferred revenue and released to income as finished products are shipped and received. Contract assets are recorded in accounts receivable. The supplier agreement states that title passes upon receipt. The product is rebranded and sold to customers. The supplier contract was acquired with the Concepts and Solutions acquisition in September 2019. The initial contract was for 1 year with 2 two-year extensions available. The master agreement extensions will expire in September 2024.

Contract assets and contract liabilities are as follows:

	June 30, 2021	June 30, 2020
Contract Assets	$43,360	$-
Contract Liabilities	$228,514	$463,961

For the years ended June 30, 2021 and 2020, the Company recognized $1,467,589 and $0 of revenues related to supplier agreements.

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

Accounts Receivable

Accounts receivable is recognized when the Company's right to consideration is unconditional and is presented net of an allowance for doubtful accounts. Interest is not charged on past due accounts. Management reviews each receivable balance and estimates that portion, if any, of the balance that will not be collected. The carrying amount of accounts receivable is then reduced by an allowance based on management's estimate. Management deemed no allowance for doubtful accounts was necessary at June 30, 2021 and 2020. At June 30, 2021 and 2020, $190,779 and $670,031 of total accounts receivable were considered unbilled and recorded as deferred revenue.

Inventories

Inventory is stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out (FIFO) method of accounting and is primarily comprised of interactive panels, audio, intercom and bell products and related accessories. Management estimates $67,635 of inventory reserves at June 30, 2021 and 2020, respectively.

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

Depreciation is provided using the straight-line method over the estimated useful lives of the depreciable assets. Depreciation expense was $16,005 and $29,795 for the years ended June 30, 2021 and 2020, respectively.

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

At each fiscal year-end, the Company performs an impairment analysis of goodwill. The Company may assess its goodwill for impairment initially using a qualitative approach to determine whether conditions exist to indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If management concludes, based on its assessment of relevant events, facts and circumstances that it is more likely than not that a reporting unit's carrying value is greater than its fair value, then a goodwill impairment charge is recognized for the amount in excess, not to exceed the total amount of goodwill allocated to that reporting unit. If the fair value of a reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and no further testing is required. If determined to be impaired, an impairment charge is recorded as a general and administrative expense within the Company's consolidated statement of operations. As of June 30, 2020, the only asset required to be measured on a nonrecurring basis was goodwill and the fair value of the asset amounted to $834,220 using level 3 valuation techniques.

Management determined that a triggering event to assess goodwill impairment occurred in an interim period during the year ending June 30, 2020 due to the separation of a key executive associated with the acquisition of Concepts and Solutions. While there was no single determinative event, the consideration in totality of several factors that developed during the year of 2020 led management to conclude that it was more likely than not that the fair values of certain intangible assets and goodwill acquired as part of the Ehlert Solutions Group, Inc and Interlock Concepts, Inc acquisitions were below their carrying amounts. These factors included: a) former key executive separating from us; b) respective former key executive violating his noncompete changing the use and value of it; c) sustained decrease in our share price which reduced market capitalization; and d) uncertainty in the United States and global economies beginning in March 2020 due to the COVID-19 pandemic. As a result of the impairment test, the audited results for the year ended 2020 included non-cash impairment losses of $2,000,287, comprised of $800,287 related to goodwill and $1,200,000 related to finite-lived intangible assets. No such impairment of goodwill was noted for the year ended June 30, 2021.

Intangible Assets

Intangible assets are stated at the lower of cost or fair value. Intangible assets are amortized on a straight-line basis over periods ranging from two to five years, representing the period over which the Company expects to receive future economic benefits from these assets. The Company acquired intangible assets related to the acquisition of Concepts and Solutions. The Company impaired $1,200,000 of the intangible assets during an interim period of the year ended June 30, 2020. There was no such impairment of intangible assets as of June 30, 2021.

Goodwill and intangible assets are comprised of the following at June 30, 2021:

	Cost	Accumulated Amortization	Net Book Value	Impairment	Total
Goodwill	$834,220	$-	$834,220	$-	$834,220

Finite-lived assets:
Customer list	$922,053	$(314,166)	$607,887	$-	$607,887
Vendor relationships	484,816	(168,474)	316,342	-	316,342
Product development costs	790,118	(197,532)	592,586	-	592,586
	$2,196,987	$(680,172)	$1,516,815	$-	$1,516,815

Goodwill and intangible assets are comprised of the following at June 30, 2020:

	Cost	Accumulated Amortization	Net Book Value	Impairment	Total
Goodwill	$1,634,507	$-	$1,634,507	$(800,287)	$834,220

Finite-lived assets:
Customer list	$881,000	$(132,147)	$748,853	$-	$748,853
Vendor relationships	479,000	(71,847)	407,153	-	407,153
Noncompete agreement	1,600,000	(400,000)	1,200,000	(1,200,000)	-
Product development costs	281,845	(1,536)	280,309	-	280,309
	$3,241,845	$(605,530)	$2,636,315	$(1,200,000)	$1,436,315

Estimated amortization expense related to finite-lived intangible assets for the next five years is: $508,978 for fiscal year 2022, $508,978 for fiscal year 2023, $354,014 for fiscal year 2024, $123,754 for fiscal year 2025, and $11,527 for fiscal year 2026 and $9,565 thereafter. Amortization expense was $474,635 and $205,536 for the years ended June 30, 2021 and 2020, respectively.

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

Annual amortization expense is calculated based on the straight-line method over the product's estimated economic lives. Amortization of product development costs incurred begins when the related products are available for general release to customers. Amortization of product development costs of $195,996 and $1,536 for the years ended June 30, 2021 and 2020, is included in cost of revenues in the Company's consolidated statements of operations.

Research and Development

Research and development costs are expensed as incurred and totaled $0 for the year ended June 30, 2021. A significant portion of research and development costs were capitalized as development costs during the year ended June 30, 2021. Research and development costs are expensed as incurred and totaled $90,654 for the year ended June 30, 2020.

Warranty

The Company negotiated a warranty settlement with one of its manufacturers to be paid over twenty-four months. At June 30, 2021 and 2020, the Company accrued $0 and $124,437 payable to this manufacturer.

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

If the Company determines that a financial instrument should not be classified as a liability, the Company determines whether the financial instrument should be presented between the liability section and the equity section of the balance sheet ("temporary equity"). The Company determines temporary equity classification if the redemption of the financial instrument is outside the control of the Company (i.e. at the option of the holder). Otherwise, the Company accounts for the financial instrument as permanent equity.

Initial Measurement

The Company records financial instruments classified as liability, temporary equity, or permanent equity at issuance at the fair value, or cash received.

Subsequent Measurement - Financial Instruments Classified as Liabilities

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

As of June 30, 2021 and 2020, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. All such assets and liabilities are considered to be Level 3 in the fair value hierarchy defined above.

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

Recent Accounting Pronouncements

In January 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-01, "Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815." The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the impacts of adoption of the new guidance to its consolidated financial statements.

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

In August 2020, the FASB issued ASU 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity's Own Equity", which simplifies the accounting for certain convertible instruments, amends guidance on derivative scope exceptions for contracts in an entity's own equity and modifies the guidance on diluted EPS calculations as a result of these changes. The guidance in this ASU can be adopted using either a full or modified retrospective approach and becomes effective for annual reporting periods beginning after December 15, 2020, with early adoption permitted. The Company is planning to adopt this ASU on July 1, 2021 and expects to reduce its derivative liability related to adopting this standard in its consolidated financial statements and disclosures.

Note 2 – Property and Equipment

Property and equipment are comprised of the following at:

	2021	2020
Vehicles	$115,135	$115,135
Equipment	25,115	6,097
Leasehold improvements	31,000	-
Furniture and fixtures	25,085	24,335
	196,335	145,567
Accumulated depreciation	(109,523)	(93,518)
Property and equipment, net	$86,812	$52,049

Note 3 – Line of Credit

The Company has a $1,000,000 line of credit bearing interest at prime plus 0.5% (3.75% and 4.25% at June 30, 2021 and 2020, respectively) which expires October 29, 2021. The line of credit is collateralized by certain real estate owned by stockholders and a family member of a stockholder, 7,026,894 shares of the Company's common stock owned by two stockholders, personal guarantees of two stockholders, and a key man life insurance policy. At June 30, 2020, the maximum borrowings was $1,250,000 and a minimum average bank balance of $50,000 was required as security on the line of credit. In addition, a 20% curtailment of the outstanding balance may occur in 2021. No such restrictions or conditions existed as of June 30, 2021. The outstanding balance was $991,598 and $1,236,598 at June 30, 2021 and 2020, respectively.

Note 4 – Notes Payable

Long Term Notes Payable

The Company's long term notes payable obligations to unrelated parties are as follows at:

	2021	2020
Note payable with a bank bearing interest at 4% and maturing on June 26, 2020. The note was renewed by the lender with a revised maturity of June 26, 2021 and a lowered interest rate to 3%. In July 2021, the note was renewed by the lender with a revised maturity date of July 7, 2026. The renewal provides for monthly interest payments and a balloon payment of outstanding principal and interest at maturity. The note is collateralized by a certificate of deposit owned by a related party.	$237,039	$274,900
Long term PPP loan under the CARES Act bearing interest at 0.98% and maturing in April 2022. Monthly installments of principal and interest of $13,137 begin in October 2020. Payments on the loan are subject to application for SBA forgiveness submitted in 2021. The loan was recorded as other income during the year ended June 30, 2021.	-	310,832
Note payable to an investor bearing interest of 10% and maturing on January 13, 2022 with monthly installments of principal and interest of $45,294 beginning in June 2021.	348,456	-
Long term loan under Section 7(b) of the Economic Injury Disaster Loan program bearing interest at 3.75% and maturing in May 2050. Monthly installments of principal and interest of $731 begin in July 2021.	150,000	150,000
Financing lease liabilities for offices and warehouses with monthly installments of $24,091 (ranging from $245 to $9,664) over terms, expiring through December 2024.	208,051	223,982

Financing leases with a related party for delivery vehicles with monthly installments totaling $813, including interest, over five-year terms expiring through July 2020.	$-	$1,245
Note payable with a finance company for delivery vehicle with monthly installments totaling $679 including interest at 8.99% over a 6-year term expiring in December 2025.	31,016	34,019
Total Notes Payable	974,562	994,978
Less: Unamortized original issue discounts	17,500	-
Current Portion of Notes Payable	552,055	512,425
Long-term Portion of Notes Payable	$405,007	$482,553

The original issue discount is being amortized over the terms of the convertible notes using the effective interest method.

The Company submitted its application for forgiveness of the PPP loan. The application was supported by documentation of qualified expenses and compliance of eligibility with the program. The Company has not been notified by the SBA that the PPP loan was forgiven; however management expects the loan to be forgiven by the SBA and recorded the forgiveness as other income in the consolidated statement of operations for the year ended June 30, 2021.

Future minimum principal payments on the non-related party long term notes payable are as follows:

Year ending June 30,
2022	$552,055
2023	107,565
2024	61,831
2025	62,606
2026	60,286
Thereafter	130,219
$974,562

Convertible Notes Payable

2021	2020

On March 28, 2019, the Company signed a convertible promissory note with an investor. The $225,000 note was issued at a discount of $20,000 and bore interest at 10% per year. The Company issued 25,000 common shares to the investor. Three draws of $56,250, $112,500, and $56,250 were borrowed under this note. The note principal and interest were convertible into shares of common stock at the lower of (a) 70% of the lowest traded price of the common stock during the 20 trading days immediately preceding the notice of conversion or (b) $3 per share, beginning in September 2019. The note had prepayment penalties ranging from 110% to 125% of the principal and interest outstanding if repaid within 60 to 180 days from issuance. The note matured in three intervals in March 2020, June 2020, and November 2020. The note was repaid by conversion to stock.

$-	$24,150

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

	$-	$121,000

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

On January 9, 2020, the Company entered into a $225,000 convertible note. The $225,000 note was issued at a discount of $13,500 and bore interest at 8% per year. The note principal and interest were convertible into shares of common stock at the lower of (a) 75% of the lowest traded price of the common stock during the 10 trading days immediately preceding the notice of conversion or (b) the lowest traded price of the common stock during the 10 trading days prior to the issuance of this note. The note matured in October 2020. The note had prepayment penalties of 110% to 125% of the principal and interest outstanding if repaid before 180 days from issuance. The note's principal was increased from $225,000 to $250,000 due to a clause in the agreement related to minimum stock price. The note was repaid by conversion to stock.

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

On June 26, 2020, the Company signed a convertible promissory note with an investor. The $430,000 note was issued at a discount of $30,000 and bore interest at 8% per year. The note principal and interest were convertible into shares of common stock at the lower of (a) $0.47 per share or (b) 70% of the lowest trading price of common stock during the 10 trading days prior to conversion. The note matures in June 2021. The note had prepayment penalties between 120% and 130% of the principal and interest outstanding if repaid before 180 days from issuance. The note was repaid by conversion to stock.

	-	430,000

Total Convertible Notes Payable	-	1,989,975

Less: Unamortized original issue discounts	-	888,075

Current Portion of Convertible Notes Payable	-	1,101,900

Long-term Portion of Convertible Notes Payable	$-	$-

The original issue discount is being amortized over the terms of the convertible notes using the effective interest method. During the years ended June 30, 2021 and 2020, the Company amortized $274,703 and $340,526 of debt discounts to interest expense and $382,436 and $1,825,506 to interest accretion.

The Company incurred noncash interest prepayment penalties of approximately $111,000 and $139,000 during the years ended June 30, 2021 and 2020, respectively, due to advance repayments of certain of these convertible notes.

Convertible notes are subordinate to the bank debt of the Company.

Accrued but unpaid interest on the notes is convertible by the lender into, and payable by the Company in common shares at a price per common share equal to the most recent closing price of the Company's common shares prior to the delivery to the Company of a notice of conversion, or the due date of interest, as applicable. Interest, when due, is payable either in cash or common shares.

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

Warrants

The Company issued common stock and warrants as consideration for the convertible notes. The warrants contain certain anti-dilutive clauses that are accounted for as financial derivatives. See Note 8 for common stock issued. Unexercised warrants of 204,771,864 after anti-dilution protection adjustment, were outstanding at June 30, 2020. All outstanding warrants have an original exercise prices of $4 per share, contain anti-dilution protection clauses, and expire 36 months from issue date. The anti-dilution clause was triggered for outstanding warrants, which now have an exercise price below $4 per share. As of June 30, 2020, outstanding warrants expire between November 29, 2021 and November 18, 2022. There are no unexercised warrants outstanding at June 30, 2021.

The warrants meet the definition of a derivative liability instrument because the exercise price is variable and therefore does not meet the "fixed-for-fixed" criteria outlined in ASC 815-40-15. As a result, the value of unexercised warrants is recorded as a derivative liability at fair value and marked-to-market each period with the changes in fair value each period charged or credited to other income (expense).

Note 5 – Fair Value Measurements

The following table presents information about the assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and 2020 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

At June 30, 2021
	Total	Level 1	Level 2	Level 3
Original issue discount, convertible debt	$1,842,000	$-	$-	$1,842,000

At June 30, 2020
	Total	Level 1	Level 2	Level 3
Original issue discount, convertible debt	$213,300	$-	$-	$213,300
Derivative liability, warrants	33,312	-	-	33,312
Total:	$246,612	$-	$-	$246,612

The Company measures the fair market value of the Level 3 liability components using the Monte Carlo model and projected discounted cash flows, as appropriate. These models were initially prepared by an independent third party and consider management's best estimate of the conversion price of the stock, an estimate of the expected time to conversion, an estimate of the stock's volatility, and the risk-free rate of return expected for an instrument with a term equal to the duration of the convertible note.

The significant unobservable valuation inputs for the convertible notes include an expected rate of return of 0%, a risk-free rate of 0.17% and volatility of 295%.

The derivative liability was valued using the Monte Carlo pricing model with the following inputs:

At June 30, 2021
Risk-free interest rate:	0.17%
Expected dividend yield:	0.00%
Expected stock price volatility:	295.00%
Expected option life in years:	.037 to .70 years

At June 30, 2020
Risk-free interest rate:	0.09%
Expected dividend yield:	0.00%
Expected stock price volatility:	300.00%
Expected option life in years:	0.089 to 1.69 years

The following table sets forth a reconciliation of changes in the fair value of the Company's convertible debt components classified as Level 3 in the fair value hierarchy at June 30, 2021 and 2020:

Balance at June 30, 2019	$1,025,944
Convertible securities at inception	2,027,000
Settlement of conversion features and warrants	(152,374)
Realized	(240,903)
Unrealized	(2,413,055)
Balance at June 30, 2020	$246,612

Balance at June 30, 2020	$246,612
Convertible securities at inception	4,000
Realized	(80,924)
Unrealized	1,672,312
Balance at June 30, 2021	$1,842,000

Note 6 – Related Party Transactions

Notes Payable

The Company's notes payable obligations to related parties are as follows:

	2021	2020

Note payable to a stockholder in which the $200,000 principal plus $10,000 of interest was payable in December 2019. Borrowings under the note increased to $400,000 and the maturity was extended to November 2021. The note bears interest at a rate of 6% per annum and is payable in cash or common stock, at the Company's option. If interest is paid in common stock, the conversion price will be the market price at the time of conversion. Principal on the note at maturity is convertible into 400,000 shares of Series D Preferred Stock. If principal is paid prior to maturity, the right of conversion is terminated.

	$400,000	$400,000

Fair value of unsecured notes payable to seller of Concepts and Solutions, a related party, bearing interest at 3% per year, payable in annual installments through November 30, 2021. Payment is subject to adjustment based on the achievement of minimum gross revenues and successful completion of certain pre--acquisition withholding tax issues of Concepts and Solutions.	1,030,079	1,030,079

Note payable to a stockholder in which the note principal plus 6% interest is payable in November 2021. Note was amended in March 2020 by increasing the balance to $1,225,000. Interest is payable in cash or common stock, at the holder's option. If interest is paid in common stock, the conversion price will be the market price at the time of conversion. Principal on the note at maturity is convertible into 1,225,000 shares of Series D Preferred Stock. If principal is paid prior to maturity, the right of conversion is terminated.	1,225,000	1,225,000

Note payable to a stockholder in which the note principal plus 6% interest is payable in November 2021. Interest is payable in cash or common stock, at the Company's option. If interest is paid in common stock, the conversion price will be the market price at the time of conversion. Principal on the note at maturity is convertible into 200,000 shares of Series D Preferred Stock. If principal is paid prior to maturity, the right of conversion is terminated.	200,000	200,000

Note payable to a stockholder in which the note principal plus interest at 15% is payable the earlier of 60 days after invoicing a certain customer, or April 2022 due to extensions granted by the lender. The note is collateralized by a security interest in a certain customer purchase order.	385,000	385,000

Note payable related to acquisition of Classroom Tech in which the note principal is payable in 2021 with no interest obligations, upon the shareholder's resolution of a pre-acquisition liability with a bank.	155,690	-

Other short term notes payable to stockholders and related parties	75,986	107,733

Total Related Party Notes Payable	3,471,755	3,347,812

Current Portion of Related Party Notes Payable	3,471,755	1,272,812

Long-term Portion of Related Party Notes Payable	$-	$2,075,000

Leases

The Company leases property used in operations from a related party under terms of a financing lease. The term of the lease expires on December 31, 2021. The monthly lease payment is $9,664 plus maintenance and property taxes, as defined in the amended lease agreement. Rent expense for this lease was $290,772 and $18,000 for the years ended June 30, 2021 and 2020, respectively.

The Company leases a vehicle from related parties under a financing lease (Note 4) which ended in July 2020. The Company paid the lease payments directly to the creditors, rather than the lessor. The leased vehicle is used in operations for deliveries and installations.

Other Agreements

A related party collateralizes the Company's short-term note with a certificate of deposit in the amount of $274,900, held at the same bank. The related party will receive a $7,500 collateral fee for this service (see Note 4).

Note 7 – Lease Agreements

Financing Lease Agreements

The Company leases vehicles under financing lease agreements (Note 4) requiring monthly payments totaling $813 (ranging from $263 to $461), including interest (ranging from 4.5% to 4.75%), over 5-year terms expiring through July 2020.

The Company leases offices and warehouses under financing lease agreements with monthly installments of $24,091 (ranging from $245 to $9,664) over 2-year terms, expiring through December 2024.

Right of use assets:
Operating right of use assets	$208,051

Operating lease liabilities:
Current portion of long term notes payable	152,824
Notes payable, less current portion	55,227
Total operating lease liabilities	$208,051

As of June 30, 2021, operating lease maturities are as follows:

Period ending June 30,
2022	$152,824
2023	50,817
2024	2,940
2025	1,470
$208,051

As of June 30, 2021, the weighted average remaining lease term was 1.46 years.

Note 8 – Equity

In fiscal years 2021 and 2020, 97,250,000 and 642,857 shares were awarded under the Stock Plan (see Note 13).

In fiscal year 2021, the Company issued 57,500,000 common shares as consideration for convertible notes. In fiscal year 2020, the Company issued 525,000 common shares as consideration for convertible notes.

There were no preferred shares issued in fiscal year 2021. In fiscal year 2020, the Company issued 500,000 shares of Series E Preferred Stock to an investor that converts into 1,190,476 shares of common stock as consideration for a convertible note.

During the years ended June 30, 2021 and 2020, the Company issued 105,800,000 and 7,619,912 common shares for professional consulting services, respectively. The shares were valued at $2,767,970 and $2,020,150 upon issuance, for the years ended June 30, 2021 and 2020, respectively.

In fiscal year 2021, the Company issued 50,000,000 shares as collateral for the line of credit. There was no such transaction in fiscal year 2020.

During fiscal year 2021, investors exercised warrants in exchange for 249,792,217 common shares in cashless transactions. During fiscal year 2020, investors exercised warrants in exchange for 32,052,654 common shares in cashless transactions.

See the capital structure section in Note 1 for disclosure of the equity components included in the Company's consolidated financial statements as well as the consolidated statements of stockholders' deficit for additional equity transactions that occurred as of and for the years ended June 30, 2021 and 2020.

Note 9 – Income Taxes

The Company’s effective tax rate differed from the federal statutory income tax rate for the years ended June 30, 2021 and 2020 as follows:

Federal statutory rate	21%
State tax, net of federal tax effect	5.5%
Valuation allowance	27%
Effective tax rate	0%

The Company had no federal or state income tax (benefit) for the years ended June 30, 2021 and 2020.

The Company’s deferred tax assets and liabilities as of June 30, 2021 and 2020, are summarized as follows:

	2021	2020
Federal
Deferred tax assets	$10,226,700	$4,825,100
Less valuation allowance	(10,226,700)	(4,825,100)
Deferred tax liabilities	-	-
	-	-
State
Deferred tax assets	2,730,800	1,290,900
Less valuation allowance	(2,730,800)	(1,290,900)
Deferred tax liabilities	-	-
	-	-
Net Deferred Tax Assets	$-	$-

The Company’s policy is to provide for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse. The Company has not generated taxable income and has not recorded any current income tax expense at June 30, 2021 and 2020.

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

The significant components of deferred tax assets as of June 30, 2021 and 2020, are as follows:

	2021	2020
Net operating loss carryforwards	$12,579,200	$5,767,000
Valuation allowance	(12,957,500)	(6,116,000)
Property and equipment	(20,400)	(10,500)
Goodwill	251,600	278,900
Intangible assets	72,900	35,800
Development costs	27,900	-
Inventory allowance	17,800	17,800
Warranty accrual	28,500	27,000
Net Deferred Tax Assets	$-	$-

As of June 30, 2021, the Company does not believe that it has taken any tax positions that would require the recording of any additional tax liability nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next twelve months. As of June 30, 2021, the Company’s income tax returns generally remain open for examination for three years from the date filed with each taxing jurisdiction.

Note 10 – Commitments, Contingencies, and Concentrations

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

On September 4, 2019, the Company recorded a pre-acquisition liability for approximately $591,000 relative to unpaid payroll tax liabilities and associated penalties and fees of Concepts and Solutions (Note 12). The liability is included in the note payable to seller of $1,030,079 at June 30, 2021 and 2020 (Note 6).

On August 14, 2020, the Company entered into a settlement agreement and recorded a liability for $2,000,000 related to a lawsuit by a previous creditor of Galaxy CO (Note 1). There is no outstanding liability for this settlement at June 30, 2021. The $2,000,000 liability is included in the balance sheet at June 30, 2020.

Concentrations

Galaxy contracts the manufacture of its products with overseas suppliers. The Company's sales could be adversely impacted by a supplier's inability to provide Galaxy with an adequate supply of inventory. Galaxy has three vendors that accounted for approximately 75% of purchases as of June 30, 2021 and 2020, respectively.

Galaxy has two customers that accounted for approximately 73% of accounts receivable at June 30, 2021 and three customers that accounted for approximately 79% of accounts receivable at June 30, 2020. Galaxy has two customers that accounted for approximately 50% and 40% of total revenue for the years ended June 30, 2021 and 2020, respectively.

Note 11 – Material Agreements

Manufacturer and Distributorship Agreement

On September 15, 2018, the Company signed an agreement with a company in China for the manufacture of Galaxy’s SLIM series of interactive panels. The manufacturer agreed to manufacture, and the Company agreed to be the sole distributor of the interactive panels in the United States for a term of two years. The agreement includes a commitment by Galaxy to purchase $2 million of product during the first year beginning September 2018. If the minimum purchase is not met, the manufacturer can require the Company to establish a performance improvement plan, and the manufacturer has the right to terminate the agreement. The payment terms are 20% in advance, 30% after the product is ready to ship, and the remaining 50% 45 days after receipt. The manufacturer provides Galaxy with the product, including a three-year manufacturer’s warranty from the date of shipment. The agreement renews automatically in two-year increments unless three months’ notice is given by either party.

Consulting Agreement

Galaxy entered into a 26-month consulting agreement in May 2017 for advisory services. In exchange for services provided, the consultants receive consulting fees of $15,000 per month and a 4.5% equity interest in Galaxy. The 4.5% equity interest was converted to common stock upon the Common Controlled Merger of R&G and Galaxy CO (as described in Note 1). The consulting agreement was renewed in May 2019 with monthly payment terms of $15,000 and 450,000 shares of common stock upon execution of the renewal. The Company paid the consultants $0 and $15,000 in fees and expenses for consulting services provided during the years ended June 30, 2021 and 2020, respectively. The Company issued 97,250,000 shares to the consultants under the Company's Stock Plan during the year ended June 30, 2021. The Company issued 1,097,857 shares to the consultants for consulting services during the year ended June 30, 2020.

Consulting Agreement

The Company entered into a consulting agreement in May 2018 for advisory services such as maintaining ongoing stock market support such as drafting and delivering press releases and handling investor requests. The program will be predicated on accurate, deliberate, and direct disclosure and information flow from the Company and dissemination to the appropriate investor audiences. In exchange for these consulting services provided, the advisor received $15,000 at contract inception, 10,000 shares of common stock and $4,000 monthly through April 2019. The contract expired in fiscal year 2021. The Company paid the consultants $0 and $16,500 in fees and expenses for consulting services provided during the years ended June 30, 2021 and 2020.

Agency Agreement

Effective December 11, 2018, the Company entered into a 12-month contract with an agent to raise capital. The agent receives a finder's fee ranging from 4% to 8% relative to the amount of capital raised, plus restricted shares in an amount equal to 4% of capital raised, if successful. The Agreement contains an option to extend the contract term for an additional six months. The parties signed a release to end the agreement effective January 15, 2021. The Company paid $50,000 in fees and issued no shares of common stock during the year ended June 30, 2021. The Company paid $11,600 in fees and issued 212,990 shares of common stock during the year ended June 30, 2020.

Investor Relations and Advisory Agreement

On May 1, 2020, the Company entered into an Investor Relations and Advisory Agreement. The Company pays $8,000 per month under this agreement in cash and a restricted common stock monthly fee in advance of services each month. The number of shares issued is calculated based on the closing price of the Company's common shares on the first day of the month. The Company paid $0 and $24,000 in fees during years ended June 30, 2021 and 2020. The Company issued 52,508 common shares under this agreement during fiscal year 2020.

Business Development and Marketing Agreement

Effective June 10, 2019, the Company entered into a three-month contract for certain advisory and consulting services, which was renewed in one to three month increments after the initial contract period. The Company issues 15,000 shares and pays $20,000 per month under the terms of the initial agreement. The Company paid $102,500 and $347,300 in fees during the years ended June 30, 2021 and 2020. The Company issued 8,500,000 and 5,510,000 shares to the consultant for consulting services during the years ended June 30, 2021 and 2020, respectively.

Consulting Agreement

Effective October 1, 2019, the Company entered into a 1-year agreement for corporate consulting services and financial advisory services. The Company will issue 50,000 shares to the consultant each quarter, up to a total of 200,000 shares for the year. The Company paid $40,000 and $49,800 in fees during the years ended June 30, 2021 and 2020. The Company issued 50,000 and 150,000 shares to the consultant for consulting services during the years ended June 30, 2021 and 2020, respectively.

Equity Purchase Agreement

On May 31, 2020, the Company entered into a two-year purchase agreement (the "Equity Purchase Agreement") with an investor, which was amended and restated on July 9, 2020 and then again on December 29, 2020. Pursuant to the terms of the Equity Purchase Agreement, the investor agreed to purchase up to $10 million of the Company's common stock (subject to certain limitations) from time to time during the term of the Equity Purchase Agreement. The Company issued a total of 50,000,000 shares of common stock to the investor as consideration for its commitment to purchase shares of the Company's common stock. Pursuant to the terms and conditions of the second amended and restated agreement on December 29, 2020, the Company sold, and the investor purchased 100 million shares of the Company's common stock for an aggregate purchase price of $500,000 as of an interim date, December 31, 2020. These shares were issued subsequent to the interim date and before June 30, 2021. During the interim period, the $500,000 purchase price was recorded as a related party advance from the investor. During fiscal year 2021, the Company issued 655,938,679 shares to the investor at a discount in exchange for proceeds from the investor for working capital and general and administrative expenses.

Accounts Receivable Factoring Agreement

On July 30, 2020, the Company entered into a two-year accounts receivable factoring agreement with a financial services company to provide working capital. Pursuant the agreement, the financial services company will pay the Company as the purchase price for the purchased accounts, an amount up to eighty percent (80%). Factoring fees are 2.5% of the face value of the account receivable sold to the factoring agent per month until collected. For collections over 90 days from the invoice date, the fee increases to 3.5%. The agreement contains a credit line of $1,000,000 and requires a minimum of $300,000 of factored receivables per calendar quarter. The agreement includes early termination fees and is guaranteed by the Company and the by two of the stockholders individually. The Company paid collection fees of $77,600 during the year ended June 30, 2021.

Employment Agreements

On January 1, 2020, the Company entered into an employment agreement with the Chief Executive Officer (CEO) of the Company for a two-year term which was amended on September 1, 2020. Under the employment agreement, the CEO will receive annual compensation of $500,000, an annual discretionary bonus based on profitability and revenue growth, and preferred stock to maintain, together with the CFO, a minimum 25.5% of the total voting rights. The agreement includes a non-compete agreement and severance benefits of $90,000.

On January 1, 2020, the Company entered into an employment agreement with the Chief Finance Officer/Chief Operations Officer (CFO/COO) of the Company for a two-year term, which was amended on September 1, 2020. Under the employment agreement, as amended, the CFO/COO will receive annual compensation of $250,000, an annual discretionary bonus based on profitability and revenue growth, and preferred stock to maintain, together with the CEO, a minimum of 25.5% of the total voting rights. The agreement includes a non-compete agreement and severance benefits of $72,000.

Supply Agreement

The Company is party to a one-year supplier agreement to manufacture and sell audio products to a buyer that is effective until July 2021. The initial order under this supplier agreement is for 4,000 units, at a discounted total price of $3,488,000, to be delivered over the agreement period. If the buyer does not meet the minimum floor of 4,000 units, then the contract becomes void and the buyer must pay the difference between the units sold and the total floor pricing of the $3,488,000. The buyer will pay tooling costs of $25 per unit shipped to them. The Company supplied 2,869 units under this agreement during the period through June 30, 2021. The agreement was extended in July 2021 for a one-year term. The agreement can be extended for one additional year.

Note 12 – Acquisitions

Concepts and Solutions Acquisition

On September 4, 2019, Galaxy entered into a stock purchase agreement with Concepts and Solutions. Under the terms of the stock purchase agreement, 100% of the outstanding capital for both Concepts and Solutions was purchased by Galaxy. Concurrent with this acquisition, the Company applied pushdown accounting; therefore, the consolidated financial statements after completion of the acquisition include the assets, liabilities, and results of operations of the combined company from and after the closing date. As part of the stock purchase agreement, Galaxy issued 1,350,000 common shares to the seller with a value of $1,485,000. In addition to the issuance of common shares, the Company entered into three promissory notes with the seller for a total note payable of $3,000,000. Payments under the notes are subject to adjustment based on the achievement of minimum gross revenues and successful resolution of certain pre-acquisition payroll withholding tax issues of Concepts and Solutions. The Company believes future earnings goals will not be met and valued the note payable at $1,484,473, which includes approximately $584,000 of accrued pre-acquisition withholding tax liabilities (See Notes 6 and 10). The balance of the note payable is $1,030,079 at June 30, 2021 and 2020.

Management of the Company determined that a triggering event to assess the impairment of goodwill associated with the acquisition of Concepts and Solutions occurred during the third quarter of 2020. While there was no single event, the consideration in totality of several factors that developed during this quarter led management to conclude that it was more likely than not that the fair values of certain intangible assets and goodwill acquired as part of the acquisition were below their carrying amounts. See Note 1.

The following table summarizes the preliminary allocation of the fair value of the assets and liabilities as of the acquisition date through pushdown accounting. The preliminary allocation to certain assets and/or liabilities may be adjusted by material amounts as the Company finalizes fair value estimates.

Assets
Cash	$201,161
Accounts receivable	1,165,953
Inventory	94,360
Property and equipment	20,904
Other assets	2,800
Goodwill and other intangibles	3,760,287
Total Assets	5,245,465

Liabilities

Accounts payable	1,225,734
Accrued expenses	783,540
Short-term debt	96,941
Deferred revenue	518,900
Total Liabilities	2,625,115
Net Assets	$2,620,350
Consideration:
Fair value of anti-dilution clause in employment agreement	$235,350
Note payable to seller	900,000
Stock	1,485,000
$2,620,350

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

The following table summarizes the allocation of the fair value of the assets as of the acquisition date through pushdown accounting.

Cash	$38,836
Accounts receivable	31,710
Inventory	209,431
Property and equipment	17,530
Other assets	1,150
Intangibles	46,869
Total Assets	$345,526

Consideration
Stock	$151,000
Bonus program	30,000
Notes payable to seller and related party of seller	164,526
$345,526

Note 13 – Stock Plan

An Employee, Directors, and Consultants Stock Plan was established by the Company. The Plan is intended to attract and retain employees, directors, and consultants by aligning the economic interest of such individuals more closely with the Company's stockholders, by paying fees or salaries in the form of shares of the Company's common stock. The 2020 Plan is effective September 16, 2020 and expires December 15, 2021. The 2019 Plan is effective December 13, 2018 and expired June 1, 2020. Common shares of 99,250,000 are reserved for stock awards under the Plans. There were 98,857,857 and 965,000 shares awarded under the Plans as of June 30, 2021 and 2020, respectively.

Note 14 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, an equity deficit of approximately $1,400,000 and cash used in operations of approximately $6,300,000 at June 30, 2021.

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

Note 15 – Subsequent Events

On July 6, 2021, the Company issued 2,500,000 shares for consulting services.

On July 8, 2021, the Company issued 30,000,000 shares to an investor in exchange for proceeds of $288,150 under the Equity Purchase Agreement (Note 11).

On August 19, 2021, the Company issued 20,000,000 shares to an investor in exchange for proceeds of $192,950 under the Equity Purchase Agreement (Note 11).

On September 8, 2021, the Company issued 40,000,000 shares to an investor in exchange for expected proceeds of approximately $375,000 under the Equity Purchase Agreement (Note 11).

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this Annual Report. The Disclosure Controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure Controls are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The evaluation of our Disclosure Controls included a review of the controls' objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Annual Report. Throughout the course of our evaluation of our internal control over financial reporting, we advised our Board of Directors that we had identified a material weakness as defined under standards established by the Public Company Accounting Oversight Board (United States). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness we identified is discussed in "Management's Report on Internal Control Over Financial Reporting" below. Our Chief Executive Officer and our Chief Financial Officer have concluded that as a result of the material weakness, as of the end of the period covered by this Annual Report, our Disclosure Controls were not effective.

Management's Report on Internal Control over Financial Reporting

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

Our management, including our principal operating officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework(2013).

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

Because of the material weakness described above, management concluded that, as of June 30, 2021 our internal control over financial reporting was not effective based on the criteria established in Internal Control-Integrated Framework issued by COSO (2013). There has been no change in our internal controls that occurred during our most recent fiscal period that has materially affected, or is reasonably likely to affect, our internal controls.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permit smaller reporting companies like us to provide only management's report in this annual report.

This management report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

No changes have occurred in the Company's internal controls over financial reporting during the Company's last fiscal quarter, which has materially affected or is likely to affect such controls.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Title

Gary LeCroy	53	Chief Executive Officer, President and Director
Magen McGahee	36	Chief Financial Officer, Secretary and Director
Carl R. Austin	82	Director

Gary LeCroy, Chief Executive Officer, President and Director

Mr. LeCroy has served as the Chief Executive Officer and President of Private Galaxy since founding the Company in November 2016. Previously, Mr. LeCroy owned and operated R&G Sales, Inc. located in Toccoa, Georgia from 2004 to 2018.  Mr. LeCroy served as CEO and sales director for that company which was involved in the sales and distribution of educational technology. In May 1988, Mr. LeCroy graduated with an Associate degree in business from Piedmont College in Demarest, Georgia. We selected Mr. LeCroy to serve on our Board of Directors due to his years of experience in our line of business and his vast industry experience.

Magen McGahee, Chief Operating Officer, Chief Financial Officer, Secretary and Director

Ms. McGahee has served as the COO and CFO of Private Galaxy since founding the Company in November 2016. From 2014 to 2016, Ms. McGahee worked as Vice President of LeCroy Educational Technology located in Toccoa, Georgia. LeCroy Educational Technology sells interactive presentation panels in the educational market. From 2013 to 2014, Ms. McGahee worked with Qomo, Inc. as a Director, Strategic Partnerships, developing programs and video display models that would allow expansion into the U.S. market Ms. McGahee worked for MIMIO Corporation on its sales leadership team from 2008 to 2013. MIMIO now Boxlight Corporations, (BOXL) is a manufacturer of interactive video displays for the educational market. Ms. McGahee received a Bachelor of Science degree in early childhood education at Valdosta State College in 2005, located in Valdosta, Georgia. In 2010, Ms. McGahee received a Master of Business Administration degree from Georgia Tech, located in Atlanta, Georgia. We selected Ms. McGahee to serve on our Board of Directors due to her experience in the educational technology field and her vast industry experience.

Carl R. Austin, Director

Mr. Austin is the founder and owner of CJ Austin, LLC, a company located in Brandenburg, Kentucky. CJ Austin, LLC is in the real estate, development and investment business, and Mr. Austin has worked there from its organization in 1992 to the present. Mr. Austin is an entrepreneur and he owns and operates shopping centers, car washes and residential and commercial real estate. In 1962, Mr. Austin received a Bachelor of Science degree from Indiana University, located in Bloomington, Indiana.  Mr. Austin has served as a director of our Company since 2014. We selected Mr. Austin to serve on our Board of Directors due to his vast business and investment experience.

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

Code of Ethics

The Company has adopted a code of ethics that applies to the Company's officers, and directors. Our Code of Ethics was included as an exhibit to our annual report on Form 10-K for the year ended December 31, 2004.

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

Based solely on the Company's review of the copies of the forms received by it during the fiscal year ended June 30, 2021 and written representations that no other reports were required, the Company does not believe that any persons required to make filings under Section 16(a) during such fiscal year failed to file such reports or filed such reports late other than Ms. McGahee  who filed a late Form 4 (i) on November 17, 2020 reporting 30 transactions involving the purchase of common stock from April 1, 2020 through July 31, 2020; (ii) on November 17, 2020 reporting 9 transactions involving the purchase of common stock from August 3, 2020 through November 10, 2020 and (iii) on December 1, 2020 reporting 2 transactions involving the purchase of common stock on November 25, 2020.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the "SEC") and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company's employees, officers and directors as the Company is not required to do so.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does the Company have a written nominating, compensation, or audit committee charter. The Board of Directors believes that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the Board of Directors.

In lieu of an Audit Committee, the Company's Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company's independent public accountants. The Board of Directors reviews the Company's internal accounting controls, practices, and policies.

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

Board Meetings and Annual Meeting

During the fiscal year ended June 30, 2021, our Board of Directors held one formal meeting. We did not hold an annual meeting during that time period. All of our directors attended at least 75% of the meetings of the Board of Directors.

Code of Business Conduct And Ethics

Each of the Company's directors and employees, including its executive officers, are required to conduct themselves in accordance with ethical standards set forth in the Code of Business Conduct and Ethics adopted by the Board of Directors. The Code of Business Conduct and Ethics was previously filed with the Commission. Any amendments to or waivers from the code will be posted on our website. Information on our website does not constitute part of this filing.

Shareholder Proposals

The Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. The Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment to the Board.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation of Officers and Directors:

The following table lists the compensation received by our former and current officers over the last two years.

SUMMARY COMPENSATION TABLE

Compensation of Officers and Directors:

The following table lists the compensation received by our executive officers over the last two years.

Name	Position	Year	Salary	Stock	Other	Total
Gary D. LeCroy	CEO, President, Director	2021	$ 52,879	-	$630,974	$683,852
		2020	$ 85,566	-	$549,022	$634,588
Magen McGahee	COO, CFO, Sec., Director	2021	$227,500	-	-	$227,500
		2020	$172,500	-	-	$172,500

Employment Agreements

On January 1, 2020, the Company entered into an employment agreement with Gary D. LeCroy to serve as its Chief Executive Officer (CEO) of the Company for a two-year term which was amended on September 1, 2020. Under the employment agreement, the CEO will receive annual compensation of $500,000, an annual discretionary bonus based on profitability and revenue growth, and preferred stock which together with preferred stock to be issued to our Chief Finance Officer/Chief Operations Officer will allow them to maintain a minimum 25.5% of the total voting rights. The agreement includes a non-compete agreement and severance benefits of $90,000.

On January 1, 2020, the Company entered into an employment agreement with Magen McGahee to serve as its Chief Financial Officer/Chief Operations Officer (CFO/COO) of the Company for a two-year term was amended on September 1, 2020. Under the employment agreement, the CFO/COO will receive annual compensation of $250,000, an annual discretionary bonus based on profitability and revenue growth, and preferred stock which together with preferred stock to be issued to our Chief Executive Officer will allow them to maintain a minimum of 25.5% of the total voting rights. The agreement includes a non-compete agreement and severance benefits of $72,000.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards held by the named executive officers at June 30, 2021.

Director Compensation

The following table sets forth information for the fiscal year ended June 30, 2021 regarding the compensation of our director who at June 30, 2021 was not also named an executive officer.

Name and Principal Position	Fees Earned or Paid in Cash	Option Awards	Other Compensation	Totals
Carl R. Austin (1)	-	-	-	-

(1) We compensated our non-executive director, Carl R. Austin by the issue of 44,511 shares of restricted stock, valued at $1.00 per share during the year ended June 30, 2019. Mr. Austin has not received other equity compensation as a director. We record stock-based compensation in accordance with the provisions set forth in ASC 718, Stock Compensation, using the modified prospective method.

The executive directors were not paid any fees for their service as directors; however, each of Mr. LeCroy and Ms. McGahee received compensation for service as officers of our Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of September 13, 2021 by:

- each of our named executive officers;

- each of our directors;

- all of our current directors and executive officers as a group; and

- each stockholder known by us to own beneficially more than five percent of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of September 2021, pursuant to the exercise of options or warrants, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 3,139,438,811 shares of common stock outstanding.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned Prior to Offering	Percentage of common stock Beneficially Owned
Directors and Executive Officers
Gary LeCroy	8,768,440	*
Magen McGahee	6,694,081	*
Carl Austin	528,415	*
All current executive officers and directors as a group (3 persons)	15,990,936	*
5% or Greater Stockholders None

* less than 1%

Equity Compensation Plan Information

The following table sets forth information about the securities authorized for issuance under our equity compensation plans for the fiscal year ended June 30, 2021.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Shares	Weighted-Average Exercise Price of Outstanding Shares	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders:
Equity compensation plans not approved by stockholders	-	$-	-
2019 Stock Incentive Plan	-	$-	-
2020 Stock Incentive Plan	-	$-	392,143
Equity compensation plans not approved by stockholders	-	N/A	.
Total	-	-	392,143

Effective September 16, 2020, the Board of Directors approved a stock incentive plan that expires December 15, 2021 and allows for the grant of awards to employees, directors, and consultants of up to 97,250,000 shares of common stock.  All shares under this plan were issued during the year ended June 30, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The following includes a summary of transactions during the fiscal years ended June 30, 2021 and 2020 and subsequent thereto to which we have been a party, in which the amount involved in the transaction exceeds the lesser of  $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements other than compensation arrangements described under "'Executive Compensation."

We had a short-term note payable to a stockholder, totaling $200,000 at June 30, 2019, in which the note principal plus interest of $10,000 was payable in December 2019. Effective October 2019, the principal amount of the note was increased to $400,000 and the maturity extended to November 2021. Principal of the note is convertible into 400,000 shares of our Series D Preferred Stock at maturity. The balance of the note payable at June 30, 2021 and 2020 was $400,000, respectively.

We have notes payable to the seller of Concepts and Solutions, a related party, bearing interest at 3% annually, payable in annual installments from October 31, 2019 to November 30, 2021. Payments are subject to annual earnings. The balance of the notes payable at June 30, 2021 and 2020 totaled $1,030,079, respectively.

We have a note payable to a stockholder, bearing interest at 6% annually, payable in March 2022. Principal of the note is convertible into 1,225,000 shares of our Series D Preferred Stock. The balance of the note payable at June 30, 2021 and 2020 was $1,225,000, respectively.

We have a note payable to a stockholder, bearing interest at 6% annually, payable in November 2021. Principal of the note is convertible into 200,000 shares of our Series D Preferred Stock. The balance of the note payable at June 30, 2021 and 2020 was $200,000, respectively.

We have a note payable to a stockholder, bearing interest at 15% annually, payable April 2022. The balance of the note payable at June 30, 2021 and 2020 was $385,000, respectively.

We have a note payable to a stockholder, payable on demand. The balance of the note payable at June 30, 2021 and 2020 was $50,000 and $52,000, respectively.

We have a note payable to a stockholder, payable on demand. The balance of the note payable at June 30, 2021 and 2020 was $0 and $55,733, respectively.

We lease property used in operations from a related party under terms of an operating lease. The term of the lease expires on December 31, 2021. The monthly lease payment is $9,664 plus maintenance and property taxes, as defined in the lease agreement. Rent expense for this lease was $290,772 and $18,000 for the years ended June 30, 2021 and 2020, respectively.

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

We have a $1,000,000 line of credit bearing interest at prime plus 0.5% (3.75% and 4.25% at June 30, 2021 and 2020, respectively) which expires October 29, 2021. The line of credit is collateralized by certain real estate owned by a family member of a stockholder, 7,026,894 shares of the Company's common stock owned by two stockholders, personal guarantees of two stockholders, and a key man life insurance policy. The outstanding balance was $991,598 and $1,236,598 at June 30, 2021 and 2020, respectively.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval, or ratification of related party transactions, with our executive officers, directors, and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our directors will continue to approve any related party transaction.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of financial statements included in this Annual Report and 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were:

- Somerset CPA's, P.C. $387,434 for year ended June 30, 2021

- Somerset CPA's, P.C. $369,000 for year ended June 30, 2020

Tax Fees:

There were no fees for tax compliance, tax advice and tax planning to our auditors for the years ended June 30, 2021 and 2020.

All Other Fees:

There were no other fees billed in either of the last two fiscal years for products and services provided by the principal accountant other than the services reported above.

PART IV

Item 15. Exhibits, Financial Statement Schedule.

(1)	Consolidated Financial Statements:

See Index to Consolidated Financial Statements at page F-1.

(2)	Financial Statement Schedule:

All schedules are omitted because they are not required, or the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits:

The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Annual Report.

Item 16. Form 10-K Summary

Not applicable.

ITEM 16. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1

Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant's Form 8A-12G, File No. 000-56006, filed with the Securities and Exchange Commission on December 3, 2018)

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Registrant's Form 8A-12G, File No. 000-56006, filed with the Securities and Exchange Commission on December 3, 2018)
3.3

Certificate of Designation for Series D Preferred Stock (Incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K, File No. 000-56006, filed with the Securities and Exchange Commission on September 28, 2020)

3.3

Certificate of Designation for Series E Preferred Stock (Incorporated by reference to Exhibit 3.4 to the Registrant's Annual Report on Form 10-K, File No. 000-56006, filed with the Securities and Exchange Commission on September 28, 2020)

4.1

Galaxy Next Generation, Inc. Employees, Directors, and Consultants Stock Plan for the Year 2019 (Incorporated by reference to Exhibit 4.4 the Registrant's Registration Statement Form S-8, File No. 333-248885, filed with the Securities and Exchange Commission on February 6, 2019)

4.2

Employees, Directors, and Consultants Stock Plan for the Year 2020 (Incorporated by reference to the Exhibit 4.2 to the Registrant's Registration Statement Form S-8, File No. 333-248885, filed with the Securities and Exchange Commission on September 18, 2020)

4.3

Form of Secured Convertible Notes (Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, File No. 000-56006, filed with the Securities and Exchange Commission on October 16, 2020)

4.4	Description of Securities (1)
10.1

Merger Agreement between Full Circle Registry, Inc. and Galaxy Next Generation, Inc. dated June 6, 2018 (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 000-56006, filed with the Securities and Exchange Commission on June 7, 2018)

10.2

Share Purchase Agreement dated January 24, 2019 between Galaxy Next Generation, Inc., and CIA LLC. (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, File No. 000-56006, filed with the Securities and Exchange Commission on February 13, 2019)

10.3

Stock Purchase Agreement dated September 3, 2019 between Galaxy Next Generation, Inc., Interlock Concepts, Inc., and Ehlert Solutions Group, Inc., its sister company (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 000-56006, filed with the Securities and Exchange Commission on September 5, 2019)

10.4

Secured Convertible Debenture issued by Galaxy Next Generation, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 000-56006, filed with the Securities and Exchange Commission on December 4, 2019)

10.5

Amended and Restated Securities Purchase Agreement, initially dated as of October 28, 2019 and amended and restated as of November 25, 2019, between Galaxy Next Generation, Inc. and YA II PN, LTD. (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, File No. 000-56006, filed with the Securities and Exchange Commission on December 4, 2019)

10.6

Security Agreement dated as of October 29, 2019 between Galaxy Next Generation, Inc. Galaxy Next Generation, Inc. and Interlock Concepts Inc., Elhert Solutions Group and Galaxy MS, Inc. (Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, File No. 000-56006, filed with the Securities and Exchange Commission on December 4, 2019)

10.7

Amended and Restated Registration Rights Agreement initially dated as of October 28, 2019 and amended and restated as of November 25, 2019 between Galaxy Next Generation, Inc. and YA II PN, LTD. (Incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, File No. 000-56006, filed with the Securities and Exchange Commission on December 4, 2019)

10.8

Employment Agreement between the Company and Magen McGahee dated January 1, 2017 (Incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1, File No. 333-235905, filed with the Securities and Exchange Commission on January 13, 2020)

10.9

Amendment to Purchase Agreement, dated July 9, 2020 by and between Galaxy Next Generation, Inc. and Tysadco Partner, LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8K, File No. 000-56006, filed with the Securities and Exchange Commission on July 10, 2020)

10.10

Registration Rights Agreement dated May 31, 2020 by and between Galaxy Next Generation, Inc. and Tysadco Partner, LLC (Incorporated by reference to Exhibit 10. 2 to the Registrant's Current Report on Form 8K, File No. 000-56006, filed with the Securities and Exchange Commission on July 10, 2020)

10.11

Employment Agreement between the Company and Gary LeCroy, dated January 1, 2020 (Incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K, File No. 000-56006, filed with the Securities and Exchange Commission on September 28, 2020)

10.12

Employment Agreement between the Company and Magen McGahee, dated January 1, 2020 (Incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K, File No. 000-56006, filed with the Securities and Exchange Commission on September 28, 2020)

10.13

 Amendment to Employment Agreement between the Company and Gary LeCroy, dated September 1, 2020 (Incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K, File No. 000-56006, filed with the Securities and Exchange Commission on September 28, 2020)

10.14

Amendment to Employment Agreement between the Company and Magen McGahee dated September 1, 2020 (Incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K, File No. 000-56006, filed with the Securities and Exchange Commission on September 28, 2020)

10.15

Amended and Restated Securities Purchase Agreement, dated as of October 9, 2020, between Galaxy Next Generation, Inc. and YA II PN, LTD. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 000-56006, filed with the Securities and Exchange Commission on October 9, 2020)

10.16

Amended and Restated Security Agreement entered into as of October 9, 2020 by and among Galaxy Next Generation, Inc.and Interlock Concepts Inc., Elhert Solutions Group and Galaxy MS, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, File No. 000-56006, filed with the Securities and Exchange Commission on October 9, 2020)

10.17

Amended and Restated Registration Rights Agreement initially dated as of October 9, 2020 between Galaxy Next Generation, Inc. and YA II PN, LTD. (Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, File No. 000-56006, filed with the Securities and Exchange Commission on October 9, 2020)

10.18

Purchase Agreement dated as of December 29, 2020 by and between Galaxy Next Generation, inc. and Tysadco Partners, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 000-56006, filed with the Securities and Exchange Commission on January 5, 2021)

10.19

Registration Rights Agreement  dated as of December 29, 2020 by and between Galaxy Next Generation, Inc. and Tysadco Partners, LLC (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, File No. 000-56006, filed with the Securities and Exchange Commission on January 5, 2021)

10.20

Securities Purchase Agreement dated as of December 29, 2020 by and between Galaxy Next Generation, Inc. and Tysadco Partners, LLC (Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, File No. 000-56006, filed with the Securities and Exchange Commission on January 5, 2021)

21.1	List of Subsidiaries (1)
23.1	Consent of Independent Registered Public Accounting Firm (1)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101	XBRL Instance Document (XBRL tags are embedded within the Inline XBRL document)

(1) Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GALAXY NEXT GENERATION, INC.
(Registrant)

Dated: September 16, 2021	/s/ Gary LeCroy
Gary LeCroy
Chief Executive Officer, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/Gary LeCroy	Chief Executive Officer, President and	September 16, 2021
Gary LeCroy	Director (Principal Executive Officer)

/s / Magen McGahee	Chief Financial Officer	September 16, 2021
Magen McGahee	(Principal Financial and Accounting Officer)

/s/ Carl Austin	Director	September 16, 2021
Carl Austin