Form 10-Q
period 2021-09-30
GALAXY NEXT GENERATION, INC.
filed 2021-11-15
CIK 1127993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares outstanding of the issuer's Common Stock, as of November 10, 2021 was 3,367,382,882.

-i-

FORM 10-Q

GALAXY NEXT GENERATION, INC.

Table of Contents

Page
PART I. Financial Information
Item 1.Unaudited Condensed Consolidated Financial Statements and Footnotes	2

The accompanying unaudited interim condensed consolidated financial statements included herein, have been prepared by Galaxy Next Generation, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated statements have been prepared in accordance with the Company's accounting policies described in the Company's Annual Report on Form 10-K for the year ended June 30, 2021 and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in that report. Unless the context indicates otherwise, references to the "Company," "we, " "us," "our" or "Galaxy" means Galaxy Next Generation, Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1 – Unaudited Condensed Consolidated Financial Statements and Footnotes

The following unaudited condensed consolidated financial statements are included herein:

GALAXY NEXT GENERATION, INC.

Condensed Consolidated Balance Sheets

	September 30, 2021	June 30, 2021
Assets	(Unaudited)	(Audited)
Current Assets
Cash	$354,291	$541,591
Accounts receivable, net	927,774	866,091
Inventories, net	3,377,069	3,267,667
Other current assets	3,950	3,950
Total Current Assets	4,663,084	4,679,299
Property and Equipment, net (Note 2)	81,544	86,812
Intangibles, net (Notes 1 and 12)	1,396,098	1,516,815
Goodwill (Notes 1 and 12)	834,220	834,220
Operating right of use asset (Note 7)	222,336	208,051
Total Assets	$7,197,282	$7,325,197
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Line of credit (Note 3)	$986,599	$991,598
Derivative liability, convertible debt features (Note 5)	834,000	1,842,000
Current portion of long-term notes payable (Note 4)	445,232	552,055
Accounts payable	838,280	830,433
Accrued expenses	596,635	213,772
Deferred revenue	314,589	453,862
Short term portion of related party notes and payables (Note 6)	3,457,757	3,471,755
Total Current Liabilities	7,473,092	8,355,475
Noncurrent Liabilities
Notes payable, less current portion (Note 4)	421,752	405,007
Total Liabilities	7,894,844	8,760,482
Stockholders' Equity (Deficit)
Common stock	289,994	280,744
Preferred stock - Series E, non-redeemable	50	50
Additional paid-in-capital	47,329,549	46,215,049
Accumulated deficit	(48,317,155)	(47,931,128)
Total Stockholders' Equity (Deficit)	(697,562)	(1,435,285)
Total Liabilities and Stockholders' Equity (Deficit)	$7,197,282	$7,325,197

See accompanying notes to the condensed consolidated financial statements (unaudited).

GALAXY NEXT GENERATION, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,
	2021	2020

Revenues	$1,684,771	$1,178,213
Cost of Sales	1,018,763	833,177

Gross Profit	666,008	345,036

General and Administrative Expenses
Stock issued for services	32,750	2,763,000
General and administrative	1,498,124	1,392,227
Total General and Administrative Expenses	1,530,874	4,155,227
Loss from Operations	(864,866)	(3,810,191)

Other Income (Expense)
Expenses related to convertible notes payable:
Change in fair value of derivative liability	1,008,000	(1,053,895)
Interest accretion	(8,750)	(399,936)
Interest expense related to Equity Purchase Agreement (Note 11)	(252,900)	(4,006,900)
Interest expense	(267,511)	(3,863,856)

Total Other Income (Expense)	478,839	(9,324,587)

Net Loss before Income Taxes	(386,027)	(13,134,778)

Income Taxes (Note 9)	-	-

Net Loss	$(386,027)	$(13,134,778)
Net Basic and Fully Diluted Loss Per Share	$(0.0001)	$(0.0080)

Weighted average common shares outstanding
Basic	3,145,498,699	1,642,915,407
Fully diluted	3,878,859,458	2,633,468,281

See accompanying notes to the condensed consolidated financial statements (unaudited).

GALAXY NEXT GENERATION, INC.

Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit)

Nine Months Ended September 30, 2021

(Unaudited)

	Common Stock		Preferred Stock - Class E		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, July 1, 2021	3,139,882,882	$280,000	500,000	$50	$46,215,049	$(47,931,128)	$(1,435,285)

Common stock issued for services	2,500,000	250	-	-	32,500	-	32,750

Common stock issued under Put Purchase Agreement	90,000,000	9,000	-	-	1,082,000	-	1,091,000

Consolidated net loss	-	-	-	-	-	(386,027)	(386,027)

Balance, September 30, 2021	3,232,382,882	$289,994	500,000	$50	$47,329,549	$(48,317,155)	$(697,562)

See accompanying notes to the condensed consolidated financial statements (unaudited).

GALAXY NEXT GENERATION, INC.

Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit)

Nine Months Ended September 30, 2021

(Unaudited)

	Common Stock		Preferred Stock - Class E		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, July 1, 2020	628,039,242	$59,539	$500,000	$50	$15,697,140	$(23,496,792)	$(7,740,063)

Common stock issued for services	103,750,000	10,375	-	-	2,752,625	-	2,763,000

Common stock issued for debt reduction	968,475,442	96,847	-	-	7,877,359	-	7,974,206

Issuance of common stock to warrant holders	249,792,217	-	-	-	-	-	-

Commitment shares issued	2,500,000	250	-	-	54,750	-	55,000

Common stock issued under Put Purchase Agreement	242,000,000	24,200	-	-	3,927,700	-	3,951,900

Consolidated net loss	-	-	-	-	-	(13,134,778)	(13,134,778)

Balance, September 30, 2020	2,194,556,901	$191,211	500,000	$50	$30,309,574	$(36,631,570)	$(6,130,735)

See accompanying notes to the condensed consolidated financial statements (unaudited).

GALAXY NEXT GENERATION, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(386,027)	$(13,134,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	130,145	84,940
Amortization of convertible debt discounts	8,750	74,775
Change in fair value of derivative liability	(1,008,000)	1,381,363
Stock issued for services	32,750	2,870,472
Stock issued under Equity Purchase Agreement	252,900	7,865,077

Changes in assets and liabilities:
Accounts receivable	(61,683)	(696,710)
Inventories	(109,402)	(78,919)
Right of use assets	16,321	-
Accounts payable	7,847	(1,462,072)
Accrued expenses	382,863	(158,601)
Deferred revenue	(139,273)	431,147
Net cash used in operating activities	(872,809)	(2,823,306)

Cash Flows from Investing Activities
Purchases of capitalized development costs	(4,160)	-

Cash Flows from Financing Activities
Principal payments on financing lease obligations	(1,392)	-
Principal payments on notes payable	(128,042)	(774)
Payments on advances from stockholder, net	(13,998)	(33,110)
Proceeds from convertible notes payable	-	840,000
Payments on line of credit, net	(4,999)	(300,000)
Proceeds from sale of common stock under Equity Purchase Agreement	838,100	2,316,520
Net cash provided by financing activities	689,669	2,822,636

Net Decrease in Cash and Cash Equivalents	(187,300)	(670)

Cash, Beginning of Period	541,591	412,391

Cash, End of Period	$354,291	$411,721

Supplemental and Non Cash Disclosures
Noncash additions related to convertible debt	$-	$34,250
Cash paid for interest	$37,079	$19,986
Interest on shares issued under Equity Purchase Agreement	$252,900	$4,006,900
Stock issued for services	$32,750	$2,763,000
Property leased with financing lease	$-	$25,317
Accretion of discount and change in fair value of derivatives	$999,250	$1,029,700
Common stock issued in exchange for convertible debt reduction	$-	$1,799,510

See accompanying notes to the condensed consolidated financial statements (unaudited).

Note 1 - Summary of Significant Accounting Policies

Corporate History, Nature of Business, Mergers and Acquisitions

Galaxy is a manufacturer and U.S. distributor of interactive learning technology hardware and software that allows the presenter and participant to engage in a fully collaborative instructional environment. Galaxy's products include Galaxy's own private-label interactive touch screen panel as well as numerous other national and international branded peripheral and communication devices. New technologies like Galaxy's own touchscreen panels are sold along with renowned brands such as Google Chromebooks, Microsoft Surface Tablets, Lenovo and Acer computers,Verizon WiFi and more. Galaxy's distribution channel consists of approximately 37 resellers across the U.S. who primarily sell its products within the commercial and educational market. Galaxy does not control where the resellers focus their resell efforts; however, the K-12 education market is the largest customer base for Galaxy products comprising nearly 90% of Galaxy's sales. In addition, Galaxy also possesses its own reseller channel where it sells directly to the K-12 market, primarily throughout the Southeast region of the United States.

Ehlert Solutions Group, Inc. ("Solutions") and Interlock Concepts, Inc. ("Concepts") are Arizona-based audio design and manufacturing companies creating innovative products that provide fundamental tools for building notification systems primarily to K-12 education market customers located primarily in the north and northwest United States. Solutions and Concepts' products and services allow institutions access to intercom, scheduling, and notification systems with improved ease of use. The products provide an open architecture solution to customers which allows the products to be used in both existing and new environments. Intercom, public announcement (PA), bell and control solutions are easily added and integrated within the open architecture design and software model. These products combine elements over a common internet protocol (IP) network, which minimizes infrastructure requirements and reduces costs by combining systems.

On October 15, 2020, Galaxy acquired the assets of Classroom Technologies Solutions, Inc. ("Classroom Tech") for consideration of (a) paying off a secured Classroom Tech loan, not to exceed the greater of 50% of the value of the Classroom Tech assets acquired or $120,000; (b) the issuance of a promissory note in the amount of $44,526 to a Classroom Tech designee; and (c) the issuance of 10 million shares of common stock to the seller of Classroom Tech. Classroom Tech provides cutting-edge presentation products to schools, training facilities, churches, corporations and retail establishments. Their high-quality solutions are customized to meet a variety of needs and budgets in order to provide the best in education and presentation technology. Classroom Tech direct-sources and imports many devices and components which allows the Company to be innovative, nimble, and capable of delivering a broad range of costeffective solutions. Classroom Tech also offers in-house service and repair facilities and carries many top brands.

COVID-19 Update

The Covid-19 Pandemic that began in early 2020 caused shelter-in-place policies, unexpected factory closures, supply chain disruptions, and market volatilities across the globe. As a result of the economic disruptions and unprecedented market volatilities and uncertainties driven by the Covid-19 outbreak, the Company experienced some supply chain disruptions. However, the Company has not experienced any significant payment delays or defaults by our customers as a result of the COVID-19 pandemic.

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

Basis of Presentation and Interim Financial Information

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission (the "SEC") pertaining to interim financial information. Accordingly, these interim financial statements do not include all information or footnote disclosures required by GAAP for complete financial statements and, therefore, should be read in conjunction with the Consolidated Financial Statements and notes thereto in our June 30, 2021 Annual Report on Form 10-K and other current filings with the SEC. In the opinion of management, all adjustments, consisting of those of a normal recurring nature, necessary to present fairly the results of the periods presented have been included. The results of operations for the interim periods presented may not necessarily be indicative of the results to be expected for the full year.

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

Capital Structure

The Company's capital structure is as follows:

	September 30, 2021
	Authorized	Issued	Outstanding

Common stock	4,000,000,000	3,232,382,882	3,182,344,257	$.0001 par value, one vote per share

Preferred stock	200,000,000	-	-	$.0001 par value, one vote per share

Preferred stock - Class A	750,000	-	-	$.0001 par value; no voting rights

Preferred stock - Class B	1,000,000	-	-	Voting rights of 10 votes for Preferred B share; 2% preferred dividend payable annually

Preferred stock - Class C	9,000,000	-	-	$.0001 par value; 500 votes per share, convertible to common stock

Preferred stock - Class D	1,000,000	-	-	$.0001 par value; no voting rights, convertible to common stock, mandatory conversion to common stock 18 months after issue

Preferred stock - Class E	500,000	500,000	500,000	$.0001 par value; no voting rights, convertible to common stock

	June 30, 2021
	Authorized	Issued	Outstanding

Common stock	4,000,000,000	3,139,882,882	3,089,844,257	$.0001 par value, one vote per share

Preferred stock	200,000,000	-	-	$.0001 par value, one vote per share

Preferred stock - Class A	750,000	-	-	$.0001 par value; no voting rights

Preferred stock - Class B	1,000,000	-	-	Voting rights of 10 votes for 1 Preferred B share; 2% preferred dividend payable annually

Preferred stock - Class C	9,000,000	-	-	$.0001 par value; 500 votes per share, convertible to common stock

Preferred stock - Class D	1,000,000	-	-	$.0001 par value; no voting rights, convertible to common stock, mandatory conversion to common stock 18 months after issue

Preferred stock - Class E	500,000	500,000	500,000	$.0001 par value; no voting rights, convertible to common stock

There is no publicly traded market for the preferred shares.

There are 169,163,143 common shares reserved at September 30, 2021 under terms of the convertible debt agreements, Stock Plan and Equity Purchase Agreement (see Notes 6, 11 and 13).

There are 92,264,231 issued common shares that are restricted as of September 30, 2021. The shares may become free-trading upon satisfaction of certain terms and regulatory conditions.

Supplier Agreement

Contract assets and contract liabilities are as follows:

	September 30, 2021	June 30, 2021
Contract assets	$46,824	$46,460
Contract liabilities	240,775	285,514

For the quarter ended September 30, 2021 and 2020, the Company recognized $433,609 and $54,939 of revenues related to supplier agreements.

Accounts Receivable

Management deemed no allowance for doubtful accounts was necessary at September 30, 2021 and June 30, 2021. At September 30, 2021 and June 30, 2021, $73,814 and $190,779 of total accounts receivable were considered unbilled and recorded as deferred revenue.

Inventories

Management estimates $67,635 of inventory reserves at September 30, 2021 and June 30, 2021, respectively.

Goodwill, Intangible Assets and Product Development Costs

Goodwill and intangible assets are comprised of the following at September 30, 2021:

	Cost	Accumulated Amortization	Total
Goodwill	$834,220	$-	$834,220
Finite-lived assets:
Customer list	$922,053	$(360,267)	$561,786
Vendor relationships	484,816	(192,715)	292,101
Product development costs	794,277	(252,066)	542,211
	$2,201,146	$(805,048)	$1,396,098

Goodwill and intangible assets are comprised of the following at June 30, 2021:

	Cost	Accumulated Amortization	Total
Goodwill	$834,220	$-	$834,220
Finite-lived assets:
Customer list	$922,053	$(314,166)	$607,887
Vendor relationships	484,816	(168,474)	316,342
Product development costs	790,118	(197,532)	592,586
	$2,196,987	$(680,172)	$1,516,815

Intangible assets such as customer lists and vendor relationships are stated at the lower of cost or fair value. They are amortized on a straight-line basis over periods ranging from three to six years, representing the period over which the Company expects to receive future economic benefits from these assets. Amortization of these intangible assets amounted to $70,343 and $68,000 for the three months ended September 30, 2021 and 2020.

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

Annual amortization expense is calculated based on the straight-line method over the product's estimated economic lives, which are typically three to six years. Amortization of product development costs incurred begins when the related products are available for general release to customers. Amortization of product development costs of $54,534 and $12,512 for the three months ended September 30, 2021 and 2020, is included in cost of revenues in the Company's consolidated statements of operations.

Estimated amortization expense related to finite-lived intangible assets for the next five years is: $510,082 for fiscal year 2022, $487,945 for fiscal year 2023, $332,962 for fiscal year 2024, $45,912 for fiscal year 2025, and $9,607 for fiscal year 2026 and $9,590 thereafter.

Recent Accounting Pronouncements

In January 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-01, “Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company adopted this ASU on July 1, 2021 with no significant impact on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12") by removing certain exceptions to the general principles. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is permitted. Depending on the amendment, adoption may be applied on a retrospective, modified retrospective or prospective basis. The Company adopted this ASU on July 1, 2021 with no significant impact on its consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity's Own Equity", which simplifies the accounting for certain convertible instruments, amends guidance on derivative scope exceptions for contracts in an entity's own equity and modifies the guidance on diluted EPS calculations as a result of these changes. The guidance in this ASU can be adopted using either a full or modified retrospective approach and becomes effective for annual reporting periods beginning after December 15, 2020, with early adoption permitted. The Company adopted this ASU on July 1, 2021 with no significant impact on its consolidated financial statements.

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

Note 2 - Property and Equipment

Property and equipment are comprised of the following at:

	September 30, 2021	June 30, 2021
Vehicles	$115,135	$115,135
Equipment	25,115	25,115
Leasehold Improvements	31,000	31,000
Furniture and fixtures	25,085	25,085
	196,335	196,335
Accumulated depreciation	(114,791)	(109,523)

Property and equipment, net	$81,544	$86,812

Note 3 - Lines of Credit

The Company has a $1,000,000 line of credit bearing interest at prime plus 0.5% (3.75% and 4.25% at September 30, 2021 and June 30, 2021, respectively) which expires October 29, 2021. However, the bank provided a 30-day grace period extension. The line of credit is collateralized by certain real estate owned by stockholders and a family member of a stockholder, 7,026,894 shares of the Company's common stock owned by two stockholders, personal guarantees of two stockholders, and a key man life insurance policy. In addition, a 20% curtailment of the outstanding balance may occur anytime prior to maturity. The outstanding balance was $986,599 and $991,598 at September 30, 2021 and June 30, 2021, respectively.

The Company has up to $1,000,000 available credit line under an accounts receivable factoring agreement through July 30, 2022. Total available credit under the factoring agreement was $844,328 and $1,000,000 as of September 30, 2021 and June 30, 2021, repectively. See Note 11.

Note 4 - Notes Payable

Long Term Notes Payable

	September 30, 2021	June 30, 2021
Note payable with a bank bearing interest at 4% and maturing on June 26, 2021 and a lowered interest rate to 3%. In July 2021, the note was renewed by the lender with a revised maturity date of July 7, 2026. The renewal provides for monthly interest payments and a balloon payment of outstanding principal and interest at maturity. The note is collateralized by a certificate of deposit owned by a related party.	$237,039	$237,039

Note payable to an investor bearing interest at 10% and maturing on January 13, 2022 with monthly installments of principal and interest of $45,294 beginning in June 2021.	236,726	348,456

Long term loan under Section 7(b) of the Economic Injury Disaster Loan program bearing interest at 3.75% and maturing in May 2050. Monthly installments of principal and interest of $731 begin upon notification by the SBA regarding note servicing.	150,000	150,000

Financing lease liabilities for offices and warehouses with monthly installments of $24,091 (ranging from $245 to $9,664) over terms expiring through December 2024.	222,336	208,051

Note payable with a finance company for delivery vehicle with monthly installments totaling $679 including interest at 8.99% over a 6 year term expiring in December 2025.	29,633	31,016

Total Notes Payable	875,734	974,562

Less: Unamortized original issue discount	8,750	17,500

Current Portion of Notes Payable	445,232	552,055

Long-term Portion of Notes Payable	$421,752	$405,007

Future minimum principal payments on the long-term notes payable to unrelated parties are as follows:

Period ending September 30,
2022	$445,232
2023	122,692
2024	62,413
2025	62,481
2026	182,916
Thereafter	-
$875,734

Note 5 - Fair Value Measurements

The following table presents information about the liabilities that are measured at fair value on a recurring basis at September 30, 2021 and June 30, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

At September 30, 2021
	Total	Level 1	Level 2	Level 3
Original issue discount, convertible debt	$834,000	-	-	$834,000

At June 30, 2021
	Total	Level 1	Level 2	Level 3
Original issue discount, convertible debt	$1,842,000	-	-	$1,842,000

As of September 30, 2021, and June 30, 2021, the only asset required to be measured on a nonrecurring basis was goodwill and the fair value of the asset amounted to $834,220 using level 3 valuation techniques.

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

The derivative liability was valued using the Monte Carlo pricing model with the following inputs:

At September 30, 2021
Risk-free interest rate:	0.06%
Expected dividend yield:	0.00%
Expected stock price volatility:	280.00%
Expected option life in years:	0.12 to 0.44 years
At June 30, 2021
Risk-free interest rate:	0.17%
Expected dividend yield:	0.00%
Expected stock price volatility:	295.00%
Expected option life in years:	.037 to .70 years

The following table sets forth a reconciliation of changes in the fair value of the Company's convertible debt components classified as Level 3 in the fair value hierarchy at September 30, 2021 and June 30, 2021:

Balance at June 30, 2021	$1,842,000
Realized	-
Unrealized	(1,008,000)
Balance at September 30, 2021	$834,000

Balance at July 1, 2020	$246,612
Convertible securities at inception	4,000
Realized	(80,924)
Unrealized	1,672,312
Balance at June 30, 2021	$1,842,000

Note 6 - Related Party Transactions

Notes Payable

	September 30, 2021	June 30, 2021

Note payable to a stockholder in which the $200,000 principal plus $10,000 of interest was payable in December 2019. Borrowings under the note increased to $400,000 and the maturity was extended to November 13, 2021. The note bears interest at 6% per annum and is payable in cash or common stock, at the Company's option. If interest is paid in common stock, the conversion price will be the market price at the time of conversion. Principal on the note at maturity is convertible into 400,000 shares of Series D Preferred Stock. If principal is paid prior to maturity, the right of conversion is terminated.

	$400,000	$400,000

Fair value of unsecured notes payable to seller of Concepts and Solutions, a related party, bearing interest at 3% per year, payable in annual installments through November 30, 2021. Payment is subject to adjustment based on the achievement of minimum gross revenues and successful completion of certain pre-acquisition withholding tax issues of Concepts and Solutions.	1,030,079	1,030,079

Note payable to a stockholder in which the note principal plus 6% interest is payable in November 7, 2021. Note was amended in March 2020 by increasing the balance to $1,225,000. Interest is payable in cash or common stock, at the holder's option. If interest is paid in common stock, the conversion price will be the market price at the time of conversion. Principal on the note at maturity is convertible into 1,225,000 shares of Series D Preferred Stock. If principal is paid prior to maturity, the right of conversion is terminated.	1,225,000	1,225,000

Note payable to a stockholder in which the note principal plus 6% interest is payable in November 13, 2021. Interest is payable in cash or common stock, at the Company's option. If interest is paid in common stock, the conversion price will be the market price at the time of conversion. Principal on the note at maturity is convertible into 200,000 shares of Series D Preferred Stock. If principal is paid prior to maturity, the right of conversion is terminated.	200,000	200,000

Note payable to a stockholder in which the note principal plus interest at 15% is payable the earlier of 60 days after invoicing a certain customer, or April 2022 due to an extension granted by the lender. The note is collateralized by a security interest in a certain customer purchase order.	385,000	385,000

Note payable related to the acquisition of Classroom Tech in which the note principal is payable in 2021 with no interest obligations, upon the shareholder’s resolution of a pre-acquisition liability with a bank.	155,690	155,690

Other short-term payables due to stockholders and related parties	61,988	75,986
Total Related Party Notes Payable and Other Payables	3,457,757	3,471,755
Current Portion of Related Party Notes Payable and Other Payables	3,457,757	3,471,755

Long-term Portion of Related Party Notes Payable and Other Payables	$-	$-

The Company is negotiating renewals of the stockholder notes that mature on November 7, 2021 and November 13, 2021. The negotiations are expected to be complete by November 30, 2021.

Related Party Leases

The Company leases property used in operations from a related party under terms of a financing lease. The term of the lease expires on December 31, 2021. The monthly lease payment is $9,664 plus maintenance and property taxes, as defined in the lease agreement. Rent expense for this lease was $28,992 and $4,500 for the three months ended September 30, 2021 and 2020, respectively.

Other Related Party Agreements

A related party collateralizes the Company's short-term note with a certificate of deposit in the amount of $274,900, held at the same bank. The related party will receive a $7,500 collateral fee for this service (see Note 4).

Note 7 - Lease Agreements

Financing Lease Agreements

The Company leases offices, warehouses and equipment under financing lease agreements with monthly installments of $20,674 (ranging from $245 to $9,664) over 2-year terms, expiring through December 2024.

Right-of-use assets:
Operating right-of-use assets	$222,336
Operating lease liabilities:
Current portion of long term payable	153,273
Financing leases payable, less current portion	69,063

Total financing lease liabilities	$222,336

As of September 30, 2021, financing lease maturities are as follows:

Period ending September 30,
2022	$153,273
2023	65,388
2024	2,940
2025	735
$222,336

As of September 30, 2021, the weighted average remaining lease term was 1.46 years.

Note 8 - Equity

During the three months ended September 30, 2021, the Company issued 2,500,000 shares of common stock for professional consulting services. The shares were valued at $32,750 upon issuance.

During the three months ended September 30, 2021, the Company issued 90,000,000 shares of common stock in exchange for proceeds under the Equity Purchase Agreement. These shares were valued at $1,091,000 upon issuance.

During the three months ended September 30, 2020, the Company issued 103,750,000 shares of common stock for professional consulting services. These shares were valued at $2,763,000 upon issuance.

During the three months ended September 30, 2020, the Company issued 968,475,442 shares of common stock for debt reduction. These shares were valued at $7,974,206 upon issuance.

During the three months ended September 30, 2020, the Company issued 249,792,217 shares of common stock to warrant holders in six cashless transactions.

During the three months ended September 30, 2020, the Company issued 2,500,000 shares of common stock for commitment shares under a two year purchase agreement entered into on May 31, 2020 between the Company and an investor, as amended and restated on July 9, 2020 (the "Put Purchase Agreement"). These shares were valued at $55,000 upon issuance.

During the three months ended September 30, 2020, the Company issued 242,000,000 shares of common stock in exchange for proceeds under the Put Purchase Agreement. These shares were valued at $3,951,900 upon issuance during the three months ended September 30, 2020.

See the capital structure section in Note 1 for disclosure of the equity components included in the Company's consolidated financial statements.

Note 9 - Income Taxes

The Company's effective tax rate differed from the federal statutory income tax rate for the three months ended September 30, 2021 as follows:

Federal statutory rate	21%
State tax, net of federal tax effect	5.04%
Valuation allowance	-26%
Effective tax rate	0%

The Company had no federal or state income tax (benefit) for the three months ended September 30, 2021 or 2020.

The Company's deferred tax assets and liabilities as of September 30, 2021 and June 30, 2021, are summarized as follows:

	September 30, 2021	June 30, 2021
Federal
Deferred tax assets	$10,700,000	$10,226,700
Less valuation allowance	(10,700,000)	(10,226,700)
Deferred tax liabilities	-	-
	-	-
State
Deferred tax assets	2,704,300	2,730,800
Less valuation allowance	(2,704,300)	(2,730,800)
Deferred tax liabilities	-	-
	-	-
Net Deferred Tax Assets	$-	$-

The Company's policy is to provide for deferred income taxes based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse. The Company has not generated taxable income and has not recorded any current income tax expense at September 30, 2021 and 2020, respectively.

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

The significant components of deferred tax assets as of September 30, 2021 and June 30, 2021, are as follows:

	September 30, 2021	June 30, 2021

Net operating loss carryforwards	$13,007,900	$12,579,200
Valuation allowance	(13,404,300)	(12,957,500)
Goodwill	243,800	(20,400)
Property and equipment	(19,200)	251,600
Development costs	31,500	27,900
Intangible assets	94,500	72,900
Inventory allowance	17,600	17,800
Warranty accrual and other	28,200	28,500

Net Deferred Tax Assets	$-	$-

As of September 30, 2021, the Company does not believe that it has taken any tax positions that would require the recording of any additional tax liability nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next twelve months. As of September 30, 2021, the Company's income tax returns generally remain open for examination for three years from the date filed with each taxing jurisdiction.

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

On September 4, 2019, the Company recorded a pre-acquisition liability for approximately $591,000 relative to unpaid payroll tax liabilities and associated penalties and fees of Concepts and Solutions. The liability is included in the note payable to seller of $1,030,079 at September 30, 2021 and June 30, 2021 (Note 6).

Concentrations

Galaxy contracts the manufacture of its products with overseas suppliers. The Company's sales could be adversely impacted by a supplier's inability to provide Galaxy with an adequate supply of inventory. Galaxy has two vendors that accounted for approximately 97% and three vendors that accounted for approximately 75% of purchases as of September 30, 2021 and 2020, respectively.

Galaxy has two customers that accounted for approximately 79% of accounts receivable at September 30, 2021 and two customers that accounted for approximately 73% of accounts receivable at June 30, 2021. Galaxy has three customers that accounted for approximately 59% and two customers that accounted for approximately 48% of total revenue for the three months ended September 30, 2021 and 2020, respectively.

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

Equity Purchase Agreement

On May 31, 2020, the Company entered into a two year purchase agreement (the "Equity Purchase Agreement") with an investor, which was amended and restated on July 9, 2020 and then again on December 29, 2020. Pursuant to the terms of the Equity Purchase Agreement, the investor agreed to purchase up to $10 million of the Company's common stock (subject to certain limitations) from time to time during the term of the Equity Purchase Agreement. During the three months ended September 30, 2021 and 2020, the Company issued 90,000,000 and 242,000,000 shares of common stock to the investor in exchange for proceeds for working capital.

Accounts Receivable Factoring Agreement

On July 30, 2020, the Company entered into a two-year accounts receivable factoring agreement with a financial services company to provide working capital. Pursuant the agreement, the financial services company will pay the Company as the purchase price for the purchased accounts, an amount up to eighty percent (80%). Factoring fees are 2.5% of the face value of the account receivable sold to the factoring agent per month until collected. For collections over 90 days from the invoice date, the fee increases to 3.5%. The agreement contains a credit line of $1,000,000 and requires a minimum of $300,000 of factored receivables per calendar quarter. The agreement includes early termination fees and is guaranteed by the Company and the by two of the stockholders individually. The Company paid collection fees of $22,981 and $5,736 during the three months ended September 30, 2021 and 2020, respectively.

Employment Agreements

On January 1, 2020, the Company entered into an employment agreement with the Chief Executive Officer (CEO) of the Company for a two-year term which was amended on September 1, 2020. Under the amended employment agreement, the CEO will receive annual compensation of $500,000, and an annual discretionary bonus based on profitability and revenue growth and preferred stock to maintain, together with the CFO, a minimum 25.5% of the total voting rights. The agreement includes a non-compete agreement and severance benefits of $90,000.

On January 1, 2020, the Company entered into an employment agreement with the Chief Finance Officer/Chief Operations Officer (CFO/COO) of the Company for a two-year term, which was amended on September 1, 2020. Under the amended employment agreement, the CFO/COO will receive annual compensation of $250,000, and an annual discretionary bonus based on profitability and revenue growth growth and preferred stock to maintain, together with the CEO, a minimum 25.5% of the total voting rights.. The agreement includes a non-compete agreement and severance benefits of $72,000.

Supplier Agreement

The Company is party to a one year supplier agreement to manufacture and sell audio products to a buyer. The initial order under this supplier agreement is for 4,000 units, at a discounted total price of $3,488,000, to be delivered over the agreement period. If the buyer does not meet the minimum floor of 4,000 units, then the contract becomes void and the buyer must pay the difference between the units sold and the total floor pricing of the $3,488,000. The buyer will pay tooling costs of $25 per unit shipped to them. The Company supplied 3,484 units under this agreement as of September 30, 2021, with 615 of the units during the three month period ending September 30, 2021. The Company will continue to supply audio products under individual purchase orders after the initial order for 4,000 units is complete.

Note 12 - Acquisition

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

The following table summarizes the allocation of the fair value of the assets as of the acquisition date through pushdown accounting.

Assets
Cash	$38,836
Accounts receivable	31,710
Inventory	209,431
Property and equipment	17,530
Other assets	1,150
Goodwill and other intangibles	46,869

Total Assets	$345,526

Consideration
Notes payable to seller and related party of seller	$164,526
Bonus program	30,000
Stock	151,000
$345,526

Note 13 - Stock Plan

An Employee, Directors, and Consultants Stock Plan was established by the Company (the "Plan"). The Plan is intended to attract and retain employees, directors and consultants by aligning the economic interest of such individuals more closely with the Company's stockholders by paying fees or salaries in the form of shares of the Company's common stock. The 2020 Plan is effective September 16, 2020 and expires December 15, 2021. The 2019 Plan is effective December 13, 2018 and expired June 1, 2020. Common shares of 99,250,000 are reserved for stock awards under the Plans. There were 98,857,857 shares awarded under the Plans as of September 30, 2021 and June 30, 2021.

Note 14 - Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had negative working capital of approximately $2,800,000, an accumulated deficit of approximately $48,000,000, and cash used in operations of approximately $900,000 at September 30, 2021.

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

Note 15 - Subsequent Events

In October and November 2021, the Company issued 135,000,000 shares to an investor in exchange for proceeds of approximately $1,200,000 under the Equity Purchase Agreement dated May 2020, as amended and restated on July 9, 2020 and on December 29, 2020.

Management has evaluated subsequent events through November 15, 2021, the date on which the financial statements were available to be issued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note on Forward Looking Statements

This Quarterly Report on Form 10-Q (this "Report") contains forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In particular statements regarding future events and the future results of Galaxy Next Generation, Inc., which we refer to as "we," "us," "our", "Galaxy," or the "Company," including but not limited to, statements regarding the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities and the timing of any such financing, our future results of operations and financial position, business strategy and plan prospects are forward-looking statements. These forward-looking statements are based on our current expectations, estimates, forecasts, and projections about our business, economic and market outlook, our results of operations, the industry in which we operate and the beliefs and assumptions of our management. Words such as "expects," "anticipates," "targets," "goals," "projects," "would," "will," "could," "may," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including the duration, extent, and impact of the COVID-19 pandemic, and our ability to successfully manage the demand, supply, and operational challenges associated with the COVID-19 pandemic. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled "Risk Factors" in Item 1A of Part II, Part I Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2021 (as amended, the "Annual Report"), and in other reports we file with the U.S. Securities and Exchange Commission (the "SEC"). In addition, many of the foregoing risks and uncertainties are, and could be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result of the pandemic. While forward-looking statements are based on reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, except as required by applicable law. We cannot at this time predict the extent of the impact of the COVID-19 pandemic and any resulting business or economic impact, but it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto and the other financial data appearing elsewhere in this Quarterly Report.

Business Overview

Galaxy is a manufacturer and U.S. distributor of interactive learning technology hardware and software that allows the presenter and participant to engage in a fully collaborative instructional environment. Galaxy's product offerings include Galaxy's own private-label interactive touch screen panel, its own Intercom, Bell, and Paging solution, as well as an audio amplification line of products that is currently supported by OEM relationships. Galaxy's distribution channel consists of a direct sales model, as well as approximately 37 resellers across the U.S. who primarily sell the products offered by Galaxy within the commercial and educational market. Galaxy does not control where the resellers focus their reselling efforts; however, the K-12 education market is the largest customer base for Galaxy products comprising nearly 90% of Galaxy's sales. In addition, Galaxy’s OEM division also manufacturers products for other vendors in its industry and white labels the products under other brands.

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

On June 22, 2018, we consummated a reverse triangular merger whereby Galaxy Next Generation, Inc., a private company (co-founded by our now executives, Gary LeCroy (CEO) and Magen McGahee (CFO)), merged with and into our newly formed subsidiary, Galaxy MS, Inc. (Galaxy MS or Merger Sub), which was formed specifically for the transaction. Under the terms of the merger, the private company shareholders transferred all their outstanding shares of common stock to Galaxy MS, in return for shares of our Series C Preferred Stock. Prior to the merger, we operated under the name Full Circle Registry, Inc.’s (FLCR) and our operations were based upon our ownership of Georgetown 14 Cinemas, a fourteen-theater movie complex located on approximately seven acres in Indianapolis, Indiana. Prior to the merger, our sole business and source of revenue was from the operation of the theater, and as part of the merger agreement, we had the right to spinout the theater to the prior shareholders of FLCR. Effective February 6, 2019, we sold our interest in the theater to focus our resources on our technology operations.

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

This Report contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Report, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies' trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

The financial statements after the completion of the merger and acquisition include the consolidated assets and liabilities of the combined company (collectively Galaxy Next Generation, Inc., Interlock Concepts, Inc., Ehlert Solutions Group, Inc. and Classroom Tech referred to collectively as the “Company”).

All intercompany transactions and accounts have been eliminated in the consolidation.

Galaxy’s common stock is traded on over-the-counter markets under the stock symbol GAXY.

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

The critical accounting estimates that affect the condensed consolidated financial statements and the judgments and assumptions used are consistent with those described in Note 1 to our audited consolidated financial statements contained in our Annual Report.

Financial Results and Performance Metrics Overview

The table below presents an analysis of selected line items period-over-period in our interim Condensed Consolidated Statements of Operations for the periods indicated.

Revenue

Total revenues recognized were $1,684,771 and $1,178,213 for the three months ended September 30, 2021 and 2020, respectively, an increase of approximately 43%. Additionally, deferred revenue amounted to $314,589 and $453,862 as of September 30, 2021 and June 30, 2021, respectively. Revenues increased during the three months ended September 30, 2021 due to the increase in the customer base for interactive panels and related products as well as additional revenues from OEM customers.

Cost of Sales and Gross Margin

Our cost of sales was $1,018,763 and $833,177 for the three months ended September 30, 2021 and 2020, respectively, an increase of approximately 22%. Cost of sales consists primarily of manufacturing, freight, and installation costs. There are no significant overhead costs which impact cost of sales. Cost of sales increased from the three months ended September 30, 2021 due to increased cost incurred to support revenues related to new products and new relationships.

General and Administrative

Three months ended	September 30, 2021	September 30, 2020
Stock compensation and stock issued for services	$32,750	$2,763,000
General and administrative	1,498,124	1,392,227
Total General and Administrative Expenses	$1,530,874	$4,155,227

Total general and administrative expenses (including stock compensation expenses) were $1,530,874 and $4,155,227 for the three months ended September 30, 2021 and 2020, respectively, a decrease of approximately 63%, primarily due to a deacrese in stock based compensation. During the three months ended September 30, 2020 several debt obligations were settled in return for the issuance of our common stock which inflated the total expenses for that quarter. We have widely reduced our debt and the need to issuance our common stock in exchange for operating cash, therefore reducing our quarterly expenses greatly.

Other Income (Expense)

Three months ended	September 30, 2021	September 30, 2020
Expenses related to convertible notes payable:
Change in fair value of derivative liability	$1,008,000	$(1,053,895)
Interest accretion	(8,750)	(399,936)
Interest related to equity purchase agreement	(252,900)	(4,006,900)
Interest expense	(267,511)	(3,863,856)

Total Other Income (Expense)	$478,839	$(9,324,587)

Interest expense amounted to $520,411 and $7,870,756 for the three months ended September 30, 2021 and 2020, respectively, a decrease of 93%. Interest expense of $252,900 during the three months ended September 30, 2021, was due to sales of our common stock to investors under the Equity Purchase Agreement in exchange for proceeds of $838,100. Reduced interest expense of $7,350,345 during the three months ended September 30, 2021, is attributed to the decrease in our overall debt.

The outstanding conversion features in our ‘related party’ preferred convertible notes payable meet the definition of a derivative liability instrument because the exercise price of the conversion rates. As a result, the outstanding conversion features of the notes are recorded as a derivative liability at fair value and marked-to-market each period with the change in fair value charged or credited to income. A derivative liability of $834,000 and $1,842,000 is recorded at September 30, 2021 and June 30, 2021. Changes in these amounts do not impact cash.

Net Loss for the Period

Net loss incurred for the three months ended September 30, 2021 and 2020 was $386,027 and $13,134,778, respectively, a decrease of approximately 97%. Noncash contributing factors for the net loss incurred for the three months ended September 30, 2021 and 2020 are as follows:

a). $32,750 and $2,763,000 represent consulting fees paid through the issuance of stock for the three months ended September 30, 2021 and 2020, respectively.

b). Interest expenses related to the equity purchase agreement of $252,900 and $4,006,900 for the three months ended September 30, 2021 and 2020, respectively.

c). Depreciation and amortization expenses related to intangibles and capitalized development costs of $130,145 and $84,940 for the three months ended September 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

Although our revenues generated from operations have become more sufficient in order to support our operational activities and at times may still need to be supplemented by the proceeds from the issuance of securities, including equity and debt issuances. At September 30, 2021, we had a working capital deficit of $2,810,008 and an accumulated deficit of $48,317,155. As stated in Note 14 to the notes to the unaudited condensed consolidated financial statements included in this Report, our ability to continue as a going concern is dependent upon management's ability to raise capital from the sale of its equity and, ultimately, the achievement of operating revenues. If our revenues continue to be insufficient to support our operational activities, we intend to raise additional capital through the sale of equity securities or borrowings from financial institutions and possibly from related and nonrelated parties who may in fact lend to us on reasonable terms and ultimately generating sufficient revenue from operations. Management believes that its actions to secure additional funding will allow us to continue as a going concern. We currently do not have any committed sources of financing other than our line of credits, our Equity Purchase Agreement, and accounts receivable factoring agreement, each of which requires us to meet certain requirements to utilize. There can be no assurance that we will meet all or any of the requirements pursuant to our line of credit, our Equity Purchase Agreement, and accounts receivable factoring agreement, and therefore those financing options may be unavailable to us. There is no guarantee we will be successful in raising capital outside of our current sources, and if so, that we will be able to do so on favorable terms.

Our cash totaled $354,291 at September 30, 2021, as compared with $541,591 at June 30, 2021, a decrease of $187,300. Net cash of $872,809 and $4,160 was used in operations and investing activities, respectively, for the three months ended September 30, 2021. Cash used in operating activities for the three months ended September 30, 2021 was $972,809 as compared to $2,823,306 for the three month ended September 30, 2020. The decrease was primarily due to a decrease in stock issued under the Equity Purchase Agreement.

Net cash of $689,669 was provided from financing activities for the three months ended September 30, 2021, primarily due to proceeds from the Equity Purchase Agreement of $838,100 primarily offset by payment on notes payable of $128,042. Net cash of $2,823,306 was provided from financing activities for the three months ended September 30, 2020, due to proceeds from the Equity Purchase Agreement of $2,316,520 and proceeds of $840,000 from notes issued.

To implement our business plan, we may require additional financing. Further, current or future adverse capital and credit market conditions could limit our access to capital. We may be unable to raise capital or bear an unattractive cost of capital that could reduce our financial flexibility.

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

Off-Balance Sheet Arrangements

The Company did not have off-balance sheet arrangements or transactions as of and for the three months ended September 30, 2021 and 2020.

Non-GAAP Disclosure

To provide investors with additional insight and allow for a more comprehensive understanding of the information used by management in its financial and decision-making surrounding pro forma operations, Galaxy supplements its consolidated financial statements presented on a basis consistent with U.S. generally accepted accounting principles, or GAAP, Adjusted EBITDA as a non-GAAP financial measures of earnings. The tables below provide a reconciliation of the non-GAAP financial measures, presented herein, to the most directly comparable financial measures calculated and presented in accordance with GAAP. Adjusted EBITDA represents EBITDA (earnings before income taxes depreciation and amortization). Galaxy management uses Adjusted EBITDA as financial measures to evaluate the profitability and efficiency of the business model. The Company uses these non-GAAP financial measures to assess the strength of the underlying operations of the business. These adjustments, and the non-GAAP financial measures that are derived from them, provide supplemental information to analyze its operations between periods and over time. Galaxy finds this especially useful when reviewing pro forma results of operations, which include large non-cash expenses including interest on the Equity Purchase Agreement, amortization of intangible assets and capitalized development costs and stock-based compensation. Investors should consider its non-GAAP financial measures in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP. The non-GAAP financial measures should not be considered superior to, as a substitute for, or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented.

Non-GAAP Adjusted EBITDA financial results for the three months ended September 30, 2021 and 2020:

During the three months ended September 30, 2021, we issued 90,000,000 shares of common stock in exchange for proceeds under the Equity Purchase Agreement. These shares were valued at $1,091,000 upon issuance.

These sales were made pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"). The shares have not been registered under the Securities Act and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements of the Securities Act.

Three months ended	September 30, 2021		September 30, 2020

Revenue		1,684,771		1,178,213
Gross Profit		666,008		345,036
General and Administrative Expenses		1,530,874		4,155,227
Loss from Operations		(864,866)		(3,810,191)
Other Income (Expense)		478,839		(9,324,587)
Net Loss		(386,027)		(13,134,778)
Interest, Taxes, Depreciation, Stock Compensation and Amortization		424,545		7,254,776
Non-GAAP Adjusted EBITDA	$	$ 38,518	$	$ (5,880,002)

Non-GAAP Adjusted EBITDA was net positive for the three months ended September 30, 2021 at $38,518 compared to the a loss of $5,880,002 for the three months ended September 30, 2020.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this Report. The Disclosure Controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial and accounting officer). Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation our Chief Executive Officer and Chief Financial Officer have concluded that, because of a material weakness in our internal control over financial reporting that existing at June 30, 2021 and had not been remediated by the end of the period covered by this Report, our disclosure controls and procedures were not effective as of the end of the period covered by this Report. This material weakness in the Company's internal control over financial reporting and the Company's remediation efforts are described below.

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

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should consider carefully the following risks, together with the risks specified in Item 1A of Part I of our Annual Report for the year ended June 30, 2021 and all the other information in this Report, including our condensed consolidated financial statements and notes thereto. If any of the following risks materializes, our operating results, financial condition and liquidity could be materially adversely affected. As a result, the trading price of our common stock could decline, and you could lose part or all of your investment.The following information updates should be read in conjunction with the information disclosed in Part 1, Item 1A, "Risk Factors," contained in our Annual Report for the year ended June 30, 2021. Except as disclosed below, there have been no material changes from the risk factors and uncertainties disclosed in our Annual Report for the year ended June 30, 2021.

We have incurred losses for the three months ended September 30, 2021 and 2020 and there can be no assurance that we will generate net income.

For the three months ended September 30, 2021 and 2020 we had a net loss of $386,027 and $13,134,778, respectively, and for the year ended June 30, 2021, we had a net loss of $24,434,336. For the year ended June 30, 2020, we had a net loss of $14,026,107. There can be no assurance that our losses will not continue in the future, even if our revenues and expenditures for the products and solutions we sell and distribute increase. In addition, as of September 30, 2021, we had stockholders' deficit of approximately $700,000 and cash used in operations of approximately $872,809. In addition, as of June 30, 2021, we had stockholders' deficit of approximately $1,400,000 and cash used in operations of approximately $6,300,000. These factors raise substantial doubt regarding our ability to continue as a going concern.

We require funds to operate and expand our business.

During the three months ended September 30, 2021, our operating activities used net cash of $872,809 and our cash and cash equivalents were $354,291. During the year ended June 30, 2021, our operating activities used net cash of approximately $6.3 million and our cash and cash equivalents were $541,591. As of September 30, 2021, our accumulated stockholders' deficit totaled approximately $48 million on a consolidated basis. Although we have been able to mitigate our losses during the three months ended September 30, 2021, we expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. We will require funds to purchase additional inventories, pay our vendors, and build our marketing and sales staff. If we do not succeed in raising additional funds on acceptable terms, we may be unable to expand our business and could default on our obligations. There can be no assurance that such financing will be available and that the equity interests of all of our stockholders would not be substantially diluted. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. Our ability to raise capital through the sale of securities may be limited by the rules of the SEC and the terms of the agreements that we enter into.  We currently do not have any committed sources of financing other than our line of credit, the Amended and Restated  Equity Purchase Agreement that we entered into with Tysadco Partners LLC on December 29, 2020, and accounts receivable factoring agreement, each of which requires us to meet certain conditions to utilize and there can be no assurance that we will meet those conditions.

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

COVID-19 pandemic-related risk may impact our exposure to global regulatory, geopolitical, and societal changes; rapid degradation of global economic conditions, creating an increase in the volatility and the timing and level of orders; supply chain disruptions, material shortages, and increases in the costs of components; changes in labor force availability, which could reduce our ability to operate across our business in development, sales and marketing, production, installation, and ongoing service and support; an increased risk being subjected to contract performance claims if we are unable to deliver according to the terms of our contract or commitments and cannot claim force majeure to mitigate or eliminate our exposure to such claims; increased geographic work restrictions that could impact our ability to market, sell, manufacture and/or install our products; an increase in our exposure to claims or litigation related to the pandemic; limitations on our ability to meet the terms of our bank credit agreements that cause restrictions on our ability to access the liquidity under such agreements; reduced access to and an increase in the cost of capital; reduced access to surety bonds or bank guarantees to secure customer orders; volatility and changes in foreign currency rates; delayed timing of collections and/or decreased collectability of receivables and contract assets; and a material reduction to the values of our assets including, but not limited to, inventory, deferred tax assets, goodwill, intangibles, and property and equipment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2021, we issued 2,500,000 shares of common stock for professional consulting services. The shares were valued at $32,750 upon issuance.

During the three months ended September 30, 2021, we issued 90,000,000 shares of common stock in exchange for proceeds under the Equity Purchase Agreement. These shares were valued at $1,091,000 upon issuance.

These sales were made pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"). The shares have not been registered under the Securities Act and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements of the Securities Act.

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

31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH*	XBRL Taxonomy Extension Schema*
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF*	XBRL Taxonomy Extension Definition Linkbase*
101.LAB*	XBRL Taxonomy Extension Label Linkbase*
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GALAXY NEXT GENERATION, INC.

Date: November 15, 2021

/s/ Gary LeCroy

Gary LeCroy

Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2021

/s/Magen McGahee

Magen McGahee

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)