Form 10-Q
period 2021-12-31
GALAXY NEXT GENERATION, INC.
filed 2022-02-14
CIK 1127993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

Large accelerated filer [ ] Non-accelerated filer [X ]	Accelerated filer [ ] Smaller reporting company [X] Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The number of shares outstanding of the issuer's Common Stock, as of February 11, 2022 was 3,492,086,272.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $19,833,487 as of December 31, 2021, based upon the average bid and asked price on the OTCQB.

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

PART I – FINANCIAL INFORMATION

Item 1 – Unaudited Condensed Consolidated Financial Statements and Footnotes

The following unaudited condensed consolidated financial statements are included herein:

Condensed Consolidated Balance Sheets as of December 31, 2021 (unaudited) and June 30, 2021 (audited)	3
Condensed Consolidated Statements of Operations for the Three and Six Months Ended December 31, 2021 and 2020 (unaudited)	4
Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the Six Months Ended December 31, 2021 (unaudited)	5
Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the Six Months Ended December 31, 2020 (unaudited)	6
Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2021 and 2020 (unaudited)	7-8
Notes to the Condensed Consolidated Financial Statements (unaudited)	9-25

GALAXY NEXT GENERATION, INC.
Condensed Consolidated Balance Sheets

	December 31, 2021	June 30, 2021
Assets	(Unaudited)	(Audited)
Current Assets
Cash	$ 354,727	$ 541,591
Accounts receivable, net	305,810	866,091
Inventories, net	1,379,853	3,267,667
Other current assets	3,950	3,950
Total Current Assets	2,044,340	4,679,299

Property and Equipment, net (Note 2)	370,057	86,812
Intangibles, net (Notes 1 and 12)	1,471,142	1,516,815
Goodwill (Note 1)	834,220	834,220
Operating right of use asset (Note 7)	222,336	208,051
Total Assets	$ 4,942,095	$ 7,325,197

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Line of credit (Note 3)	$ -	$ 991,598
Derivative liability, convertible debt features (Note 5)	-	1,842,000
Current portion long term notes payable (Note 4)	1,147,856	552,055
Accounts payable	634,057	830,433
Accrued expenses	589,898	213,772
Deferred revenue	137,351	453,862
Short term portion of related party notes and payables (Note 6)	1,296,310	3,471,755
Total Current Liabilities	3,805,472	8,355,475
Noncurrent Liabilities
Related party notes payable, less current portion (Note 6)	287,947	-
Notes payable, less current portion (Note 4)	774,558	405,007
Total Liabilities	4,867,977	8,760,482

Stockholders' Equity (Deficit)
Common stock	309,744	280,744
Preferred stock- Series E, non-redeemable	-	50
Preferred stock - Series F, non-redeemable	11	-
Additional paid-in-capital	50,543,538	46,215,049
Accumulated deficit	(50,779,175)	(47,931,128)
Total Stockholders' Equity (Deficit)	74,118	(1,435,285)

Total Liabilities and Stockholders' Equity (Deficit)	$ 4,942,095	$ 7,325,197

 See accompanying notes to the condensed consolidated financial statements (unaudited).

GALAXY NEXT GENERATION, INC.

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2021	2020	2021	2020
Revenues	$ 904,055	$ 798,793	$ 2,588,826	$ 1,977,006
Cost of Sales	848,099	471,063	1,866,862	1,304,240

Gross Profit	55,956	327,730	721,964	672,766

General and Administrative Expenses
Stock compensation and stock issued for services	-	13,200	32,750	2,776,200
Impairment expense	46,869	-	46,869	-
General and administrative	1,049,993	1,257,918	2,548,117	2,650,145
Total General and Administrative Expenses	1,096,862	1,271,118	2,627,736	5,426,345
Loss from Operations	(1,040,906)	(943,388)	(1,905,772)	(4,753,579)

Other Income (Expense)
Other Income (Expense)	5,878	-	5,878	-
Expenses related to convertible notes payable:
Change in fair value of derivative liability	834,000	(2,442,688)	1,842,000	(3,496,583)
Interest accretion	(15,540)	(366,667)	(24,290)	(766,603)
Interest expense related to Equity Purchase Agreement (Note 11)	(1,890,600)	(995,000)	(2,143,500)	(5,001,900)
Interest expense	(354,852)	(3,020,338)	(622,363)	(6,884,194)

Total Other Income (Expense)	(1,421,114)	(6,824,693)	(942,275)	(16,149,280)

Net Loss before Income Taxes	(2,462,020)	(7,768,081)	(2,848,047)	(20,902,859)

Income taxes (Note 9)	-	-	-	-

Net Loss	$ (2,462,020)	$ (7,768,081)	$ (2,848,047)	$ (20,902,859)

Net Basic and Fully Diluted Loss Per Share	$ (0.0007)	$ (0.0034)	$ (0.0009)	$ (0.0106)

Weighted average common shares outstanding
Basic	3,352,600,273	2,314,084,953	3,270,956,252	1,978,500,180
Fully diluted	3,352,600,620	2,776,901,944	3,270,956,598	3,205,073,044

See accompanying notes to the condensed consolidated financial statements (unaudited).

GALAXY NEXT GENERATION, INC.
Consolidated Statement of Changes in Stockholders' Equity (Deficit)
Six Months Ended December 31, 2021
(Unaudited)

	Common Stock		Preferred Stock Series E		Preferred Stock Series F			Additional		Total
	Shares	Amount	Shares	Amount	Shares	Amount		Paid-in Capital	Accumulated Deficit	Stockholders' Deficit
Balance July 1, 2021	3,139,882,882	$280,744	500,000	$ 50	-	$ -		$46,215,049	$(47,931,128)	$(1,435,285)

Common Stock issued for services	2,500,000	250	-	-	-	-		32,500	-	32,750

Common stock issued under Equity Purchase Agreement	225,000,000	22,500	-	-	-		-	2,121,000	-	2,143,500

Preferred Series F issued in exchange for debt	-	-	-	-	11,414	11		1,824,989	-	1,825,000

Retirement of Preferred Series E	-	-	(500,000)	(50)	-	-		-	-	(50)

Common stock cancelled	(50,000,000)	-	-	-	-	-		-	-	-

Commitment shares issued	62,500,000	6,250	-	-	-	-		350,000	-	356,250

Consolidated net loss	-	-	-	-	-	-		-	(2,848,047)	(2,848,047)
Balance, December 31, 2021	3,379,882,882	$309,744	-	$ -	11,414	$11		$50,543,538	$(50,779,175)	$74,118

See accompanying notes to the condensed consolidated financial statements (unaudited).

GALAXY NEXT GENERATION, INC.
Consolidated Statement of Changes in Stockholders' Equity (Deficit)
Six Months Ended December 31, 2020
(Unaudited)
							Total
	Common Stock		Preferred Stock - Class E		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, July 1, 2020	628,039,242	$ 59,539	$ 500,000	$ 50	$15,697,140	$ (23,496,792)	$ (7,740,063)

Common stock issued for services	105,750,000	10,375	-	-	2,765,625	-	2,776,000

Common stock issued for debt reduction	1,382,812,744	138,281	-	-	12,892,954	-	13,031,235

Issuance of common stock to warrant holders	249,792,217	-	-	-	-	-	-

Commitment shares issued	52,500,000	5,250	-	-	1,044,750	-	1,050,000

Common stock issued under Equity Purchase Agreement	242,000,000	24,200	-	-	3,927,700	-	3,951,900

Common stock issued as collateral	50,000,000	-	-	-	-	-	-

Common stock issued in acquisition	10,000,000	1,000	-	-	150,000	-	151,000

Consolidated net loss	-	-	-	-	-	(20,902,859)	(20,902,859)
Balance, December 31, 2020	2,720,894,203	$238,645	500,000	$ 50	$ 36,478,169	$ (44,399,651)	$ (7,682,787)

See accompanying notes to the condensed consolidated financial statements (unaudited).

GALAXY NEXT GENERATION, INC.
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended December 31,
	2021	2020
Cash Flows from Operating Activities
Net loss	$ (2,848,047)	$(20,902,859)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	241,785	177,529
Amortization of convertible debt discounts	24,290	247,702
Impairment expense	46,869	-
Change in fair value of derivative liability	(3,273,253)	4,126,813
Stock issued for services	32,961	2,786,775
Stock issued under Equity Purchase Agreement	2,166,000	11,893,497

Changes in assets and liabilities:
Accounts receivable	560,281	(401,935)
Inventories	1,887,814	(526,227)
Intangibles	-	(120,404)
Right of use assets	(14,285)	-
Accounts payable	(196,376)	(1,463,810)
Accrued expenses	376,126	(175,384)
Deferred revenue	(316,511)	(161,221)

Net cash provided by (used in) operating activities	(1,312,346)	(4,519,524)

Cash Flows from Investing Activities
Acquisition of business, net of cash	-	38,836
Capitalization of development costs	(221,430)	-
Purchases of property and equipment	(194,326)	-

Net cash (used in) provided by investing activities	(415,756)	38,836

Cash Flows from Financing Activities
Principal payments on notes payable	(157,364)	(932)
Payments on advances from stockholder, net	(18,500)	(121,663)
Proceeds from convertible notes payable	1,075,000	1,956,000
Proceeds from convertible notes payable related party	-	535,963
Payments on line of credit, net	(991,598)	(245,000)
Proceeds from sale of common stock under Equity Purchase Agreement	1,633,700	2,316,520

Net cash provided by financing activities	1,541,238	4,440,888

Net Decrease in Cash and Cash Equivalents	(186,864)	(39,800)

Cash, Beginning of Period	541,591	412,391
Cash, End of Period	$ 354,727	$ 372,591

Supplemental and Non Cash Disclosures
Noncash additions related to convertible debt	$ 25,000	$ 210,520

Cash paid for interest	$ 51,401	$ 35,888

Interest on shares issued under Equity Purchase Agreement	$ 2,143,500	$ 5,001,900

Related party note payable issued for acquisition of business	$ -	$ 194,526
Acquisition of goodwill and intangibles	$ -	$ 46,869
Stock issued for services	$ 32,750	$ 2,776,200

Property leased with financing lease	$ 97,253	$ 25,317

Change in fair value of derivatives	$ 1,842,000	$ 4,238,991

Common stock issued in exchange for convertible debt reduction	$ -	$ 4,117,650

Preferred stock issued in exchange for convertible debt reduction	$ 1,825,000	$ -

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

The Company’s common stock is traded on the over-the-counter public company traded under the stock symbol listing GAXY (formerly FLCR).

Capital Structure

The Company's capital structure is as follows:

	December 31, 2021
	Authorized	Issued	Outstanding
Common stock	4,000,000,000	3,379,882,882	3,379,844,257	$.0001 par value, one vote per share

Preferred stock	200,000,000	-	-	$.0001 par value, one vote per share

Preferred stock - Class A	750,000	-	-	$.0001 par value; no voting rights

Preferred stock - Class B	1,000,000	-	-	Voting rights of 10 votes for Preferred B share; 2% preferred dividend payable annually

Preferred stock - Class C	9,000,000	-	-	$.0001 par value; 500 votes per share, convertible to common stock

Preferred stock - Class F	15,000	11,414	11,414	$.001 par value; no voting rights, convertible to common stock at a fixed price of $0.37 per share; stated value is $1,000 per share

	June 30, 2021
	Authorized	Issued	Outstanding
Common stock	4,000,000,000	3,139,882,882	3,089,844,257	$.0001 par value, one vote per share

Preferred stock	200,000,000	-	-	$.0001 par value, one vote per share

Preferred stock - Class A	750,000	-	-	$.0001 par value; no voting rights

Preferred stock - Class B	1,000,000	-	-	Voting rights of 10 votes for 1 Preferred B share; 2% preferred dividend payable annually

Preferred stock - Class C	9,000,000	-	-	$.0001 par value; 500 votes per share, convertible to common stock

Preferred stock - Class D	1,000,000	-	-	$.0001 par value; no voting rights, convertible to common stock, mandatory conversion to common stock 18 months after issue

Preferred stock - Class E	500,000	500,000	500,000	$.0001 par value; no voting rights, convertible to common stock

There is no publicly traded market for the preferred shares.

The Preferred Series D and E were retired in December 2021. Preferred Series F certificate of designation was filed on February 10, 2022.

There are 434,891,143 common shares reserved at December 31, 2021 under terms of the convertible debt agreements, Stock Plan and Equity Purchase Agreement (see Notes 6, 11 and 13).

There are 104,764,231 issued common shares that are restricted as of December 31, 2021. The shares may become free-trading upon satisfaction of certain terms and regulatory conditions.

Supplier Agreement

Contract assets and contract liabilities are as follows:

	December 31, 2021	June 30, 2021
Contract assets	$ 12,409	$ 43,360
Contract liabilities	137,351	228,514

For the three months ended December 31, 2021 and 2020, the Company recognized $219,309 and $445,136 of revenues related to supplier agreements. For the six months ended December 31, 2021 and 2020, the Company recognized $637,746 and $500,075 of revenues related to supplier agreements.

Accounts Receivable

Management deemed no allowance for doubtful accounts was necessary at December 31, 2021 and June 30, 2021. At December 31, 2021 and June 30, 2021, $0 and $190,779 of total accounts receivable were considered unbilled and recorded as deferred revenue.

Inventories

Management estimates $67,635 of inventory reserves at December 31, 2021 and June 30, 2021, respectively.

Goodwill, Intangible Assets and Product Development Costs

Goodwill, intangible assets, and product development costs are comprised of the following at December 31, 2021:

	Cost	Accumulated Amortization	Net Book Value	Impairment	Total
Goodwill	$ 834,220	-	$834,220	-	$ 834,220
Finite-lived assets:
Customer list	$ 922,053	$ (376,351)	$ 545,702	$ (41,053)	$504,649
Vendor relationships	484,816	(215,550)	269,266	(5,816)	263,450
Capitalized product development cost	1,015,707	(312,664)	703,043	-	703,043
	$ 2,422,576	$ (904,565)	$ 1,518,011	$ (46,869)	$1,471,142

Goodwill, intangible assets, and product development costs are comprised of the following at June 30, 2021:

	Cost	Accumulated Amortization	Total
Goodwill	$ 834,220	$ -	$ 834,220
Finite-lived assets:
Customer list	$ 922,053	$ (314,166)	$ 607,887
Vendor relationships	484,816	(168,474)	316,342
Product development costs	790,118	(197,532)	592,586
	$ 2,196,987	$ (680,172)	$1,516,815

Intangible assets such as customer lists and vendor relationships are stated at the lower of cost or fair value. They are amortized on a straight-line basis over periods ranging from three to six years, representing the period over which the Company expects to receive future economic benefits from these assets. Amortization of these intangible assets amounted to $44,700 and $69,953 for the three months ended December 31, 2021 and 2020. Amortization of these intangible assets amounted to $118,243 and $137,953 for the six months ended December 31, 2021 and 2020.

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

Annual amortization expense is calculated based on the straight-line method over the product's estimated economic lives, which are typically three to six years. Amortization of product development costs incurred begins when the related products are available for general release to customers. Amortization of product development costs of $44,761 and $20,416 for the three months ended December 31, 2021 and 2020, and $115,134 and $32,927 for the six months ended December 31, 2021 and 2020, is included in cost of revenues in the Company's unaudited condensed consolidated statements of operations.

Estimated amortization expense related to finite-lived intangible assets for the next five years is: $555,920 for fiscal year 2023, $483,959 for fiscal year 2024, $314,272 for fiscal year 2025, $60,400 for fiscal year 2026, and $40,207 for fiscal year 2027 and $16,384 thereafter.

Recent Accounting Pronouncements

In January 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-01, “Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company adopted this ASU on July 1, 2021 with no significant impact on its unaudited condensed consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12") by removing certain exceptions to the general principles. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is permitted. Depending on the amendment, adoption may be applied on a retrospective, modified retrospective or prospective basis. The Company adopted this ASU on July 1, 2021 with no significant impact on its unaudited condensed consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity's Own Equity", which simplifies the accounting for certain convertible instruments, amends guidance on derivative scope exceptions for contracts in an entity's own equity and modifies the guidance on diluted EPS calculations as a result of these changes. The guidance in this ASU can be adopted using either a full or modified retrospective approach and becomes effective for annual reporting periods beginning after December 15, 2020, with early adoption permitted. The Company adopted this ASU on July 1, 2021 with no significant impact on its unaudited condensed consolidated financial statements.

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

Note 2 - Property and Equipment

Property and equipment are comprised of the following at:

	December 31, 2021	June 30, 2021
Vehicles	$ 212,658	$ 115,135
Building	201,823	-
Equipment	16,192	25,115
Leasehold improvements	31,000	31,000
Furniture and fixtures	28,321	25,085
	489,994	196,335
Accumulated depreciation	(119,937)	(109,523)

Property and equipment, net	$ 370,057	$ 86,812

Note 3 - Lines of Credit

The Company had $1,000,000 available under a line of credit bearing interest at prime plus 0.5% (3.75% at June 30, 2021) which expired October 29, 2021. The bank provided a 30-day grace period to repay the line to November 29, 2021. The line of credit was collateralized by certain real estate owned by stockholders and a family member of a stockholder, 7,026,894 shares of the Company's common stock owned by two stockholders, personal guarantees of two stockholders, and a key man life insurance policy. In addition, a 20% curtailment of the outstanding balance may occur any time prior to maturity. The outstanding balance was $0 and $991,598 at December 31, 2021 and June 30, 2021, respectively. The line of credit was completely paid off in November of 2021.

The Company has up to $1,000,000 available credit line under an accounts receivable factoring agreement through July 30, 2022. Total available credit under the factoring agreement was $ 989,680 and $1,000,000 as of December 31, 2021 and June 30, 2021, respectively. See Note 11.

Note 4 - Notes Payable

Long Term Notes Payable

	December 31, 2021	June 30, 2021

Note payable with a bank bearing interest at 4% and maturing on June 26, 2020. The note was renewed by the lender with a revised maturity of June 26, 2021 and an interest rate of 3%. In July 2021, the note was renewed by the lender with a revised maturity date of July 7, 2026. The renewal provides for monthly interest payments and a balloon payment of outstanding principal and interest at maturity. The note is collateralized by a certificate of deposit owned by a related party.

	$ 223,823	$ 237,039

Note payable to an investor bearing interest at 10% and maturing on January 13, 2022 with monthly installments of principal and interest of $45,294 beginning in June 2021.	100,845	348,456

Long term loan under Section 7(b) of the Economic Injury Disaster Loan program bearing interest at 3.75% and maturing in May 2050. Monthly installments of principal and interest of $731 begin upon notification by the SBA regarding note servicing.	150,000	150,000

Financing lease liabilities for offices and warehouses with monthly installments of $22,723 (ranging from $245 to $9,664) over terms expiring through December 2024.	222,336	208,051

Note payable with a finance company for delivery vehicle with monthly installments totaling $679 including interest at 8.99% over a 6 year term expiring in December 2025.	28,241	31,016

Note payable with a bank for delivery vehicle with monthly installments totaling $844 including interest at 6% over a 4 year term expiring in August 2025.	33,662	-

Note payable with a finance company for delivery vehicle with monthly installments totaling $948 including interest at 5.9% over a 6 year term expiring in January 2027.	56,717	-

Note payable to an investor bearing interest at 12% and maturing on May 26, 2023 with monthly installments of principal and interest of $120,185 beginning in May 2022.	1,222,222	-

Total Notes Payable	2,037,846	974,562

Less: Unamortized original issue discount	115,432	17,500

Current Portion of Notes Payable	1,147,856	552,055

Long-term Portion of Notes Payable	$ 774,558	$ 405,007

Future minimum principal payments on the long-term notes payable to unrelated parties are as follows:

Period ending December 31,
2022	$ 1,147,856
2023	513,508
2024	103,336
2025	86,431
2026	42,149
Thereafter	144,566
$ 2,037,846

Note 5 - Fair Value Measurements

The following table presents information about the liabilities that are measured at fair value on a recurring basis at December 31, 2021 and June 30, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

At December 31, 2021		Total	Level 1	Level 2	Level 3
	Derivative liability, convertible note features	$ -	$ -	$ -	$ -

At June 30, 2021		Total	Level 1	Level 2	Level 3

	Derivative liability, convertible note features	$1,842,000	$ -	$ -	$1,842,000

The Company measures the fair market value of the Level 3 liability components using the Monte Carlo model and projected discounted cash flows, as appropriate. These models were prepared by an independent third party and consider management's best estimate of the conversion price of the stock, an estimate of the expected time to conversion, an estimate of the stock's volatility, and the risk-free rate of return expected for an instrument with a term equal to the duration of the convertible note. In December 2021, the derivative liability was eliminated when we entered into an agreement to convert the convertible debt. (See Note 6).

The derivative liability was valued using the Monte Carlo pricing model with the following inputs:

At June 30, 2021
Risk-free interest rate:	0.17%
Expected dividend yield:	0.00%
Expected stock price volatility:	295.00%
Expected option life in years:	.037 to .70 years

The following table sets forth a reconciliation of changes in the fair value of the Company's convertible debt components classified as Level 3 in the fair value hierarchy at December 31, 2021 and June 30, 2021:

Balance at June 30, 2021	$1,842,000
Realized	(1,842,000)
Unrealized	-
Balance at December 31, 2021	$-

Balance at June 30, 2020	$246,612
Convertible securities at inception	4,000
Realized	(80,924)
Unrealized	1,672,312
Balance at June 30, 2021	$1,842,000

As of December 31, 2021 and June 30, 2021, the only asset required to be measured on a nonrecurring basis was goodwill and the fair value of the asset amounted to $834,220 using level 3 valuation techniques.

Note 6 - Related Party Transactions

Notes Payable

	December 31, 2021	June 30, 2021

Note payable to a stockholder in which the $200,000 principal plus $10,000 of interest was payable in December 2019. Borrowings under the note increased to $400,000 and the maturity was extended to November 13, 2021. The note bears interest at 6% per annum and is payable in cash or common stock, at the Company's option. If interest is paid in common stock, the conversion price will be the market price at the time of conversion. Principal on the note at maturity is convertible into 400,000 shares of Series D Preferred Stock. If principal is paid prior to maturity, the right of conversion is terminated. Extinguished by exchange for Series F Preferred Stock on December 28, 2021.

	-	$400,000

Fair value of unsecured notes payable to seller of Concepts and Solutions, a related party, bearing interest at 3% per year, payable in annual installments through November 30, 2021. Payment is subject to adjustment based on the achievement of minimum gross revenues and successful completion of certain pre-acquisition withholding tax issues of Concepts and Solutions.	1,030,079	1,030,079

Note payable to a stockholder in which the note principal plus 6% interest was payable on November 7, 2021. Note was amended in March 2020 by increasing the balance to $1,225,000. Interest is payable in cash or common stock, at the holder's option. If interest is paid in common stock, the conversion price was to be the market price at the time of conversion. Principal on the note at maturity is convertible into 1,225,000 shares of Series D Preferred Stock. If principal was paid prior to maturity, the right of conversion is terminated. Extinguished by exchange for Series F Preferred Stock on December 27, 2021.

	-	1,225,000

Note payable to a stockholder in which the note principal plus 6% interest is payable in November 13, 2021. Interest was payable in cash or common stock, at the Company's option. If interest was paid in common stock, the conversion price will be the market price at the time of conversion. Principal on the note at maturity is convertible into 200,000 shares of Series D Preferred Stock. If principal was paid prior to maturity, the right of conversion is terminated. Extinguished by exchange for Series F Preferred Stock on December 20, 2021.	-	200,000

Note payable to a stockholder in which the note principal plus interest at 15% is payable the earlier of 60 days after invoicing a certain customer, or April 2022 due to an extension granted by the lender. On December 23, 2021, an amendment extended the maturity to March 30, 2025, changed the interest rate to 10% with monthly payments of principal and interest of $8,823. The note is collateralized by a security interest in a certain customer purchase order.	385,000	385,000

Note payable related to the acquisition of Classroom Tech in which the note principal is payable in 2021 with no interest obligations, upon the shareholder’s resolution of a pre-acquisition liability with a bank.	125,690	155,690

Other short-term payables due to stockholders and related parties	43,488	75,986

Total Related Party Notes Payable and Other Payables	1,584,257	3,471,755
Current Portion of Related Party Notes Payable and Other Payables	1,296,310	3,471,755

Long-term Portion of Related Party Notes Payable and Other Payables	287,947	$ -

As of December 31, 2021, related party notes payable maturities are as follows:

Period ending December 31,
2022	$1,296,310
2023	105,876
2024	105,876
2025	76,195
$1,584,257

In December of 2021, $1,825,000 of related party convertible notes and 500,000 shares of Series E preferred stock were eliminated upon the execution of an agreement to exchange them for Series F preferred shares. In addition, the agreement of the exchange of the notes resulted in the elimination of the derivative liability related to the conversion features of the notes into Series D Preferred stock. The derivative liability was reduced by $1,842,000 resulting in additional paid in capital of approximately $1,825,000. On December 31, 2021, the recorded derivative liability is $0.

Related Party Leases

The Company leases property used in operations from a related party under terms of a financing lease. The term of the lease expires on December 31, 2021. The monthly lease payment is $9,664 plus maintenance and property taxes, as defined in the lease agreement. Rent expense for this lease was $28,992 and $4,500 for the three months ended December 31, 2021 and 2020, respectively and $57,984 and $9,000 for the six months ended December 31, 2021 and 2020 respectively.

Other Related Party Agreements

A related party collateralizes the Company's short-term note with a certificate of deposit in the amount of $274,900, held at the same bank. The related party will receive a $7,500 collateral fee for this service (see Note 4).

Note 7 - Lease Agreements

Financing Lease Agreements

The Company leases offices, warehouses and equipment under financing lease agreements with monthly installments of $22,723 (ranging from $245 to $9,664), expiring through December 2024.

Right-of-use assets:
Operating right-of-use assets	$222,336
Operating lease liabilities:
Current portion of long term payable	134,095
Financing leases payable, less current portion	82,594

Total operating lease liabilities	$216,689

As of December 31, 2021, financing lease maturities are as follows:

Period ending December 31,
2022	$134,095
2023	57,186
2024	25,408
$216,689

As of December 31, 2021, the weighted average remaining lease term was 1.67 years.

Note 8 – Equity

For the six month ended December 31, 2021:

During the six months ended December 31, 2021, the Company issued 2,500,000 shares of common stock for services.

During the six months ended December 31, 2021, the Company issued 225,000,000 shares of common stock in exchange for proceeds under the Equity Purchase Agreement. These shares were valued at $2,143,500 upon issuance.

During the six months ended December 31, 2021, the Company issued 62,500,000 shares of common stock as commitment shares in a structured loan agreement. These shares were valued at $356,250 upon issuance.

During the six months ended December 31, 2021, the Company cancelled 50,000,000 shares of common stock which were previously held as collateral for a line of credit.

During the six months ended December 31, 2021, the Company entered into exchange agreements to issue 11,414 shares of Preferred Series F stock.

During the six months ended December 31, 2021, the Company cancelled 500,000 shares of Preferred Series E stock.

For six month ended December 31, 2020:

During the six months ended December 31, 2020, the Company issued 105,750,000 shares of common stock for professional consulting services. These shares were valued at $2,776,200 upon issuance during the six months ended December 31, 2020.

During the six months ended December 31, 2020, the Company issused 1,382,812,744 shares of common stock for debt reduction. These shares were valued at $13,031,235 upon issuance during the six months ended December 31, 2020.

During the six months ended December 31, 2020, the Company issued 249,792,217 shares of common stock to warrant holders in six cashless transactions.

During the six months ended December 31, 2020, the Company issued 52,500,000 shares of common stock for commitment shares under the Equity Purchase Agreement. These shares were valued at $1,050,000 upon issuance during the six months ended December 31, 2020.

During the six months ended December 31, 2020, the Company issued 50,000,000 shares of common stock as collateral for the line of credit. The shares were held in the Company's name and serve as collateral for a line of credit with a bank.

During the six months ended December 31, 2020, the Company issued 10,000,000 shares of common stock for the acquisition of Classroom Technology Solutions, Inc. These shares were valued at $151,000 upon issuance during the six months ended December 31, 2020.

During the six months ended December 31, 2020, the Company issued 242,000,000 shares of common stock in exchange for proceeds under the Equity Purchase Agreement. These shares were valued at $3,951,900 upon issuance during the six months ended December 31, 2020

See the capital structure section in Note 1 for disclosure of the equity components included in the Company's consolidated financial statements.

Note 9 - Income Taxes

The Company's effective tax rate differed from the federal statutory income tax rate for the six months ended December 31, 2021 as follows:

Federal statutory rate	21%
State tax, net of federal tax effect	5.04%
Valuation allowance	-26%
Effective tax rate	0%

The Company had no federal or state income tax (benefit) for the six months ended December 31, 2021 or 2020.

The Company's deferred tax assets and liabilities as of December 31, 2021 and June 30, 2021, are summarized as follows:

		December 31, 2021	June 30, 2021

Federal
	Deferred tax assets	$ 11,226,100	$ 10,226,700
	Less valuation allowance	(11,226,100)	(10,226,700)
	Deferred tax liabilities	-	-
		-	-
State
	Deferred tax assets	2,837,200	2,730,800
	Less valuation allowance	(2,837,200)	(2,730,800)
	Deferred tax liabilities	-	-
		-	-
	Net Deferred Tax Assets	$ -	$ -

The Company's policy is to provide for deferred income taxes based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse. The Company has not generated taxable income and has not recorded any current income tax expense at December 31, 2021 and 2020, respectively.

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

The Company's deferred tax assets are primarily comprised of net operating losses ("NOL") that give rise to deferred tax assets. The NOL carryforwards expire over a range from 2022 to 2037, with certain NOL carryforwards that have no expiration. There is no tax benefit for goodwill impairment, which is permanently non-deductible for tax purposes. Additionally, due to the uncertainty of the utilization of NOL carry forwards, a valuation allowance equal to the net deferred tax assets has been recorded.

The significant components of deferred tax assets as of December 31, 2021 and June 30, 2021, are as follows:

	December 31, 2021	June 30, 2021
Net operating loss carryforwards	$ 13,675,000	$ 12,579,200
Valuation allowance	(14,063,300)	(12,957,500)
Goodwill	238,700	(20,400)
Property and equipment	(36,300)	251,600
Development costs	33,100	27,900
Intangible assets	106,300	72,900
Inventory allowance	17,600	17,800
Warranty accrual and other	28,200	28,500

Net Deferred Tax Assets	$ -	$ -

As of December 31, 2021, the Company does not believe that it has taken any tax positions that would require the recording of any additional tax liability nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next twelve months. As of December 31, 2021, the Company's income tax returns generally remain open for examination for three years from the date filed with each taxing jurisdiction.

Note 10 - Commitments, Contingencies, and Concentrations

Contingencies

Certain conditions may exist as of the date the unaudited condensed consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

On September 4, 2019, the Company recorded a pre-acquisition liability for approximately $591,000 relative to unpaid payroll tax liabilities and associated penalties and fees of Concepts and Solutions. The liability is included in the note payable to seller of $1,030,079 at December 31, 2021 and June 30, 2021 (Note 6).

Concentrations

Galaxy contracts the manufacture of its products with domestic and overseas suppliers. The Company's sales could be adversely impacted by a supplier's inability to provide Galaxy with an adequate supply of inventory. Galaxy has one vendor that accounted for approximately 36% of purchases as of December 31, 2021.

Galaxy has four customers that accounted for approximately 78% of accounts receivable at December 31, 2021 and two customers that accounted for approximately 73% of accounts receivable at June 30, 2021. Galaxy has two customers that accounted for approximately 69% of total revenue for the three months ended December 31, 2020. Galaxy has two customers that accounted for approximately 55% and three customers that accounted for approximately 51% of total revenue for the six months ended December 31, 2021 and 2020, respectively.

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

Equity Purchase Agreement

On May 31, 2020, the Company entered into a two year purchase agreement (the "Equity Purchase Agreement") with an investor, which was amended and restated on July 9, 2020 and then again on December 29, 2020. Pursuant to the terms of the Equity Purchase Agreement, the investor agreed to purchase up to $10 million of the Company's common stock (subject to certain limitations) from time to time during the term of the Equity Purchase Agreement. During the three months ended December 31, 2021 and 2020, the Company issued 90,000,000 and 68,938,679 shares of common stock to the investor in exchange for proceeds for working capital. During the six months ended December 31, 2021 and 2020, the Company issued 225,000,000 and 242,000,000 shares of common stock to the investor in exchange for proceeds for working capital.

Accounts Receivable Factoring Agreement

On July 30, 2020, the Company entered into a two-year accounts receivable factoring agreement with a financial services company to provide working capital. Pursuant the agreement, the financial services company will pay the Company the purchase price for the purchased accounts, an amount up to eighty percent (80%). Factoring fees are 2.5% of the face value of the account receivable sold to the factoring agent per month until collected. For collections over 90 days from the invoice date, the fee increases to 3.5%. The agreement contains a credit line of $1,000,000 and requires a minimum of $300,000 of factored receivables per calendar quarter. The agreement includes early termination fees and is guaranteed by the Company and the by two of the stockholders individually. The Company paid collection fees of $13,243 and $16,602 during the three months ended December 31, 2021 and 2020, respectively. The Company paid collection fees of $36,224 and $21,377 during the six months ended December 31, 2021 and 2020, respectively.

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

On January 1, 2020, the Company entered into an employment agreement with the Chief Finance Officer/Chief Operations Officer (CFO/COO) of the Company for a two-year term, which was amended on September 1, 2020. Under the amended employment agreement, the CFO/COO will receive annual compensation of $250,000, and an annual discretionary bonus based on profitability and revenue growth and preferred stock to maintain, together with the CEO, a minimum 25.5% of the total voting rights. The agreement includes a non-compete agreement and severance benefits of $72,000.

Supplier Agreement

The Company is party to a one-year supplier agreement to manufacture and sell audio products to a buyer. The initial order under this supplier agreement is for 4,000 units, at a discounted total price of $3,488,000, to be delivered over the agreement period. If the buyer does not meet the minimum floor of 4,000 units, then the contract becomes void and the buyer must pay the difference between the units sold and the total floor pricing of the $3,488,000. The buyer will pay tooling costs of $25 per unit shipped to them. The Company supplied 3,729 units under this agreement as of December 31, 2021, with 860 units during the six months ended December 31, 2021 and 245 of the units during the three months period ended December 31, 2021. The Company will continue to supply audio products under individual purchase orders after the initial order for 4,000 units is complete.

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
$ 345,526

Impairment expense relates to the Company's purchase price adjustment for the Classroom Tech acquisition on October 15, 2020.  During the acquisition, customer lists and vendor relationship intangible assets were recorded in the amount of $46,869. In October 2021, the Company moved its Florida operations to a new leased location.  Management discovered inventory items with missing parts that could not be sold.  As a result, the bonus payable of $30,000 to the seller of Classroom Tech was removed, the inventory was written down and the intangible assets were impaired.

Note 13 - Stock Plan

An Employee, Directors, and Consultants Stock Plan was established by the Company (the "Plan"). The Plan is intended to attract and retain employees, directors and consultants by aligning the economic interest of such individuals more closely with the Company's stockholders by paying fees or salaries in the form of shares of the Company's common stock. The 2020 Plan was effective September 16, 2020 and expired December 15, 2021. The 2019 Plan was effective December 13, 2018 and expired June 1, 2020. Common shares of 99,250,000 are reserved for stock awards under the Plans. There were 98,857,857 shares awarded under the Plans as of December 31, 2021 and June 30, 2021. No additional shares were awarded during the three or six months ended December 31, 2021.

Note 14 - Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had negative working capital of approximately $1,700,000, an accumulated deficit of approximately $51,000,000, and cash used in operations of approximately $1,300,000 at December 31, 2021. Shareholders equity increased by approximately $1,500,000 to almost break even at December 31, 2021.

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

Note 15 - Subsequent Events

On January 18, 2022, the Company issued 100,000,000 shares under a stock purchase agreement in exchange for $500,000.

On February 4, 2022 the Company issued 12,203,390 common shares for services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note on Forward Looking Statements

This Quarterly Report on Form 10-Q (this "Report") contains forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In particular statements regarding future events and the future results of Galaxy Next Generation, Inc., which we refer to as "we," "us," "our", "Galaxy," or the "Company," including but not limited to, statements regarding the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities and the timing of any such financing, our future results of operations and financial position, business strategy and plan prospects are forward-looking statements. These forward-looking statements are based on our current expectations, estimates, forecasts, and projections about our business, economic and market outlook, our results of operations, the industry in which we operate and the beliefs and assumptions of our management. Words such as "expects," "anticipates," "targets," "goals," "projects," "would," "will," "could," "may," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including the duration, extent, and impact of the COVID-19 pandemic, and our ability to successfully manage the demand, supply, and operational challenges associated with the COVID-19 pandemic. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled "Risk Factors" in Item 1A of Part II, Part I Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2021 (the "Annual Report"), and in other reports we file with the U.S. Securities and Exchange Commission (the "SEC"). In addition, many of the foregoing risks and uncertainties are, and could be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result of the pandemic. While forward-looking statements are based on reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, except as required by applicable law. We cannot at this time predict the extent of the impact of the COVID-19 pandemic and any resulting business or economic impact, but it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We were originally organized as a corporation in 2001. Our principal executive offices are located at 285 Big A Road Toccoa, Georgia 30577, and our telephone number is (706) 391-5030. Our website address is www.galaxynext.us. Information contained in our website does not form part of this Quarterly Report and is intended for informational purposes only.

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

The critical accounting policies and estimates that affect the condensed consolidated financial statements and the judgments and assumptions used are consistent with those described in Note 1 to our audited consolidated financial statements contained in our Annual Report.

Financial Results and Performance Metrics Overview

The table below presents an analysis of selected line items period-over-period in our interim Condensed Consolidated Statements of Operations for the periods indicated.

Revenue

Total revenues recognized were $904,055 and $798,793 for the three months ended December 31, 2021 and 2020, respectively, an increase of approximately 13%. Total revenues recognized were $2,588,826 and $1,977,006 for the six months ended December 31, 2021 and 2020 respectively, an increase of approximately 31%. Additionally, deferred revenue amounted to $137,351 and $453,862 as of December 31, 2021 and June 30, 2021, respectively. Revenues increased during the three months and six months ended December 31, 2021 due to the increase in the customer base for interactive panels and related products as well as additional revenues from OEM customers.

Cost of Sales and Gross Margin

Our cost of sales was $848,099 and $471,063 for the three months ended December 31, 2021 and 2020, respectively, an increase of approximately 80%. Our cost of sales was $1,866,862 and $1,304,240 for the six months ended December 31, 2021 and 2020, respectively, an increase of approximately 43%. Cost of sales consists primarily of manufacturing, freight, and installation costs. There are no significant overhead costs which impact cost of sales. Cost of sales increased from the three and six months ended December 31, 2021 due to increased cost incurred to support revenues related to new products and new relationships as well as an increase in freight cost.

General and Administrative

Six months ended	December 31, 2021	December 31, 2020
Stock compensation and stock issued for services	$ 32,750	$ 2,776,200
Impairment	46,869	-
General and administrative	2,548,117	2,650,145
Total General and Administrative Expenses	$ 2,627,736	$ 5,426,345

Total general and administrative expenses (including stock compensation expenses) were $1,096,862 and $1,271,118 for the three months ended December 31, 2021 and 2020, respectively. General and administrative expenses (including stock compensation expenses) were $2,627,736 and $5,426,345 for the six months ended December 31, 2021 and 2020, respectively, a decrease of approximately 52%.

Other Income (Expense)

Six months ended	December 31, 2021	December 31, 2020
Other Income	$ 5,878	$ -
Expenses related to convertible notes payable:
Change in fair value of derivative liability	1,842,000	(3,496,583)
Interest accretion	(24,290)	(766,603)
Interest related to equity purchase agreement	(2,143,500)	(5,001,900)
Interest expense	(622,363)	(6,884,194)

Total Other Income (Expense)	$ (942,275)	$ (16,149,280)

Interest expense amounted to $622,363 and $6,884,194 for the six months ended December 31, 2021 and 2020, respectively, a decrease of 90%. Interest expense of $2,143,500 during the six months ended December 31, 2021, was due to sales of our common stock to investors under the Equity Purchase Agreement in exchange for proceeds of $1,633,700. Reduced interest expense of $9,120,231 during the six months ended December 31, 2021, is attributed to the decrease in our overall debt.

The conversion features in our related party preferred convertible notes payable meet the definition of a derivative liability instrument because the conversion feature is for a variable number of shares at a variable price. As a result, the outstanding conversion features of the notes are recorded as a derivative liability at fair value and marked-to-market each period with the change in fair value charged or credited to income. A derivative liability of $0 and $1,842,000 is recorded at December 31, 2021 and June 30, 2021. The derivative liability was reduced due to the extinguishment of the related party preferred convertible notes by the agreed upon exchange for Series F Preferred Stock in December, 2021.

Net Loss for the Period

Net loss incurred for the three months ended December 31, 2021 and 2020 was $2,462,020 and $7,768,081, respectively, a decrease of approximately 68%. Net loss incurred for the six months ended December 31, 2021 and 2020 was $2,848,047 and $20,902,859, respectively, a decrease of approximately 86%. Noncash contributing factors for the net loss incurred for the three months ended December 31, 2021 and 2020 are as follows:

a). $13,200 and $2,776,000 represent consulting fees paid through the issuance of stock for the three months ended December 31, 2021 and 2020, respectively. $32,750 and $2,776,200 represent consulting fees paid through the issuance of stock for the six months ended December 31, 2021 and 2020, respectively.

b). Interest expenses related to the equity purchase agreement of $1,890,600 and $995,000 for the three months ended December 31, 2021 and 2020, respectively. Interest expense related to the equity purchase agreement of $2,143,500 and $5,001,900 for the six months ended December 31, 2021 and 2020, respectively.

c). Depreciation and amortization expenses related to intangibles and capitalized development costs of $92,661 and $90,369 for the three months ended December 31, 2021 and 2020, respectively. Depreciation and amortization expenses related to intangibles and capitalized development costs of $233,377 and $170,880 for the six months ended December 31, 2021 and 2020, respectively.

Liquidity and Capital Resources

Although our revenues generated from operations have become more sufficient, in order to support our operational activities our revenues we may still need to be supplemented by the proceeds from the issuance of securities, including equity and debt issuances. At December 31, 2021, we had a working capital deficit of $1,761,132 and an accumulated deficit of $50,779,175. As stated in Note 14 to the notes to the unaudited condensed consolidated financial statements included in this Report, our ability to continue as a going concern is dependent upon management's ability to raise capital from the sale of its equity and, ultimately, the achievement of sufficient operating revenues. We anticipate that our current cash and revenue generated from operations will be sufficient for day-to-ay operations; however, we anticipate that we will need additional capital for business expansion and new product development. If our revenues continue to be insufficient to support our operational activities, we intend to raise additional capital through the sale of equity securities or borrowings from financial institutions and possibly from related and nonrelated parties who may in fact lend to us on reasonable terms and ultimately generating sufficient revenue from operations. Our operating loss continues to shrink, and investments will allow us to continue for several months until sufficient revenue is met. Management believes that its actions to secure additional funding will allow us to continue as a going concern. We currently do not have any committed sources of financing other than our accounts receivable factoring agreement, each of which requires us to meet certain requirements to utilize. There can be no assurance that we will meet all or any of the requirements pursuant to our line of credit, our Equity Purchase Agreement, and accounts receivable factoring agreement, and therefore those financing options may be unavailable to us. There is no guarantee we will be successful in raising capital outside of our current sources, and if so, that we will be able to do so on favorable terms.

Our cash totaled $354,727 at December 31, 2021, as compared with $541,591 at June 30, 2021, a decrease of $186,864. Net cash of $1,312,346 and $415,756 was used in operations and investing activities, respectively, for the six months ended December 31, 2021. Cash used in operating activities for the six months ended December 31, 2021 was $1,312,346 as compared to $4,519,524 for the six month ended December 31, 2020. The decrease was primarily due to a decrease in inventories, accounts receivables, derivative liabilities and an overall decrease in operational expenses.

Net cash of $1,541,238 was provided from financing activities for the six months ended December 31, 2021, primarily due to proceeds from the Equity Purchase Agreement of $1,633,700 and proceeds of $1,075,000 from notes issued.

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

Off-Balance Sheet Arrangements

The Company did not have off-balance sheet arrangements or transactions as of and for the six months ended December 31, 2021 and 2020.

Non-GAAP Disclosure

To provide investors with additional insight and allow for a more comprehensive understanding of the information used by management in its financial and decision-making surrounding pro forma operations, Galaxy supplements its consolidated financial statements presented on a basis consistent with U.S. generally accepted accounting principles, or GAAP, Adjusted EBITDA as a non-GAAP financial measures of earnings. The tables below provide a reconciliation of the non-GAAP financial measures, presented herein, to the most directly comparable financial measures calculated and presented in accordance with GAAP. Adjusted EBITDA represents EBITDA (earnings before income taxes depreciation and amortization) . Galaxy management uses Adjusted EBITDA as financial measures to evaluate the profitability and efficiency of the business model. The Company uses these non-GAAP financial measures to assess the strength of the underlying operations of the business. These adjustments, and the non-GAAP financial measures that are derived from them, provide supplemental information to analyze our operations between periods and over time. Galaxy finds this especially useful when reviewing pro forma results of operations, which include large non-cash expenses including interest on the Equity Purchase Agreement, amortization of intangible assets and capitalized development costs and stock-based compensation. Investors should consider its non-GAAP financial measures in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP. The non-GAAP financial measures should not be considered superior to, as a substitute for, or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented.

Non-GAAP Adjusted EBITDA financial results for the three months ended December 31, 2021 and 2020:

During the three and six months ended December 31, 2021, we issued 135,000,000 and 225,000,000 shares of common stock respectively, in exchange for proceeds under the Equity Purchase Agreement. We received proceeds of $1,633,700 and recorded additional paid in capital of $2,121,000 upon issue.

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

Three months ended	December 31, 2021	December 31, 2020

Revenue	$ 904,055	$ 798,793
Gross Profit	55,956	327,730
General and Administrative Expenses	1,096,862	1,271,118
Loss from Operations	(1,040,906)	(943,388)
Other Income (Expense)	(1,421,114)	(6,824,693)
Net Loss	(2,462,020)	(7,768,081)
Interest, Taxes, Depreciation, Stock Compensation and Amortization	2,005,260	1,109,539
Non-GAAP Adjusted EBITDA	$ (456,760)	$ (6,658,542)

Non-GAAP Adjusted EBITDA was a loss of $456,760 for the three months ended December 31, 2021 compared to the loss of $6,658,542 for the three months ended December 31, 2020.

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

Remediation Measures

Management began to discontinue outsourcing its bookkeeping beginning July 1, 2021.  Outsourced bookkeeping was still utilized to a lesser extent for bookkeeping services through September 30, 2021 and we will continue to outsource the preparation of the Company's tax returns and tax provisions.

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

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should consider carefully the following risks, together with the risks specified in Item 1A of Part I of our Annual Report for the year ended June 30, 2021 and all the other information in this Report, including our condensed consolidated financial statements and notes thereto. If any of the following risks materializes, our operating results, financial condition and liquidity could be materially adversely affected. As a result, the trading price of our common stock could decline, and you could lose part or all of your investment. The following information updates should be read in conjunction with the information disclosed in Part 1, Item 1A, "Risk Factors," contained in our Annual Report for the year ended June 30, 2021. Except as disclosed below, there have been no material changes from the risk factors and uncertainties disclosed in our Annual Report for the year ended June 30, 2021.

We have incurred losses for the six months ended December 31, 2021 and 2020 and there can be no assurance that we will generate net income

For the three months ended December 31, 2021 and 2020 we had a net loss of $2,462,020 and $7,768,081, respectively. For the six months ended December 31, 2021 and 2020 we had a net loss of $2,848,047 and $20,902,859 respectively and for the year ended June 30, 2021, we had a net loss of $24,434,336. For the year ended June 30, 2020, we had a net loss of $14,026,107. There can be no assurance that our losses will not continue in the future, even if our revenues and expenditures for the products and solutions we sell and distribute increase. In addition, as of December 31, 2021, we had stockholders' equity of approximately $74,000 and cash used in operations of approximately $1,300,000. In addition, as of June 30, 2021, we had stockholders' deficit of approximately $1,400,000 and cash used in operations of approximately $6,300,000. These factors raise substantial doubt regarding our ability to continue as a going concern.

We require funds to operate and expand our business.

During the six months ended December 31, 2021, our operating activities used net cash of $1,312,346 and our cash was $354,727. During the year ended June 30, 2021, our operating activities used net cash of approximately $6.3 million and our cash and cash equivalents was $541,591. As of December 31, 2021, our accumulated deficit totaled approximately $51 million on a consolidated basis. Although we have been able to mitigate our losses during the three months ended December 31, 2021, we expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. We will require funds to purchase additional inventories, pay our vendors, and build our marketing and sales staff. If we do not succeed in raising additional funds on acceptable terms, we may be unable to expand our business and could default on our obligations. There can be no assurance that such financing will be available and that the equity interests of all of our stockholders would not be substantially diluted. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. Our ability to raise capital through the sale of securities may be limited by the rules of the SEC and the terms of the agreements that we enter into.  We currently do not have any committed sources of financing other than our accounts receivable factoring agreement, which requires us to meet certain conditions to utilize and there can be no assurance that we will meet those conditions.

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

Our ability to direct Tysadco Partners to purchase up to $10.0 million of shares of our common stock over a 24-month period is expired. We may need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

Our inability to access other financing sources, could have a material adverse effect on our business.

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

COVID-19 pandemic-related risks may impact our exposure to global regulatory, geopolitical, and societal changes; rapid degradation of global economic conditions, creating an increase in the volatility and the timing and level of orders; supply chain disruptions, material shortages, and increases in the costs of components; changes in labor force availability, which could reduce our ability to operate across our business in development, sales and marketing, production, installation, and ongoing service and support; an increased risk being subjected to contract performance claims if we are unable to deliver according to the terms of our contract or commitments and cannot claim force majeure to mitigate or eliminate our exposure to such claims; increased geographic work restrictions that could impact our ability to market, sell, manufacture and/or install our products; an increase in our exposure to claims or litigation related to the pandemic; limitations on our ability to meet the terms of our bank credit agreements that cause restrictions on our ability to access the liquidity under such agreements; reduced access to and an increase in the cost of capital; reduced access to surety bonds or bank guarantees to secure customer orders; volatility and changes in foreign currency rates; delayed timing of collections and/or decreased collectability of receivables and contract assets; and a material reduction to the values of our assets including, but not limited to, inventory, deferred tax assets, goodwill, intangibles, and property and equipment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the six month ended December 31, 2021:

During the six months ended December 31, 2021, the Company issued 2,500,000 shares of common stock for services.

During the six months ended December 31, 2021, the Company issued 225,000,000 shares of common stock in exchange for proceeds under the Equity Purchase Agreement. These shares were valued at $2,143,500 upon issuance.

During the six months ended December 31, 2021, the Company issued 62,500,000 shares of common stock as commitment shares in a structured loan agreement. These shares were valued at $356,250 upon issuance.

During the six months ended December 31, 2021, the Company cancelled 50,000,000 shares of common stock which were previously held as collateral for a line of credit.

During the six months ended December 31, 2021, the Company entered into exchange agreements to issue 11,414 shares of Preferred Series F stock.

During the six months ended December 31, 2021, the Company cancelled 500,000 shares of Preferred Series E stock.

For six month ended December 31, 2020:

During the six months ended December 31, 2020, the Company issued 105,750,000 shares of common stock for professional consulting services. These shares were valued at $2,776,200 upon issuance during the six months ended December 31, 2020.

During the six months ended December 31, 2020, the Company issused 1,382,812,744 shares of common stock for debt reduction. These shares were valued at $13,031,235 upon issuance during the six months ended December 31, 2020.

During the six months ended December 31, 2020, the Company issued 249,792,217 shares of common stock to warrant holders in six cashless transactions.

During the six months ended December 31, 2020, the Company issued 52,500,000 shares of common stock for commitment shares under the Equity Purchase Agreement. These shares were valued at $1,050,000 upon issuance during the six months ended December 31, 2020.

During the six months ended December 31, 2020, the Company issued 50,000,000 shares of common stock as collateral for the line of credit. The shares were held in the Company's name and serve as collateral for a line of credit with a bank.

During the six months ended December 31, 2020, the Company issued 10,000,000 shares of common stock for the acquisition of Classroom Technology Solutions, Inc. These shares were valued at $151,000 upon issuance during the six months ended December 31, 2020.

During the six months ended December 31, 2020, the Company issued 242,000,000 shares of common stock in exchange for proceeds under the Equity Purchase Agreement. These shares were valued at $3,951,900 upon issuance during the six months ended December 31, 2020

See the capital structure section in Note 1 for disclosure of the equity components included in the Company's consolidated financial statements.

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
3.3

Certificate of Designation for Series D Preferred Stock (incorporated herein by reference to Exhibit 3.3 to the Annual Report on Form 10-K, File No. 000-56006, filed with the Securities and Exchange Commission on filed on September 28, 2020)

3.4

Certificate of Designation for Series E Preferred Stock (incorporated herein by reference to Exhibit 3.4 to the Annual Report on Form 10-K, File No. 000-56006, filed with the Securities and Exchange Commission on filed on September 28, 2020)

3.5

Certificate of Designation of Series F Convertible Preferred Stock (incoporated herein by reference to Exhibit 3.1 to the Current Report on Forn 8-K filed with the Securities and Exchange Commission filed February 14, 2022).

10.1*	Exchange Agreement dated December 27, 2021 by and between Galaxy Next Generation, Inc and Watson Properties, LLC
10.2*	Exchange Agreement dated December 20, 2021 by and between Galaxy Next Generation, Inc and Mark Fulbright
10.3*	Exchange Agreement dated December 28, 2021 by and between Galaxy Next Generation, Inc and Carl Austin
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH+	Inline XBRL Taxonomy Extension Schema
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase
104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

+To be filed as an amended filing

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GALAXY NEXT GENERATION, INC.

Date: February 14, 2022

/s/ Gary LeCroy

Gary LeCroy

Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2022

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

Dated: February 14, 2022

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

Dated: February 14, 2022

Galaxy Next Generation, Inc.

By: /s/ Magen McGahee

Magen McGahee

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Quarterly Report on Form 10-Q of Galaxy Next Generation, Inc. (the "Company") for the quarter ending December 31, 2021, I, Gary LeCroy, Chief Executive Officer of the Company hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1.Such Quarterly Report on Form 10-Q for the fiscal quarter ending December 31, 2021, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such Quarterly Report on Form 10-Q for the quarter ending December 31, 2021, fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 14, 2022

Galaxy Next Generation, Inc.

By:/s/ Gary LeCroy

Gary LeCroy

Chief Executive Officer

(Principal Executive Officer)

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Quarterly Report on Form 10-Q of Galaxy Next Generation, Inc. (the "Company") for the quarter ending December 31, 2021, I, Magen McGahee, Chief Financial Officer of the Company hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1.Such Quarterly Report on Form 10-Q for the fiscal quarter ending December 31, 2021, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such Quarterly Report on Form 10-Q for the quarter ending December 31, 2021, fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 14, 2022

Galaxy Next Generation, Inc.

By:/s/ Magen McGahee

Magen McGahee

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)