Form 10-Q/A
period 2021-12-31
GALAXY NEXT GENERATION, INC.
filed 2022-02-15
CIK 1127993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

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

EXPLANATORY NOTE

The Amendment no. 1 to Form 10-Q is being file to include the iXBRL InteractiveTable Exhibits

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

PART I – FINANCIAL INFORMATION

Item 1 – Unaudited Condensed Consolidated Financial Statements and Footnotes

The following unaudited condensed consolidated financial statements are included herein:

Condensed Consolidated Balance Sheets as of December 31, 2021 (unaudited) and June 30, 2021 (audited)	3
Condensed Consolidated Statements of Operations for the Three and Six Months Ended December 31, 2021 and 2020 (unaudited)	4
Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the Six Months Ended December 31, 2021 (unaudited)	5
Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the Six Months Ended December 31, 2020 (unaudited)	6
Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2021 and 2020 (unaudited)	7-8
Notes to the Condensed Consolidated Financial Statements (unaudited)	9-25

GALAXY NEXT GENERATION, INC.

Condensed Consolidated Balance Sheets

	December 31, 2021	June 30, 2021
Assets	(Unaudited)	(Audited)
Current Assets
Cash	$354,727	$541,591
Accounts receivable, net	305,810	866,091
Inventories, net	1,379,853	3,267,667
Other current assets	3,950	3,950
Total Current Assets	2,044,340	4,679,299

Property and Equipment, net (Note 2)	370,057	86,812
Intangibles, net (Notes 1 and 12)	1,471,142	1,516,815
Goodwill (Note 1)	834,220	834,220
Operating right of use asset (Note 7)	222,336	208,051
Total Assets	$4,942,095	$7,325,197

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Line of credit (Note 3)	$-	$991,598
Derivative liability, convertible debt features (Note 5)	-	1,842,000
Current portion long term notes payable (Note 4)	1,147,856	552,055
Accounts payable	634,057	830,433
Accrued expenses	589,898	213,772
Deferred revenue	137,351	453,862
Short term portion of related party notes and payables (Note 6)	1,296,310	3,471,755
Total Current Liabilities	3,805,472	8,355,475
Noncurrent Liabilities
Related party notes payable, less current portion (Note 6)	287,947	-
Notes payable, less current portion (Note 4)	774,558	405,007
Total Liabilities	4,867,977	8,760,482

Stockholders' Equity (Deficit)
Common stock	309,744	280,744
Preferred stock - Series E, non-redeemable	-	50
Preferred stock - Series F, non-redeemable	11	-
Additional paid-in-capital	50,543,538	46,215,049
Accumulated deficit	(50,779,175)	(47,931,128)
Total Stockholders' Equity (Deficit)	74,118	(1,435,285)

Total Liabilities and Stockholders' Equity (Deficit)	$4,942,095	$7,325,197

See accompanying notes to the condensed consolidated financial statements (unaudited).

GALAXY NEXT GENERATION, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2021	2020	2021	2020
Revenues	$904,055	$798,793	$2,588,826	$1,977,006
Cost of Sales	848,099	471,063	1,866,862	1,304,240

Gross Profit	55,956	327,730	721,964	672,766

General and Administrative Expenses
Stock compensation and stock issued for services	-	13,200	32,750	2,776,200
Impairment expense	46,869	-	46,869	-
General and administrative	1,049,993	1,257,918	2,548,117	2,650,145

Total General and Administrative Expenses	1,096,862	1,271,118	2,627,736	5,426,345
Loss from Operations	(1,040,906)	(943,388)	(1,905,772)	(4,753,579)

Other Income (Expense)	5,878	-	5,878	-
Expenses related to convertible notes payable:
Change in fair value of derivative liability	834,000	(2,442,688)	1,842,000	(3,496,583)
Interest accretion	(15,540)	(366,667)	(24,290)	(766,603)
Interest expense related to Equity Purchase Agreement (Note 11)	(1,890,600)	(995,000)	(2,143,500)	(5,001,900)
Interest expense	(354,852)	(3,020,338)	(622,363)	(6,884,194)

Total Other Income (Expense)	(1,421,114)	(6,824,693)	(942,275)	(16,149,280)

Net Loss before Income Taxes	(2,462,020)	(7,768,081)	(2,848,047)	(20,902,859)

Income taxes (Note 9)	-	-	-	-

Net Loss	$(2,462,020)	$(7,768,081)	$(2,848,047)	$(20,902,859)

Net Basic and Fully Diluted Loss Per Share	$(0.0007)	$(0.0034)	$(0.0009)	$(0.0106)

Weighted average common shares outstanding
Basic	3,352,600,273	2,314,084,953	3,270,956,252	1,978,500,180
Fully diluted	3,352,600,620	2,776,901,944	3,270,956,598	3,205,073,044

See accompanying notes to the condensed consolidated financial statements (unaudited).

GALAXY NEXT GENERATION, INC.

Consolidated Statement of Changes in Stockholders' Equity (Deficit)

Six Months Ended December 31, 2021

(Unaudited)

	Common Stock		Preferred Stock Series E		Preferred Stock Series F		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, July 1, 2021	3,139,882,882	$280,744	500,000	$50	-	$-	$46,215,049	$(47,931,128)	$(1,435,285)

Common Stock issued for services	2,500,000	250	-	-	-	-	32,500	-	32,750

Common stock issued under Equity Purchase Agreement	225,000,000	22,500	-	-	-	-	2,121,000	-	2,143,500

Preferred Series F issued in exchange for debt	-	-	-	-	11,414	$11	1,824,989	-	1,825,000

Retirement of Preferred Series E	-	-	(500,000)	(50)	-	-	-	-	(50)

Common stock cancelled	(50,000,000)	-	-	-	-	-	-	-	-

Commitment shares issued	62,500,000	6,250	-	-	-	-	350,000	-	356,250

Consolidated net loss	-	-	-	-			-	(2,848,047)	(2,848,047)

Balance, December 31, 2021	3,379,882,882	$309,744	-	$-	$11,414	$11	$50,543,538	$(50,779,175)	$74,118

See accompanying notes to the condensed consolidated financial statements (unaudited).

GALAXY NEXT GENERATION, INC.

Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit)

Six Months Ended December 31, 2020

(Unaudited)

	Common Stock		Preferred Stock - Class E		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, July 1, 2020	628,039,242	$59,539	$500,000	$50	$15,697,140	$(23,496,792)	$(7,740,063)

Common stock issued for services	105,750,000	10,375	-	-	2,765,625	-	2,776,000

Common stock issued for debt reduction	1,382,812,744	138,281	-	-	12,892,954	-	13,031,235

Issuance of common stock to warrant holders	249,792,217	-	-	-	-	-	-

Commitment shares issued	52,500,000	5,250	-	-	1,044,750	-	1,050,000

Common stock issued under Equity Purchase Agreement	242,000,000	24,200	-	-	3,927,700	-	3,951,900

Common stock issued as collateral	50,000,000	-	-	-	-	-	-

Common stock issued in acquisition	10,000,000	1,000	-	-	150,000	-	151,000

Consolidated net loss	-	-	-	-	-	(20,902,859)	(20,902,859)

Balance, December 31, 2020	2,720,894,203	$238,645	500,000	$50	$36,478,169	$(44,399,651)	$(7,682,787)

See accompanying notes to the condensed consolidated financial statements (unaudited).

GALAXY NEXT GENERATION, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended December 31,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(2,848,047)	$(20,902,859)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	241,785	177,529
Amortization of convertible debt discounts	24,290	247,702
Impairment expense	46,869	-
Change in fair value of derivative liability	(3,273,253)	4,126,813
Stock issued for services	32,961	2,786,775
Stock issued under Equity Purchase Agreement	2,166,000	11,893,497

Changes in assets and liabilities:
Accounts receivable	560,281	(401,935)
Inventories	1,887,814	(526,227)
Intangibles	-	(120,404)
Right of use assets	(14,285)	-
Accounts payable	(196,376)	(1,463,810)
Accrued expenses	376,126	(175,384)
Deferred revenue	(316,511)	(161,221)
Net cash provided by (used in) operating activities	(1,312,346)	(4,519,524)

Cash Flows from Investing Activities
Acquisition of business, net of cash	-	38,836
Capitalization of development costs	(221,430)	-
Purchases of property and equipment	(194,326)	-

Net cash (used in) provided by investing activities	(415,756)	38,836

Cash Flows from Financing Activities
Principal payments on notes payable	(157,364)	(932)
Payments on advances from stockholder, net	(18,500)	(121,663)
Proceeds from convertible notes payable	1,075,000	1,956,000
Proceeds from convertible notes payable related party	-	535,963
Payments on line of credit, net	(991,598)	(245,000)
Proceeds from sale of common stock under Equity Purchase Agreement	1,633,700	2,316,520

Net cash provided by financing activities	1,541,238	4,440,888

Net Decrease in Cash and Cash Equivalents	(186,864)	(39,800)

Cash, Beginning of Period	541,591	412,391
Cash, End of Period	$354,727	$372,591

Supplemental and Non Cash Disclosures
Noncash additions related to convertible debt	$25,000	$210,520

Cash paid for interest	$51,401	$35,888

Interest on shares issued under Equity Purchase Agreement	$2,143,500	$5,001,900

Related party note payable issued for acquisition of business	$-	$194,526
Acquisition of goodwill and intangibles	$-	$46,869
Stock issued for services	$32,750	$2,776,200

Property leased with financing lease	$97,253	$25,317

Change in fair value of derivatives	$1,842,000	$4,238,991

Common stock issued in exchange for convertible debt reduction	$-	$4,117,650

Preferred stock issued in exchange for convertible debt reduction	$1,825,000	$-

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

Supplier Agreement

Contract assets and contract liabilities are as follows:

	December 31, 2021	June 30, 2021
Contract assets	$12,409	$43,360
Contract liabilities	137,351	228,514

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

Inventories

Management estimates $67,635 of inventory reserves at December 31, 2021 and June 30, 2021, respectively.

Goodwill, Intangible Assets and Product Development Costs

Goodwill, intangible assets, and product development costs are comprised of the following at December 31, 2021:

	Cost	Accumulated Amortization	Net Book Value	Impairment	Total
Goodwill	$834,220	$-	$834,220	$-	$834,220
Finite-lived assets:
Customer list	$922,053	$(376,351)	$545,702	$(41,053)	$504,649
Vendor relationships	484,816	(215,550)	269,266	(5,816)	263,450
Capitalized product development cost	1,015,707	(312,664)	703,043	-	703,043
	$2,422,576	$(904,565)	$1,518,011	$(46,869)	$1,471,142

Goodwill, intangible assets, and product development costs are comprised of the following at June 30, 2021:

	Cost	Accumulated Amortization	Total
Goodwill	$834,220	$-	$834,220
Finite-lived assets:
Customer list	$922,053	$(314,166)	$607,887
Vendor relationships	484,816	(168,474)	316,342
Product development costs	790,118	(197,532)	592,586
	$2,196,987	$(680,172)	$1,516,815

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

Note 2 - Property and Equipment

Property and equipment are comprised of the following at:

	December 31, 2021	June 30, 2021
Vehicles	$212,658	$115,135
Building	201,823	-
Equipment	16,192	25,115
Leasehold improvements	31,000	31,000
Furniture and fixtures	28,321	25,085
	489,994	196,335
Accumulated depreciation	(119,937)	(109,523)

Property and equipment, net	$370,057	$86,812

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

The Company has up to $1,000,000 available credit line under an accounts receivable factoring agreement through July 30, 2022. Total available credit under the factoring agreement was $989,680 and $1,000,000 as of December 31, 2021 and June 30, 2021, respectively. See Note 11.

Note 4 - Notes Payable

Long Term Notes Payable

	December 31, 2021	June 30, 2021
Note payable with a bank bearing interest at 4% and maturing on June 26, 2020. The note was renewed by the lender with a revised maturity of June 26, 2021 and an interest rate of 3%. In July 2021, the note was renewed by the lender with a revised maturity date of July 7, 2026. The renewal provides for monthly interest payments and a balloon payment of outstanding principal and interest at maturity. The note is collateralized by a certificate of deposit owned by a related party.	$223,823	$237,039

Note payable to an investor bearing interest at 10% and maturing on January 13, 2022 with monthly installments of principal and interest of $45,294 beginning in June 2021.	100,845	348,456

Long term loan under Section 7(b) of the Economic Injury Disaster Loan program bearing interest at 3.75% and maturing in May 2050. Monthly installments of principal and interest of $731 begin upon notification by the SBA regarding note servicing.	150,000	150,000

Financing lease liabilities for offices and warehouses with monthly installments of $22,723 (ranging from $245 to $9,664) over terms expiring through December 2024.	222,336	208,051

Note payable with a finance company for delivery vehicle with monthly installments totaling $679 including interest at 8.99% over a 6 year term expiring in December 2025.	28,241	31,016

Note payable with a bank for delivery vehicle with monthly installments totaling $844 including interest at 6% over a 4 year term expiring in August 2025.	33,662	-

Note payable with a finance company for delivery vehicle with monthly installments totaling $948 including interest at 5.9% over a 6 year term expiring in January 2027.	56,717	-

Note payable to an investor bearing interest at 12% and maturing on May 26, 2023 with monthly installments of principal and interest of $120,185 beginning in May 2022.	1,222,222	-

Total Notes Payable	2,037,846	974,562

Less: Unamortized original issue discount	115,432	17,500

Current Portion of Notes Payable	1,147,856	552,055

Long-term Portion of Notes Payable	$774,558	$405,007

Future minimum principal payments on the long-term notes payable to unrelated parties are as follows:

Period ending December 31,
2022	$1,147,856
2023	513,508
2024	103,336
2025	86,431
2026	42,149
Thereafter	144,566
$2,037,846

Note 5 - Fair Value Measurements

The following table presents information about the liabilities that are measured at fair value on a recurring basis at December 31, 2021 and June 30, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

At December 31, 2021
	Total	Level 1	Level 2	Level 3
Derivative liability, convertible note features	$-	$-	$-	$-

At June 30, 2021
	Total	Level 1	Level 2	Level 3
Derivative liability, convertible note features	$1,842,000	$-	$-	$1,842,000

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

	$-	$400,000

Fair value of unsecured notes payable to seller of Concepts and Solutions, a related party, bearing interest at 3% per year, payable in annual installments through November 30, 2021. Payment is subject to adjustment based on the achievement of minimum gross revenues and successful completion of certain pre-acquisition withholding tax issues of Concepts and Solutions.	1,030,079	1,030,079

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

	-	1,225,000

Note payable to a stockholder in which the note principal plus 6% interest is payable in November 13, 2021. Interest was payable in cash or common stock, at the Company's option. If interest was paid in common stock, the conversion price will be the market price at the time of conversion. Principal on the note at maturity is convertible into 200,000 shares of Series D Preferred Stock. If principal was paid prior to maturity, the right of conversion is terminated. Extinguished by exchange for Series F Preferred Stock on December 20, 2021.	-	200,000

Note payable to a stockholder in which the note principal plus interest at 15% is payable the earlier of 60 days after invoicing a certain customer, or April 2022 due to an extension granted by the lender. On December 23, 2021, an amendment extended the maturity to March 30, 2025, changed the interest rate to 10% with monthly payments of principal and interest of $8,823. The note is collateralized by a security interest in a certain customer purchase order.	385,000	385,000

Note payable related to the acquisition of Classroom Tech in which the note principal is payable in 2021 with no interest obligations, upon the shareholder’s resolution of a pre-acquisition liability with a bank.	125,690	155,690

Other short-term payables due to stockholders and related parties	43,488	75,986
Total Related Party Notes Payable and Other Payables	1,584,257	3,471,755
Current Portion of Related Party Notes Payable and Other Payables	1,296,310	3,471,755

Long-term Portion of Related Party Notes Payable and Other Payables	$287,947	$-

As of December 31, 2021, related party notes payable maturities are as follows:

Period ending December 31,
2022	$1,296,310
2023	105,876
2024	105,876
2025	76,195
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

Note 8 - Equity

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

See the capital structure section in Note 1 for disclosure of the equity components included in the Company's consolidated financial statements.

Note 9 - Income Taxes

The Company's effective tax rate differed from the federal statutory income tax rate for the six months ended December 31, 2021 as follows:

Federal statutory rate	21%
State tax, net of federal tax effect	5.04%
Valuation allowance	-26%
Effective tax rate	0%

The Company had no federal or state income tax (benefit) for the six months ended December 31, 2021 or 2020.

The Company's deferred tax assets and liabilities as of December 31, 2021 and June 30, 2021, are summarized as follows:

	December 31, 2021	June 30, 2021
Federal
Deferred tax assets	$11,226,100	$10,226,700
Less valuation allowance	(11,226,100)	(10,226,700)
Deferred tax liabilities	-	-
	-	-
State
Deferred tax assets	2,837,200	2,730,800
Less valuation allowance	(2,837,200)	(2,730,800)
Deferred tax liabilities	-	-
	-	-
Net Deferred Tax Assets	$-	$-

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

The significant components of deferred tax assets as of December 31, 2021 and June 30, 2021, are as follows:

	December 31, 2021	June 30, 2021

Net operating loss carryforwards	$13,675,000	$12,579,200
Valuation allowance	(14,063,300)	(12,957,500)
Goodwill	238,700	(20,400)
Property and equipment	(36,300)	251,600
Development costs	33,100	27,900
Intangible assets	106,300	72,900
Inventory allowance	17,600	17,800
Warranty accrual and other	28,200	28,500

Net Deferred Tax Assets	$-	$-

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

10.1

Exchange Agreement dated December 27, 2021 by and between Galaxy Next Generation, Inc and Watson Properties, LLC (incorporated herein as referenced filed as Exhibit 10.1 on Form 10-Q filed February 14, 2022).

10.2	Exchange Agreement dated December 20, 2021 by and between Galaxy Next Generation, Inc and Mark Fulbright (incorporated herein as referenced filed as Exhibit 10.2 on Form 10-Q filed February 14, 2022).
10.3	Exchange Agreement dated December 28, 2021 by and between Galaxy Next Generation, Inc and Carl Austin (incorporated herein as referenced filed as Exhibit 10.3 on Form 10-Q filed February 14, 2022).
31.1*	Amended Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Amended Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Amended Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Amended Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amended report to be signed on its behalf by the undersigned thereunto duly authorized.

GALAXY NEXT GENERATION, INC.

Date: February 15, 2022

/s/ Gary LeCroy

Gary LeCroy

Chief Executive Officer (Principal Executive Officer)

Date: February 15, 2022

/s/Magen McGahee

Magen McGahee

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)