Form 10-Q
period 2022-03-31
GALAXY NEXT GENERATION, INC.
filed 2022-05-16
CIK 1127993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares outstanding of the issuer's Common Stock, as of May 12, 2022 was 17,469,128.

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

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND FOOTNOTES

The following unaudited condensed consolidated financial statements are included herein:

Condensed Consolidated Balance Sheets as of March 31, 2022 (unaudited) and June 30, 2021 (audited)	3
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended March 31, 2022 and 2021 (unaudited)	4
Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the Nine Months Ended March 31, 2022 (unaudited)	5
Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the Nine Months Ended March 31, 2021 (unaudited)	6
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2022 and 2021 (unaudited)	7-8
Notes to the Condensed Consolidated Financial Statements (unaudited)	9-24

GALAXY NEXT GENERATION, INC.
Condensed Consolidated Balance Sheets

	March 31, 2022	June 30, 2021
Assets	(Unaudited)	(Audited)
Current Assets
Cash	$ 479,623	$ 541,591
Accounts receivable, net	659,101	866,091
Inventories, net	946,987	3,267,667
Other current assets	3,950	3,950
Total Current Assets	2,089,661	4,679,299

Property and Equipment, net (Note 2)	359,463	86,812
Intangibles, net (Notes 1 and 12)	1,475,989	1,516,815
Goodwill (Note 1)	834,220	834,220
Operating right of use asset (Note 7)	158,829	208,051
Total Assets	$ 4,918,162	$ 7,325,197

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Line of credit (Note 3)	$ -	$ 991,598
Derivative liability, convertible debt features (Note 5)	-	1,842,000
Current portion long term notes payable (Note 4)	2,011,550	552,055
Accounts payable	627,212	830,433
Accrued expenses	823,788	213,772
Deferred revenue	-	453,862
Short term portion of related party notes and payables (Note 6)	1,238,443	3,471,755
Total Current Liabilities	4,700,993	8,355,475
Noncurrent Liabilities
Related party notes payable, less current portion (Note 6)	279,124	-
Notes payable, less current portion (Note 4)	316,295	405,007
Total Liabilities	5,296,412	8,760,482

Stockholders' Equity (Deficit)
Common stock	320,964	280,744
Preferred stock- Series E, non-redeemable	-	50
Preferred stock - Series F, non-redeemable	11	-
Additional paid-in-capital	51,110,420	46,215,049
Accumulated deficit	(51,809,645)	(47,931,128)
Total Stockholders' Equity (Deficit)	(378,250)	(1,435,285)

Total Liabilities and Stockholders' Equity (Deficit)	$ 4,918,162	$ 7,325,197

 See accompanying notes to the condensed consolidated financial statements (unaudited).

GALAXY NEXT GENERATION, INC.

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2022	2021	2022	2021
Revenues	$ 1,268,447	$ 777,457	$ 3,857,273	$ 2,754,463
Cost of Sales	1,015,843	356,731	2,882,705	1,660,971

Gross Profit	252,604	420,726	974,568	1,093,492

General and Administrative Expenses
Stock compensation and stock issued for services	78,102	2,350	110,852	2,778,550
Impairment expense (Note 1)	-	-	46,869	-
General and administrative	1,126,705	1,697,410	3,627,953	4,347,555
Total General and Administrative Expenses	1,204,807	1,699,760	3,785,674	7,126,105
Loss from Operations	(952,203)	(1,279,034)	(2,811,106)	(6,032,613)

Other Income (Expense)
Other income, net	2,000	141,017	7,878	141,017
Expenses related to convertible notes payable:
Change in fair value of derivative liability	-	343,000	1,842,000	(3,153,583)
Interest accretion	(25,370)	-	(49,660)	(766,603)
Interest expense related to Equity Purchase Agreement (Note 11)	-	(1,805,687)	(2,143,500)	(6,807,587)
Interest expense	(101,766)	(289,585)	(724,129)	(7,173,779)

Total Other Income (Expense)	(125,136)	(1,611,255)	(1,067,411)	(17,760,535)

Net Loss before Income Taxes	(1,077,399)	(2,890,289)	(3,878,517)	(23,793,148)

Income taxes (Note 9)	-	-	-	-

Net Loss	$ (1,077,339)	$ (2,890,289)	$ (3,878,517)	$ (23,793,148)

Net Basic and Fully Diluted Loss Per Share	$ (0.0636)	$ (0.2048)	$ (0.2325)	$ (2.1424)

Weighted average common shares outstanding
Basic	16,939,276	14,144,032	16,679,847	11,106,013
Fully diluted	16,945,205	16,939,839	16,683,828	17,165,665

See accompanying notes to the condensed consolidated financial statements (unaudited).

GALAXY NEXT GENERATION, INC.
Consolidated Statement of Changes in Stockholders' Equity (Deficit)
Nine Months Ended March 31, 2022
(Unaudited)

	Common Stock (1)		Preferred Stock Series E		Preferred Stock Series F		Additional		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit
Balance July 1, 2021	15,699,414	$280,744	500,000	$ 50	-	$ -	$46,215,049	$(47,931,128)	$(1,435,285)

Common Stock issued for services	73,517	1,470	-	-	-	-	109,382	-	110,852

Common stock issued under Equity Purchase Agreement	1,625,000	32,500	-	-	-	-	2,611,000	-	2,643,500

Preferred Series F issued in exchange for debt	-	-	-	-	11,414	11	1,824,989	-	1,825,000

Retirement of Preferred Series E	-	-	(500,000)	(50)	-	-	-	-	(50)

Commitment shares issued	312,500	6,250	-	-	-	-	350,000	-	356,250

Cancellation of fractional shares of common stock resulting from reverse split (Note 1)	(241,303)	-	-	-	-	-	-	-	-

Consolidated net loss	-	-	-	-	-	-	-	(3,878,517)	(3,878,517)
Balance, March 31, 2022	17,469,128	$320,964	-	$ -	11,414	$11	$51,110,420	$(51,809,645)	$(378,250)

(1) All share amounts, including those in the accompanying notes, have been adjusted to reflect a 1:200 reverse split effective March 7, 2022.

See accompanying notes to the condensed consolidated financial statements (unaudited).

GALAXY NEXT GENERATION, INC.

Consolidated Statement of Changes in Stockholders' Equity (Deficit)
Nine Months Ended March 31, 2021
(Unaudited)

	Common Stock (1)		Preferred Stock - Class E		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, July 1, 2020	3,140,196	$ 59,539	500,000	$ 50	$15,697,140	$ (23,496,792)	$ (7,740,063)

Common stock issued for services	529,000	10,580	-	-	2,767,970	-	2,778,550

Common stock issued for debt reduction	6,914,064	138,281	-	-	12,892,954	-	13,031,235

Issuance of common stock to warrant holders	1,248,961	-	-	-	-	-	-

Commitment shares issued	287,500	5,750	-	-	1,171,250	-	1,177,000

Common stock issued under Equity Purchase Agreement	1,885,000	37,700	-	-	8,254,700	-	8,292,400

Common stock issued as collateral	250,000	-	-	-	-	-	-

Common stock issued in acquisition	50,000	1,000	-	-	150,000	-	151,000

Consolidated net loss	-	-	-	-	-	(23,793,148)	(23,793,148)
Balance, March 31, 2021	14,304,721	$252,850	500,000	$ 50	$ 40,934,014	$ (47,289,940)	$ (6,103,026)

(1) All share amounts, including those in the accompanying notes, have been adjusted to reflect a 1:200 reverse split effective March 7, 2022.

See accompanying notes to the condensed consolidated financial statements (unaudited).

GALAXY NEXT GENERATION, INC.

Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net loss	$ (3,878,517)	$ (23,793,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	387,421	278,949
Amortization of convertible debt discounts	49,660	265,953
Impairment expense	46,869	-
Change in fair value of derivative liability	(1,842,000)	3,827,600
Stock issued for services	(1,350,217)	2,789,130
Stock issued under Equity Purchase Agreement	2,676,000	13,826,684

Changes in assets and liabilities:
Accounts receivable	206,990	(472,892)
Inventories	2,320,680	(1,260,363)
Intangibles	(48,894)	-
Right of use assets	49,222	-
Accounts payable	(203,221)	(1,979,801)
Accrued expenses	610,016	62,253
Deferred revenue	(453,862)	(318,778)

Net cash used in operating activities	(1,429,853)	(6,774,413)

Cash Flows from Investing Activities
Acquisition of business, net of cash	-	38,836
Capitalization of development costs	(363,319)	(120,404)
Purchases of property and equipment	(194,326)	-

Net cash used in investing activities	(557,645)	(81,568)

Cash Flows from Financing Activities
Proceeds from notes payable	500,000	322,500
Principal payments on notes payable	(217,546)	(1,878)
Payments on advances from stockholder, net	(74,026)	(140,596)
Proceeds from convertible notes payable	1,075,000	1,956,000
Payments on convertible notes payable	-	(110,000)
Proceeds from convertible notes payable related party	-	543,613
Payments on line of credit, net	(991,598)	(245,000)
Proceeds from sale of common stock under Equity Purchase Agreement	1,633,700	4,851,333

Net cash provided by financing activities	1,925,530	7,185,972

Net Increase (Decrease) in Cash and Cash Equivalents	(61,968)	329,991

Cash, Beginning of Period	541,591	412,391
Cash, End of Period	$ 479,623	$ 742,382

Supplemental and Non Cash Disclosures
Noncash additions related to convertible debt	$ 78,750	$ 228,020

Cash paid for interest	$ 54,756	$ 163,314

Interest on shares issued under Equity Purchase Agreement	$ 2,143,500	$ 6,807,587

Related party note payable issued for acquisition of business	$ -	$ 194,526
Acquisition of goodwill and intangibles	$ -	$ 46,869
Stock issued for services	$ 110,852	$ 2,778,550

Property leased with financing lease	$ 97,253	$ 25,317

Change in fair value of derivatives	$ 1,842,000	$ 3,895,991

Common stock issued in exchange for convertible debt reduction	$ -	$ 4,117,650

Preferred stock issued in exchange for convertible debt reduction	$ 1,825,000	$ -

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

Basis of Presentation and Interim Financial Information

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission (the "SEC") pertaining to interim financial information. Accordingly, these interim financial statements do not include all information or footnote disclosures required by GAAP for complete financial statements and, therefore, should be read in conjunction with the Consolidated Financial Statements and notes thereto in the Company’s  June 30, 2021 Annual Report on Form 10-K and other current filings with the SEC. In the opinion of management, all adjustments, consisting of those of a normal recurring nature, necessary to present fairly the results of the periods presented have been included. The results of operations for the interim periods presented may not necessarily be indicative of the results to be expected for the full year.

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

Reverse Stock Split

Unless otherwise noted, all share and per share data referenced in the consolidated financial statements and the notes thereto have been retroactively adjusted to reflect the one-for-two hundred reverse stock split effective March 4, 2022 of our authorized and outstanding shares of common stock. As a result of the reverse stock split, certain amounts in the consolidated financial statements and the notes thereto may be slightly different than previously reported due to rounding of fractional shares, and certain amounts within the consolidated balance sheets were reclassified between common stock and additional paid-in capital.

Capital Structure

The Company's capital structure is as follows:

	March 31, 2022
	Authorized	Issued	Outstanding
Common stock	20,000,000	17,469,128	17,430,503	$.0001 par value, one vote per share

Preferred stock	200,000,000	-	-	$.0001 par value, one vote per share

Preferred stock - Class A	750,000	-	-	$.0001 par value; no voting rights

Preferred stock - Class B	1,000,000	-	-	Voting rights of 10 votes for Preferred B share; 2% preferred dividend payable annually

Preferred stock - Class C	9,000,000	-	-	$.0001 par value; 500 votes per share, convertible to common stock

Preferred stock - Class F	15,000	11,414	11,414	$.001 par value; no voting rights, convertible to common stock at a fixed price of $0.37 per share; stated value is $1,000 per share

	June 30, 2021
	Authorized	Issued	Outstanding
Common stock	20,000,000	15,699,414	15,449,221	$.0001 par value, one vote per share

Preferred stock	200,000,000	-	-	$.0001 par value, one vote per share

Preferred stock - Class A	750,000	-	-	$.0001 par value; no voting rights

Preferred stock - Class B	1,000,000	-	-	Voting rights of 10 votes for 1 Preferred B share; 2% preferred dividend payable annually

Preferred stock - Class C	9,000,000	-	-	$.0001 par value; 500 votes per share, convertible to common stock

Preferred stock - Class D	1,000,000	-	-	$.0001 par value; no voting rights, convertible to common stock, mandatory conversion to common stock 18 months after issue

Preferred stock - Class E	500,000	500,000	500,000	$.0001 par value; no voting rights, convertible to common stock

There is no publicly traded market for the preferred shares.

The Preferred Series D and E were retired in December 2021.

There are 5,295,849 common shares reserved at March 31, 2022 under terms of convertible debt agreements, the Stock Plan and the Amended and Restated Equity Purchase Agreement, dated December 29, 2020, with Tysadco Partners LLC ( the “Equity Purchase Agreement”) (see Notes 6, 11 and 13).

There are 1,084,861 issued common shares that are restricted as of March 31, 2022. The shares may become free-trading upon satisfaction of certain terms and regulatory conditions.

Supplier Agreement

Contract assets and contract liabilities are as follows:

	March 31, 2022	June 30, 2021
Contract assets	$ 436,930	$ 43,360
Contract liabilities	-	228,514

For the three months ended March 31, 2022 and 2021, the Company recognized $463,301 and $214,992 of revenues related to supplier agreements. For the nine months ended March 31, 2022 and 2021, the Company recognized $1,116,219 and $715,067 of revenues related to supplier agreements.

Accounts Receivable

Management deemed no allowance for doubtful accounts was necessary at March 31, 2022 and June 30, 2021. At March 31, 2022 and June 30, 2021, $0 and $190,779 of total accounts receivable were considered unbilled and recorded as deferred revenue.

Inventories

Management estimates $67,635 of inventory reserves at March 31, 2022 and June 30, 2021, respectively.

Goodwill, Intangible Assets and Product Development Costs

Goodwill, intangible assets, and product development costs are comprised of the following at March 31, 2022:

	Cost	Accumulated Amortization	Net Book Value	Impairment	Total
Goodwill	$ 834,220	-	$834,220	-	$ 834,220
Finite-lived assets:
Customer list	$ 922,053	$ (420,401)	$ 501,652	$ (41,053)	$460,599
Vendor relationships	484,816	(239,500)	245,316	(5,816)	239,500
Capitalized product development cost	1,157,596	(381,706)	775,890	-	775,890
	$ 2,564,465	$ (1,041,607)	$ 1,522,858	$ (46,869)	$1,475,989

Goodwill, intangible assets, and product development costs are comprised of the following at June 30, 2021:

	Cost	Accumulated Amortization	Total
Goodwill	$ 834,220	$ -	$ 834,220
Finite-lived assets:
Customer list	$ 922,053	$ (314,166)	$ 607,887
Vendor relationships	484,816	(168,474)	316,342
Product development costs	790,118	(197,532)	592,586
	$ 2,196,987	$ (680,172)	$1,516,815

Intangible assets such as customer lists and vendor relationships are stated at the lower of cost or fair value. They are amortized on a straight-line basis over periods ranging from three to six years, representing the period over which the Company expects to receive future economic benefits from these assets. Amortization of these intangible assets amounted to $68,000 and $70,343 for the three months ended March 31, 2022 and 2021. Amortization of these intangible assets amounted to $186,243 and $208,296 for the nine months ended March 31, 2022 and 2021.

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

Annual amortization expense is calculated based on the straight-line method over the product's estimated economic lives, which are typically three to six years. Amortization of product development costs incurred begins when the related products are available for general release to customers. Amortization of product development costs of $69,042 and $26,436 for the three months ended March 31, 2022 and 2021, and $184,176 and $59,364 for the nine months ended March 31, 2022 and 2021, is included in cost of revenues in the Company's unaudited condensed consolidated statements of operations.

Estimated amortization expense related to finite-lived intangible assets for the next five years is: $603,836 for fiscal year 2023, $470,584 for fiscal year 2024, $272,139 for fiscal year 2025, $60,292 for fiscal year 2026, and $44,389 for fiscal year 2027 and $24,748 thereafter.

Recent Accounting Pronouncements

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

Note 2 - Property and Equipment

Property and equipment are comprised of the following at:

	March 31, 2022	June 30, 2021
Vehicles	$ 212,658	$ 115,135
Building	201,823	-
Equipment	16,192	25,115
Leasehold improvements	31,000	31,000
Furniture and fixtures	28,321	25,085
	489,994	196,335
Accumulated depreciation	(130,531)	(109,523)

Property and equipment, net	$ 359,463	$ 86,812

Note 3 - Lines of Credit

The Company had $1,000,000 available under a line of credit bearing interest at prime plus 0.5% (3.75% at June 30, 2021) which expired October 29, 2021. The bank provided a 30-day grace period to repay the line to November 29, 2021. The line of credit was collateralized by certain real estate owned by stockholders and a family member of a stockholder, 7,026,894 shares of the Company's common stock owned by two stockholders, personal guarantees of two stockholders, and a key man life insurance policy. In addition, a 20% curtailment of the outstanding balance may occur any time prior to maturity. The outstanding balance was $0 and $991,598 at March 31, 2022 and June 30, 2021, respectively. The line of credit was completely paid off in November of 2021.

The Company has up to $1,000,000 available credit line under an accounts receivable factoring agreement through July 30, 2022. Total available credit under the factoring agreement was $989,680 and $1,000,000 as of March 31, 2022 and June 30, 2021, respectively. See Note 11.

Note 4 - Notes Payable

Long Term Notes Payable

	March 31, 2022	June 30, 2021

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

	$ 215,526	$ 237,039

Note payable to an investor bearing interest at 10% and maturing on January 13, 2022 with monthly installments of principal and interest of $45,294 beginning in June 2021. This note was paid in full on May 2, 2022.	55,551	348,456

Long term loan under Section 7(b) of the Economic Injury Disaster Loan program bearing interest at 3.75% and maturing in May 2050. Monthly installments of principal and interest of $731 begin upon notification by the SBA regarding note servicing. In March 2022, SBA deferred maturity for 30 months from the date of the note. Revised maturity date is November 2052.	150,000	150,000

Financing lease liabilities for offices and warehouses with monthly installments of $22,723 (ranging from $245 to $9,664) over terms expiring through December 2024.	158,829	208,051

Note payable with a finance company for delivery vehicle with monthly installments totaling $679 including interest at 8.99% over a 6 year term expiring in December 2025.	26,921	31,016

Note payable with a bank for delivery vehicle with monthly installments totaling $844 including interest at 6% over a 4 year term expiring in August 2025.	31,281	-

Note payable with a finance company for delivery vehicle with monthly installments totaling $948 including interest at 5.9% over a 6 year term expiring in January 2027.	53,827	-

Note payable to an investor bearing interest at 12% and maturing on May 26, 2023 with monthly installments of principal and interest of $120,185 beginning in May 2022.	1,222,222	-

Note payable to an investor bearing interest at 12% and maturing March 18, 2023. Monthly installments of $22,558 beginning May 2022.	228,200	-

Note payable to an investor bearing interest at 12% and maturing February 28, 2023. Monthly installments of $30,000 beginning May 2021.	360,000	-

Total Notes Payable	2,502,357	974,562

Less: Unamortized original issue discount	174,512	17,500

Current Portion of Notes Payable	2,011,550	552,055

Long-term Portion of Notes Payable	$ 316,295	$ 405,007

Future minimum principal payments on the long-term notes payable to unrelated parties are as follows:

Period ending March 31,
2023	$ 2,011,550
2024	144,344
2025	97,660
2026	76,067
2027	172,736
$ 2,502,357

Note 5 - Fair Value Measurements

The following table presents information about the liabilities that are measured at fair value on a recurring basis at March 31, 2022 and June 30, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

At March 31, 2022		Total	Level 1	Level 2	Level 3
	Derivative liability, convertible note features	$ -	$ -	$ -	$ -

At June 30, 2021		Total	Level 1	Level 2	Level 3

	Derivative liability, convertible note features	$1,842,000	$ -	$ -	$1,842,000

The Company measures the fair market value of the Level 3 liability components using the Monte Carlo model and projected discounted cash flows, as appropriate. These models were prepared by an independent third party and consider management's best estimate of the conversion price of the stock, an estimate of the expected time to conversion, an estimate of the stock's volatility, and the risk-free rate of return expected for an instrument with a term equal to the duration of the convertible note. In December 2021, the derivative liability was eliminated when the Company entered into an agreement to convert the convertible debt into preferred stock. (See Note 6).

The derivative liability was valued using the Monte Carlo pricing model with the following inputs:

At June 30, 2021
Risk-free interest rate:	0.17%
Expected dividend yield:	0.00%
Expected stock price volatility:	295.00%
Expected option life in years:	.037 to .70 years

The following table sets forth a reconciliation of changes in the fair value of the Company's convertible debt components classified as Level 3 in the fair value hierarchy at March 31, 2022 and June 30, 2021:

Balance at June 30, 2021	$1,842,000
Realized	(1,842,000)
Unrealized	-
Balance at March 31, 2022	$-

Balance at June 30, 2020	$246,612
Convertible securities at inception	4,000
Realized	(80,924)
Unrealized	1,672,312
Balance at June 30, 2021	$1,842,000

As of March 31, 2022 and June 30, 2021, the only asset required to be measured on a nonrecurring basis was goodwill and the fair value of the asset amounted to $834,220 using level 3 valuation techniques.

Note 6 - Related Party Transactions

Notes Payable

	March 31, 2022	June 30, 2021

Note payable to a stockholder in which the $200,000 principal plus $10,000 of interest was payable in December 2019. Borrowings under the note increased to $400,000 and the maturity was extended to November 13, 2021. The note bears interest at 6% per annum and is payable in cash or common stock, at the Company's option. If interest is paid in common stock, the conversion price will be the market price at the time of conversion. Principal on the note at maturity was convertible into 400,000 shares of Series D Preferred Stock. If principal was paid prior to maturity, the right of conversion would be terminated. Extinguished by exchange for Series F Preferred Stock on December 28, 2021.

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

Note payable to a stockholder in which the note principal plus 6% interest was payable on November 7, 2021. Note was amended in March 2020 by increasing the balance to $1,225,000. Interest is payable in cash or common stock, at the holder's option. If interest is paid in common stock, the conversion price was to be the market price at the time of conversion. Principal on the note at maturity was convertible into 1,225,000 shares of Series D Preferred Stock. If principal was paid prior to maturity, the right of conversion would be terminated. Extinguished by exchange for Series F Preferred Stock on December 27, 2021.

	-	1,225,000

Note payable to a stockholder in which the note principal plus 6% interest is payable in November 13, 2021. Interest was payable in cash or common stock, at the Company's option. If interest was paid in common stock, the conversion price would be the market price at the time of conversion. Principal on the note at maturity was convertible into 200,000 shares of Series D Preferred Stock. If principal was paid prior to maturity, the right of conversion would be terminated. Extinguished by exchange for Series F Preferred Stock on December 20, 2021.	-	200,000

Note payable to a stockholder in which the note principal plus interest at 15% is payable the earlier of 60 days after invoicing a certain customer, or April 2022 due to an extension granted by the lender. On December 23, 2021, an amendment extended the maturity to March 30, 2025, changed the interest rate to 10% with monthly payments of principal and interest of $8,823 begining in June 2022. The note is collateralized by a security interest in a certain customer purchase order.	385,000	385,000

Note payable related to the acquisition of Classroom Tech in which the note principal is payable in 2021 with no interest obligations, upon the shareholder’s resolution of a pre-acquisition liability with a bank.	70,000	155,690

Other short-term payables due to stockholders and related parties	32,488	75,986

Total Related Party Notes Payable and Other Payables	1,517,567	3,471,755
Current Portion of Related Party Notes Payable and Other Payables	1,238,443	3,471,755

Long-term Portion of Related Party Notes Payable and Other Payables	$ 279,124	$ -

As of March 31, 2022, related party notes payable maturities are as follows:

Period ending March 31,
2023	$1,238,443
2024	105,876
2025	173,248
$1,517,567

In December of 2021, $1,825,000 of related party convertible notes and 500,000 shares of Series E preferred stock were eliminated upon the execution of an agreement to exchange them for Series F preferred shares. In addition, the agreement of the exchange of the notes resulted in the elimination of the derivative liability related to the conversion features of the notes into Series D Preferred stock. The derivative liability was reduced by $1,842,000 resulting in additional paid in capital of approximately $1,825,000. On March 31, 2022, the recorded derivative liability is $0.

Related Party Leases

The Company leases property used in operations from a related party under terms of a financing lease. The term of the lease expired on December 31, 2021 and is continuing on a month to month basis. The monthly lease payment is $9,664 plus maintenance and property taxes, as defined in the lease agreement. Rent expense for this lease was $28,992 and $89,500 for the three months ended March 31, 2022 and 2021, respectively and $86,976 and $98,500 for the nine months ended March 31, 2022 and 2021 respectively.

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

Right-of-use assets:
Operating right-of-use assets	$158,829
Operating lease liabilities:
Current portion of long term payable	92,900
Financing leases payable, less current portion	65,929

Total operating lease liabilities	$158,829

As of March 31, 2022, financing lease maturities are as follows:

Period ending March 31,
2023	$92,900
2024	47,776
2025	18,153
$158,829

As of March 31, 2022, the weighted average remaining lease term was 1.42 years.

Note 8 – Equity

All share amounts have been adjusted to reflect a 1:200 reverse split effective March 7, 2022.

For the nine months ended March 31, 2022:

During the nine months ended March 31, 2022, the Company issued 73,517 shares of common stock for services.

During the nine months ended March 31, 2022, the Company issued 1,625,000 shares of common stock in exchange for proceeds under the Equity Purchase Agreement. These shares were valued at $2,643,500 upon issuance.

During the nine months ended March 31, 2022, the Company issued 312,500 shares of common stock as commitment shares in a structured loan agreement. These shares were valued at $356,250 upon issuance.

During the nine months ended March 31, 2022, the Company cancelled 241,303 shares of common stock representing fractional shares resulting from the 200:1 reverse split.

During the nine months ended March 31, 2022, the Company entered into exchange agreements to issue 11,414 shares of Preferred Series F stock.

During the nine months ended March 31, 2022, the Company cancelled 500,000 shares of Preferred Series E stock.

For the nine months ended March 31, 2021:

During the nine months ended March 31, 2021, the Company issued 529,000 shares of common stock for professional consulting services. These shares were valued at $2,778,550 upon issuance during the nine months ended March 31, 2021.

During the nine months ended March 31, 2021, the Company issued 6,914,064 shares of common stock for debt reduction. These shares were valued at $13,031,235 upon issuance during the nine months ended March 31, 2021.

During the nine months ended March 31, 2021, the Company issued 1,248,961 shares of common stock to warrant holders in six cashless transactions.

During the nine months ended March 31, 2021, the Company issued 287,500 shares of common stock for commitment shares under the Equity Purchase Agreement. These shares were valued at $1,177,000 upon issuance during the nine months ended March 31, 2021.

During the nine months ended March 31, 2021, the Company issued 250,000 shares of common stock as collateral for the line of credit. The shares were held in the Company's name and serve as collateral for a line of credit with a bank.

During the nine months ended March 31, 2021, the Company issued 50,000 shares of common stock for the acquisition of Classroom Technology Solutions, Inc. These shares were valued at $151,000 upon issuance during the nine months ended March 31, 2021.

During the nine months ended March 31, 2021, the Company issued 1,885,000 shares of common stock in exchange for proceeds under the Equity Purchase Agreement. These shares were valued at $8,292,400 upon issuance during the nine months ended March 31, 2021.

See the capital structure section in Note 1 for disclosure of the equity components included in the Company's consolidated financial statements.

Note 9 - Income Taxes

The Company's effective tax rate differed from the federal statutory income tax rate for the nine months ended March 31, 2022 as follows:

Federal statutory rate	21%
State tax, net of federal tax effect	5.04%
Valuation allowance	-26%
Effective tax rate	0%

The Company had no federal or state income tax (benefit) for the nine months ended March 31, 2022 or 2021.

The Company's deferred tax assets and liabilities as of March 31, 2022 and June 30, 2021, are summarized as follows:

		March 31, 2022	June 30, 2021

Federal
	Deferred tax assets	$ 7,425,300	$ 10,226,700
	Less valuation allowance	(7,425,300)	(10,226,700)
	Deferred tax liabilities	-	-
		-	-
State
	Deferred tax assets	1,876,400	2,730,800
	Less valuation allowance	(1,876,400)	(2,730,800)
	Deferred tax liabilities	-	-
		-	-
	Net Deferred Tax Assets	$ -	$ -

The Company's policy is to provide for deferred income taxes based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse. The Company has not generated taxable income and has not recorded any current income tax expense at March 31, 2022 and 2021, respectively.

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

The significant components of deferred tax assets as of March 31, 2022 and June 30, 2021, are as follows:

	March 31, 2022	June 30, 2021
Net operating loss carryforwards	$ 9,120,300	$ 12,579,200
Valuation allowance	(9,301,700)	(12,957,500)
Goodwill	16,200	(20,400)
Property and equipment	(30,300)	251,600
Development costs	112,800	27,900
Intangible assets	36,900	72,900
Inventory allowance	17,600	17,800
Warranty accrual and other	28,200	28,500

Net Deferred Tax Assets	$ -	$ -

As of March 31, 2022, the Company does not believe that it has taken any tax positions that would require the recording of any additional tax liability nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next twelve months. As of March 31, 2022, the Company's income tax returns generally remain open for examination for three years from the date filed with each taxing jurisdiction.

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

On September 4, 2019, the Company recorded a pre-acquisition liability for approximately $591,000 relative to unpaid payroll tax liabilities and associated penalties and fees of Concepts and Solutions. The liability is included in the note payable to seller of $1,030,079 at March 31, 2022 and June 30, 2021 (Note 6).

Concentrations

Galaxy contracts the manufacture of its products with domestic and overseas suppliers. The Company's sales could be adversely impacted by a supplier's inability to provide Galaxy with an adequate supply of inventory. Galaxy has two vendors that accounted for approximately 63% of purchases for the nine months ended March 31, 2022. Galaxy had three vendors that accounted for approximately 75% of purchases for the nine months ended March 31, 2021.

Galaxy has two customers that accounted for approximately 80% of accounts receivable at March 31, 2022 and two customers that accounted for approximately 73% of accounts receivable at June 30, 2021. Galaxy has two customers that accounted for approximately 63% and one customer that accounted for 36% of total revenue for the three months ended March 31, 2022 and 2021 respectively. Galaxy has two customers that accounted for approximately 49% and four customers that accounted for approximately 52% of total revenue for the nine months ended March 31, 2022 and 2021, respectively.

Note 11 - Material Agreements

Manufacturer and Distributorship Agreement

On September 15, 2018, the Company signed an agreement with a company in China for the manufacture of Galaxy’s SLIM series of interactive panels. The manufacturer agreed to manufacture, and the Company agreed to be the sole distributor of the interactive panels in the United States for a term of two years. The agreement includes a commitment by Galaxy to purchase $2 million of product during the first year beginning September 2018. If the minimum purchase is not met, the manufacturer can require the Company to establish a performance improvement plan, and the manufacturer has the right to terminate the agreement. The payment terms are 20% in advance, 30% after the product is ready to ship, and the remaining 50% 45 days after receipt. The manufacturer provides Galaxy with the product, including a three-year manufacturer’s warranty from the date of shipment. The agreement renews automatically in two year increments unless three months’ notice is given by either party. The Company has met the requirements of the agreement.

Equity Purchase Agreement

On May 31, 2020, the Company entered into a two year purchase agreement (the "Equity Purchase Agreement") with an investor, which was amended and restated on July 9, 2020 and then again on December 29, 2020. Pursuant to the terms of the Equity Purchase Agreement, the investor agreed to purchase up to $10 million of the Company's common stock (subject to certain limitations) from time to time during the term of the Equity Purchase Agreement. During the three months ended March 31, 2022 and 2021, the Company issued 500,0000 and 675,000 shares of common stock to the investor in exchange for proceeds for working capital. During the nine months ended March 31, 2022 and 2021, the Company issued 1,625,000 and 1,885,000 shares of common stock to the investor in exchange for proceeds for working capital.

Accounts Receivable Factoring Agreement

On July 30, 2020, the Company entered into a two-year accounts receivable factoring agreement with a financial services company to provide working capital. Pursuant the agreement, the financial services company will pay the Company an amount up to eighty percent (80%) of the purchase price for the purchased accounts. Factoring fees are 2.5% of the face value of the account receivable sold to the factoring agent per month until collected. For collections over 90 days from the invoice date, the fee increases to 3.5%. The agreement contains a credit line of $1,000,000 and requires a minimum of $300,000 of factored receivables per calendar quarter. The agreement includes early termination fees and is guaranteed by the Company and by two of the stockholders individually. The Company paid collection fees of $11,216 and $2,803 during the three months ended March 31, 2022 and 2021, respectively. The Company paid collection fees of $36,224 and $14,991 during the nine months ended March 31, 2022 and 2021, respectively.

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

Supplier Agreement

The Company is party to a one-year supplier agreement to manufacture and sell audio products to a buyer. The initial order under this supplier agreement is for 4,000 units, at a discounted total price of $3,488,000, to be delivered over the agreement period. If the buyer does not meet the minimum floor of 4,000 units, then the contract becomes void and the buyer must pay the difference between the units sold and the total floor pricing of the $3,488,000. The buyer will pay tooling costs of $25 per unit shipped to them. The Company completed all purchase orders under the supplier agreement during the nine months ended March 31, 2022. The supplier agreement was not renewed.

Note 12 - Acquisition

On October 15, 2020, the Company entered into an Asset Purchase Agreement, to acquire the assets of Classroom Technologies Solutions, Inc. ("Classroom Tech") for consideration of (a) paying off a secured Classroom Tech loan, not to exceed the greater of 50% of the value of the Classroom Tech assets acquired or $120,000; (b) the issuance of a promissory note in the amount of $44,526 to a Classroom Tech designee; and (c) the issuance of 10 million shares (50,000 shares after reverse split) of common stock to the seller of Classroom Tech.

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

Note 13 - Stock Plan

An Employee, Directors, and Consultants Stock Plan was established by the Company (the "Plan"). The Plan is intended to attract and retain employees, directors and consultants by aligning the economic interest of such individuals more closely with the Company's stockholders by paying fees or salaries in the form of shares of the Company's common stock. The 2020 Plan was effective September 16, 2020 and expired December 15, 2021. The 2019 Plan was effective December 13, 2018 and expired June 1, 2020. Common shares of 1,961 are reserved for stock awards under the Plans. There were 98,857,857 shares awarded under the Plans as of March 31, 2022 and June 30, 2021. No additional shares were awarded during the three or nine months ended March 31, 2022.

Note 14 - Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had negative working capital of approximately $2,600,000, an accumulated deficit of approximately $51,000,000, and cash used in operations of approximately $1,400,000 at March 31, 2022. Shareholders equity increased from June 30, 2021 to March 31, 2022 by approximately $1,000,000 to a deficit of approximately $400,000 at March 31, 2022.

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

Note 15 - Subsequent Events

On May 1, 2022, the Company entered into a 1 year investor relations agreement, requiring payments of $10,000 per month and total restricted stock issues equivalent to $80,000 to be issued in $20,000 increments in May, June, September and December, 2022.

On May 5, 2022, a stockholder loaned the Company $150,000 for working capital purposes.

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

On September 3, 2019, we acquired 100% of the outstanding capital stock of both Interlock Concepts, Inc. (Concepts) and Ehlert Solutions Group, Inc. (Solutions) pursuant to the terms of  a stock purchase agreement that we entered into with Concepts and Solutions. The purchase price for the acquisition was 1,350,000 shares of common stock and a two year note payable to the seller in the principal amount of $3,000,000. The note payable to the seller is subject to adjustment based on the achievement of certain future earnings goals and successful completion of certain pre-acquisition withholding tax issues of Concepts and Solutions. The note has been adjusted and is reflecting under related party notes payable in the consolidated financial statements.

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

On October 15, 2020, we acquired the assets of Classroom Technologies Solutions, Inc. ("Classroom Tech") for consideration of (a) paying off a secured Classroom Tech loan, not to exceed the greater of 50% of the value of the Classroom Tech assets acquired or $120,000; (b) the issuance of a promissory note in the amount of $44,526 to a Classroom Tech designee; and (c) the issuance of 10 million shares (50,000 shares after reverse split) of common stock to the seller of Classroom Tech. Classroom Tech provides cutting-edge presentation products to schools, training facilities, churches, corporations and retail establishments. Their high-quality solutions are customized to meet a variety of needs and budgets in order to provide the best in education and presentation technology. Classroom Tech direct-sources and imports many devices and components which allows us to be innovative, nimble, and capable of delivering a broad range of cost-effective solutions. Classroom Tech also offers in-house service and repair facilities and carries many top brands.

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

Reverse Stock Split

Effective March 7, 2022, we effected a one-for-two hundred reverse stock split of our authorized and outstanding shares of common stock. All per share numbers reflect the one-for-two hundred reverse stock split.

Critical Accounting Estimates

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

Revenue

Total revenues recognized were $1,268,447 and $777,457 for the three months ended March 31, 2022 and 2021, respectively, an increase of approximately 63%. Total revenues recognized were $3,857,273 and $2,754,463 for the nine months ended March 31, 2022 and 2021 respectively, an increase of approximately 40%. Additionally, deferred revenue amounted to $0 and $453,862 as of March 31, 2022 and June 30, 2021, respectively. Revenues increased during the three months and nine months ended March 31, 2022 due to the increase in the customer base for interactive panels and related products as well as additional revenues from OEM customers.

Cost of Sales and Gross Margin

Our cost of sales was $1,015,843 and $356,731 for the three months ended March 31, 2022 and 2021, respectively, an increase of approximately 185%. Our cost of sales was $2,882,705 and $1,660,971 for the nine months ended March 31, 2022 and 2021, respectively, an increase of approximately 74%. Cost of sales consists primarily of manufacturing, freight, and installation costs. There are no significant overhead costs which impact cost of sales. Cost of sales increased during the three and nine months ended March 31, 2022 due to an inventory adjustment to write off obsolete inventory, amortization of product development costs, shipping and supply chain delays and higher freight costs.

General and Administrative

Nine months ended	March 31, 2022	March 31, 2021
Stock compensation and stock issued for services	$ 110,852	$ 2,778,550
Impairment	46,869	-
General and administrative	3,627,953	4,347,555
Total General and Administrative Expenses	$ 3,785,674	$ 7,126,105

Total general and administrative expenses (including stock compensation expenses) were $1,126,705 and $1,699,760 for the three months ended March 31, 2022 and 2021, respectively. General and administrative expenses (including stock compensation expenses) were $3,785,674 and $7,126,105 for the nine months ended March 31, 2022 and 2021, respectively, a decrease of approximately 47%.

Other Income (Expense)

Nine months ended	March 31, 2022	March 31, 2021
Other Income	$ 7,878	$ 141,017
Expenses related to convertible notes payable:
Change in fair value of derivative liability	1,842,000	(3,153,583)
Interest accretion	(49,660)	(766,603)
Interest related to equity purchase agreement	(2,143,500)	(6,807,587)
Interest expense	(724,129)	(7,173,779)

Total Other Income (Expense)	$ (1,067,411)	$ (17,760,535)

Interest expense amounted to $2,867,629 and $13,981,366 for the nine months ended March 31, 2022 and 2021, respectively, a decrease of 79%. Interest expense of $2,143,500 during the nine months ended March 31, 2022, was due to sales of our common stock to investors under the Equity Purchase Agreement in exchange for proceeds of $1,633,700. Reduced interest expense of $11,113,737 during the nine months ended March 31, 2022, is attributed to the decrease in our overall debt.

The conversion features in our related party preferred convertible notes payable meet the definition of a derivative liability instrument because the conversion feature is for a variable number of shares at a variable price. As a result, the outstanding conversion features of the notes are recorded as a derivative liability at fair value and marked-to-market each period with the change in fair value charged or credited to income. A derivative liability of $0 and $1,842,000 is recorded at March 31, 2022 and June 30, 2021. The derivative liability was reduced due to the extinguishment of the related party preferred convertible notes by the agreed upon exchange for Series F Preferred Stock in December 2021.

Net Loss for the Period

Net loss incurred for the three months ended March 31, 2022 and 2021 was $1,077,339 and $2,890,289, respectively, a decrease of approximately 63%. Net loss incurred for the nine months ended March 31, 2022 and 2021 was $3,878,517 and $23,793,148, respectively, a decrease of approximately 84%. Noncash contributing factors for the net loss incurred for the three months ended March 31, 2022 and 2021 are as follows:

a). $0 and $2,350 represent consulting fees paid through the issuance of stock for the three months ended March 31, 2022 and 2021, respectively. $32,750 and $2,778,550 represent consulting fees paid through the issuance of stock for the nine months ended March 31, 2022 and 2021, respectively.

b). Interest expenses related to the equity purchase agreement of $0 and $1,805,687 for the three months ended March 31, 2022 and 2021, respectively. Interest expense related to the equity purchase agreement of $2,143,500 and $6,807,587 for the nine months ended March 31, 2022 and 2021, respectively.

c). Depreciation and amortization expenses related to intangibles and capitalized development costs of $137,042 and $96,779 for the three months ended March 31, 2022 and 2021, respectively. Depreciation and amortization expenses related to intangibles and capitalized development costs of $370,419 and $267,660 for the nine months ended March 31, 2022 and 2021, respectively.

 Liquidity and Capital Resources

Although our revenues generated from operations have become more sufficient, in order to support our operational activities our revenues we may still need to be supplemented by the proceeds from the issuance of securities, including equity and debt issuances. At March 31, 2022, we had a working capital deficit of $2,611,332 and an accumulated deficit of $51,809,645. As stated in Note 14 to the notes to the unaudited condensed consolidated financial statements included in this Report, our ability to continue as a going concern is dependent upon management's ability to raise capital from the sale of its equity and, ultimately, the achievement of sufficient operating revenues. We anticipate that our current cash and revenue generated from operations will be sufficient for day-to-ay operations; however, we anticipate that we will need additional capital for business expansion and new product development. If our revenues continue to be insufficient to support our operational activities, we intend to raise additional capital through the sale of equity securities or borrowings from financial institutions and possibly from related and nonrelated parties who may in fact lend to us on reasonable terms and ultimately generating sufficient revenue from operations. Our operating loss continues to shrink, and investments should allow us to continue for several months until sufficient revenue is met. Management believes that its actions to secure additional funding will allow us to continue as a going concern. We currently do not have any committed sources of financing other than our accounts receivable factoring agreement, which requires us to meet certain requirements to utilize. There can be no assurance that we will meet all or any of the requirements pursuant to our line of credit, or accounts receivable factoring agreement, and therefore those financing options may be unavailable to us. There is no guarantee we will be successful in raising capital outside of our current sources, and if so, that we will be able to do so on favorable terms.

Our cash totaled $479,623 at March 31, 2022, as compared with $541,591 at June 30, 2021, a decrease of $61,968. Net cash of $1,429,853 and $557,645 was used in operations and investing activities, respectively, for the nine months ended March 31, 2022. Cash used in operating activities for the nine months ended March 31, 2022 was $1,429,853 as compared to $6,774,413 for the nine month ended March 31, 2021. The decrease was primarily due to increases in inventories, accounts receivables, decrease in derivative liabilities and an overall decrease in operational expenses.

Net cash of $1,925,530 was provided from financing activities for the nine months ended March 31, 2022, primarily due to proceeds from the Equity Purchase Agreement of $1,633,700, proceeds of $1,075,000 from convertible notes issued and proceeds of $500,000 from notes issued offset by payments of $991,598 to repay amounts owed under the credit line and payments of principal on notes payable of $217,546 and to a lesser extent payments of $74,026 for payments on advances from a stockholder .

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

Off-Balance Sheet Arrangements

The Company did not have off-balance sheet arrangements or transactions as of and for the nine months ended March 31, 2022 and 2021.

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

Non-GAAP Adjusted EBITDA financial results for the three months ended March 31, 2022 and 2021:

During the three and nine months ended March 31, 2022, we issued 675,000 and 1,625,000 shares of common stock respectively, in exchange for proceeds under the Equity Purchase Agreement. We received proceeds of $1,633,700 and recorded additional paid in capital of $2,121,000 upon issue.

Three months ended	March 31, 2022	March 31, 2021

Revenue	$ 1,268,447	$ 777,457
Gross Profit	252,604	420,726
General and Administrative Expenses	1,204,807	1,699,760
Loss from Operations	(952,203)	(1,279,034)
Other Income (Expense)	(125,136)	(1,611,255)
Net Loss	(1,077,339)	(2,890,289)
Interest, Taxes, Depreciation, Stock Compensation and Amortization	114,660	1,909,376
Non-GAAP Adjusted EBITDA	$ (962,679)	$ (980,913)

Non-GAAP Adjusted EBITDA was a loss of $962,679 for the three months ended March 31, 2022 compared to the loss of $980,913 for the three months ended March 31, 2021.

Nine months ended	March 31, 2022	March 31, 2021

Revenue	$ 3,857,273	$ 2,754,463
Gross Profit	974,568	1,093,492
General and Administrative Expenses	3,785,674	7,126,105
Loss from Operations	(2,811,106)	(6,032,613)
Other Income (Expense)	(1,067,411)	(17,760,535)
Net Loss	(3,878,517)	(23,793,148)
Interest, Taxes, Depreciation, Stock Compensation and Amortization	2,448,203	10,010,896
Non-GAAP Adjusted EBITDA	$ (1,430,314)	$ (13,782,252)

Non-GAAP Adjusted EBITDA was a loss of $1,430,314 for the nine months ended March 31, 2022 compared to the loss of $13,782,252 for the nine months ended March 31, 2021.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this Report. The Disclosure Controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial and accounting officer). Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation our Chief Executive Officer and Chief Financial Officer have concluded that, because of a material weakness in our internal control over financial reporting that existed at June 30, 2021 and had not been remediated by the end of the period covered by this Report, our disclosure controls and procedures were not effective as of the end of the period covered by this Report. This material weakness in the Company's internal control over financial reporting and the Company's remediation efforts are described below.

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

Remediation Measures

Management began to discontinue outsourcing its bookkeeping beginning July 1, 2021.  Outsourced bookkeeping was still utilized to a lesser extent for bookkeeping services through March 31, 2022 and we will continue to outsource the preparation of the Company's tax returns and tax provisions.

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

We have incurred losses for the nine months ended March 31, 2022 and 2021 and there can be no assurance that we will generate net income

For the three months ended March 31, 2022 and 2021 we had a net loss of $1,077,339 and $2,890,289, respectively. For the nine months ended March 31, 2022 and 2021 we had a net loss of $3,878,517 and $23,793,148 respectively and for the year ended June 30, 2021, we had a net loss of $24,434,336. For the year ended June 30, 2020, we had a net loss of $14,026,107. There can be no assurance that our losses will not continue in the future, even if our revenues and expenditures for the products and solutions we sell and distribute increase. In addition, as of March 31, 2022, we had stockholders' deficit of approximately $400,000 and cash used in operations of approximately $1,400,000. In addition, as of June 30, 2021, we had stockholders' deficit of approximately $1,400,000 and cash used in operations of approximately $6,300,000. These factors raise substantial doubt regarding our ability to continue as a going concern.

We require funds to operate and expand our business

During the nine months ended March 31, 2022, our operating activities used net cash of $1,429,853 and our cash was $479,623. During the year ended June 30, 2021, our operating activities used net cash of approximately $6.3 million and our cash and cash equivalents was $541,591. As of March 31, 2022, our accumulated deficit totaled approximately $52 million on a consolidated basis. Although we have been able to mitigate our losses during the three months ended March 31, 2022, we expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. We will require funds to purchase additional inventories, pay our vendors, and build our marketing and sales staff. If we do not succeed in raising additional funds on acceptable terms, we may be unable to expand our business and could default on our obligations. There can be no assurance that such financing will be available and that the equity interests of all of our stockholders would not be substantially diluted. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. Our ability to raise capital through the sale of securities may be limited by the rules of the SEC and the terms of the agreements that we enter into.  We currently do not have any committed sources of financing other than our accounts receivable factoring agreement, which requires us to meet certain conditions to utilize and there can be no assurance that we will meet those conditions.

We have not be able to access the full amounts available under the Amended and Restated Purchase Agreement, which could prevent us from accessing the capital we need to continue our operations, which could have an adverse effect on our business

We have generated significant losses to date and expect to continue to incur significant operating losses. To date, our revenue from operations have been insufficient to support our operational activities and has been supplemented by the proceeds from the issuance of securities. There is no guarantee that additional equity, debt or other funding will be available to us on acceptable terms, or at all.

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

Changes in general economic conditions, geopolitical conditions, domestic and foreign trade policies, monetary policies and other factors beyond our control may adversely impact our business and operating results.

Our operations and performance depend on global, regional and U.S. economic and geopolitical conditions. Russia’s invasion and military attacks on Ukraine have triggered significant sanctions from U.S. and European leaders. These events are currently escalating and creating increasingly volatile global economic conditions. Resulting changes in U.S. trade policy could trigger retaliatory actions by Russia, its allies and other affected countries, including China, resulting in a “trade war.” Furthermore, if the conflict between Russia and Ukraine continues for a long period of time, or if other countries, including the U.S., become further involved in the conflict, we could face significant adverse effects to our business and financial condition.

The above factors, including a number of other economic and geopolitical factors both in the U.S. and abroad, could ultimately have material adverse effects on our business, financial condition, results of operations or cash flows, including the following:

●	effects of significant changes in economic, monetary and fiscal policies in the U.S. and abroad including currency fluctuations, inflationary pressures and significant income tax changes;
●	supply chain disruptions;
●	a global or regional economic slowdown in any of our market segments;
●	changes in government policies and regulations affecting the Company or its significant customers;
●	industrial policies in various countries that favor domestic industries over multinationals or that restrict foreign companies altogether;
●	new or stricter trade policies and tariffs enacted by countries, such as China, in response to changes in U.S. trade policies and tariffs;
●	postponement of spending, in response to tighter credit, financial market volatility and other factors;
●	rapid material escalation of the cost of regulatory compliance and litigation;
●	difficulties protecting intellectual property;
●	longer payment cycles;
●	credit risks and other challenges in collecting accounts receivable; and
●	the impact of each of the foregoing on outsourcing and procurement arrangements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the three months ended March 31, 2022:

Except as previously reported in prior filings with the Securities and Exchange Commission, there were no sales of unregistered securities for the three month ended March 31, 2022.

For nine months ended March 31, 2022:

During the nine months ended March 31, 2022, the Company issued 73,517 shares of common stock for services.

During the nine months ended March 31, 2022, the Company issued 1,625,000 shares of common stock in exchange for proceeds under the Equity Purchase Agreement. These shares were valued at $2,643,500 upon issuance.

During the nine months ended March 31, 2022, the Company issued 312,500 shares of common stock as commitment shares in a structured loan agreement. These shares were valued at $356,250 upon issuance.

During the nine months ended March 31, 2022, the Company entered into exchange agreements to issue 11,414 shares of Preferred Series F stock in exchange for Preferred Series D and E stock.

See the capital structure section in Note 1 for disclosure of the equity components included in the Company's consolidated financial statements.

All sales in each of the transactions set forth above were issued relying on the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder for the offer and sale of securities not involving a public offering, except for Preferred Series F stock  exchanges which were effected relying on Section 3(a)(9) of the Securities Act as the common stock was exchanged by us with our existing security holders exclusively and no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange. The recipients of securities in each of these transactions relying on Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act and had adequate access, through employment, business or other relationships, to information about us.

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
3.3

Certificate of Designation for Series D Preferred Stock (incorporated herein by reference to Exhibit 3.3 to the Annual Report on Form 10-K, File No. 000-56006, filed with the Securities and Exchange Commission on filed on September 28, 2020)

3.4

Certificate of Designation for Series E Preferred Stock (incorporated herein by reference to Exhibit 3.4 to the Annual Report on Form 10-K, File No. 000-56006, filed with the Securities and Exchange Commission on filed on September 28, 2020)

3.5

Certificate of Designation of Series F Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K, File No. 000-56006, filed with the Securities and Exchange Commission filed February 14, 2022).

3.6	Certificate of Change (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K, File No. 000-56006, filed with the Securities and Exchange Commission filed March 8, 2022).
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH*	Inline XBRL Taxonomy Extension Schema*
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase**
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase*
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase*
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GALAXY NEXT GENERATION, INC.

Date: May 16, 2022

/s/ Gary LeCroy

Gary LeCroy

Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2022

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

Dated: May 16, 2022

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

Dated: May 16, 2022

Galaxy Next Generation, Inc.

By: /s/ Magen McGahee

Magen McGahee

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Quarterly Report on Form 10-Q of Galaxy Next Generation, Inc. (the "Company") for the quarter ending March 31, 2022, I, Gary LeCroy, Chief Executive Officer of the Company hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1.Such Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2022, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such Quarterly Report on Form 10-Q for the quarter ending March 31, 2022, fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 16, 2022

Galaxy Next Generation, Inc.

By:/s/ Gary LeCroy

Gary LeCroy

Chief Executive Officer

(Principal Executive Officer)

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Quarterly Report on Form 10-Q of Galaxy Next Generation, Inc. (the "Company") for the quarter ending March 31, 2022, I, Magen McGahee, Chief Financial Officer of the Company hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1.Such Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2022, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such Quarterly Report on Form 10-Q for the quarter ending March 31, 2022, fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 16, 2022

Galaxy Next Generation, Inc.

By: /s/ Magen McGahee

Magen McGahee

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer.)