Form 10-K
period 2022-06-30
GALAXY NEXT GENERATION, INC.
filed 2022-09-23
CIK 1127993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2022

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

As of December 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $498, adjusted for 200:1 reverse stock split (based upon the average bid and ask prices on the OTCQB of the registrant’s Common Stock reported on that date). This calculation excludes shares held by the registrant’s current directors and executive officers and stockholders (if any) that the registrant has concluded are affiliates of the registrant.

The number of shares outstanding of the registrant’s Common Stock, as of September 21, 2022 was 21,353,550.

Documents Incorporated By Reference: None

-i-

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless the context requires otherwise, references in this Annual Report on Form 10-K (this "Annual Report") to "Galaxy," the "Company," "we," "us," "our" and similar terms mean Galaxy Next Generation, Inc.

Certain statements in this Annual Report, including, without limitation, statements under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Private Securities Litigation Reform Act of 1995 (the "PSLRA") or in releases made by the Securities and Exchange Commission (the "SEC"), all as may be amended from time to time. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the "safe harbor" provisions of such laws. All statements contained in this Annual Report, other than statements that are purely historical, are forward-looking statements. Forward looking-statements can be identified by, among other things, the use of forward-looking language, such as the words "plans," "intends," "believes," "expects," "anticipates," "estimates," "projects," "potential," "may," "will," "would," "could," "should," "seeks," or "scheduled to," or other similar words, the negative of these terms, other variations of these terms or comparable language, or by discussion of strategy or intentions. Forward-looking statements are based upon management's present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future and are subject to known and unknown risks and uncertainties that could cause actual results, events or developments to be materially different from those indicated in such forward-looking statements, including the risks and uncertainties set forth in Item 1A of this Annual Report and in other securities filings by the Company. These risks and uncertainties should be considered carefully, and readers are cautioned not to place undue reliance on such forward-looking statements. As such, no assurance can be given that the future results covered by the forward-looking statements will be achieved. All information in this Annual Report is as of the date of the filing of this Annual Report with the SEC, unless otherwise indicated. We do not intend to update this information to reflect events after the date of this Annual Report.

Summary Risk Factors

Our business faces significant risks and uncertainties of which investors should be aware before making a decision to invest in our common stock. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. The following is a summary of the more significant risks relating to the Company. A more detailed description of our risk factors is set forth below under the caption “Risk Factors” in Item 1A in Part I of this Annual Report.

Risks Relating to the COVID-19 Pandemic
●	Pandemics, including the COVID-19 pandemic, could have a material adverse effect on our operations, liquidity, financial condition, and financial results.
Risks Related to Our Financial Position and Capital Requirements
●	We have incurred losses for the years ended June 30, 2022 and 2021 and there can be no assurance that we will generate net income.
●	Our historical operating results indicate substantial doubt exists related to our ability to operate as a going concern.
●	We require funds to operate and expand our business.
●

We have identified a material weakness in our internal controls, and we cannot provide assurances that this weakness will be effectively remediated or that additional material weaknesses will not occur in the future.

●	Our failure to fulfill all our registration requirements in connection with our previously issued note and warrants may cause us to suffer liquidated damages, which may be very costly.
Risks Related to Our Business
●

We have pursued and may continue to pursue acquisitions, joint ventures, or other growth opportunities, which could present unforeseen integration obstacles or costs and could dilute our stockholders. We may also face competition in our acquisition strategy, and such competition may limit our number of proposed acquisitions, joint ventures, and other growth opportunities.

●	We may have difficulty in entering and maintaining strategic alliances with third parties.
●	Our business is subject to seasonal fluctuations, which may cause our operating results to fluctuate from quarter-to-quarter and adversely affect our working capital and liquidity throughout the year.
●	Our working capital requirements and cash flows are subject to fluctuation, which could have an adverse effect on our financial condition.
●	We operate in a highly competitive industry;
●	If we are unable to continually enhance our products and to develop, introduce and sell new technologies and products at competitive prices and in a timely manner, our business will be harmed.
●	We rely on highly skilled personnel, and, if we are unable to attract, retain or motivate qualified personnel, we may not be able to operate our business effectively.
●

Inasmuch as our products are installed in many states throughout the United States, our employment needs include the hiring of skilled installers in several states and we are subject to the employment laws of many states. Our long-term incentive programs may not be attractive enough or perform sufficiently to attract or retain qualified personnel.

●	Our businesses are geographically concentrated and could be significantly affected by any adverse change in the regions in which we operate.
●	For the years ended June 30, 2022 and 2021, we generated a significant portion of our revenue from a limited number of customers.
●

We are dependent upon a limited number of third-party manufacturers and key suppliers for the components used in our products. Our suppliers may not be able to always supply components or products to us on a timely basis and on favorable terms, and as a result, our dependency on third party suppliers has adversely affected our revenue and may continue to do so.

●	For the years ended June 30, 2022 and 2021, we had three that accounted for approximately 83% and two vendors and that accounted for approximately 75% of purchases, respectively.

●	Long lead times, supply shortages, and supply changes could disrupt our supply chain and have an adverse effect on our business, financial condition, and operating results.
●

We are currently subject to market prices for the components that we purchase, which are subject to fluctuation beyond our control. An increase in the price of components used in our products could result in an increase in costs to our customers and could have a material adverse effect on our revenues and demand for our products.

●	Our business is subject to the risks associated with doing business in China.
●

In the past, the U.S. Government has imposed tariffs on products manufactured in China and imported into the United States causing the prices for such products to increase. This could cause customer demand for our products to decrease.

●

Changes in general economic conditions, geopolitical conditions, domestic and foreign trade policies, monetary policies and other factors beyond our control may adversely impact our business and operating results.

●	Our facilities and information systems and those of our key suppliers could be damaged as a result of disasters or unpredictable events, which could have an adverse effect on our business operations.
●	The loss of key management personnel could adversely affect our business.
●	Our Chief Executive Officer and Director and our Chief Financial Officer and Director have significant influence over us.
●	Product liability, warranty, and recall claims may materially affect our financial condition and damage our reputation.
●	Significant product repair and/or replacement due to product warranty claims or product recalls could have a material adverse impact on our results of operations.
Risks Related to Our Industry and Regulations
●

Decreases in, or stagnation of, spending or changes in the spending policies or budget priorities for government funding of schools, colleges, universities, other education providers or government agencies may have a material adverse effect on our revenue.

●	If our products fail to comply with consumer product or environmental laws, it could materially affect our financial performance.
●	If we are unable to anticipate consumer preferences and successfully develop attractive products, we might not be able to maintain or increase our revenue or achieve profitability.
●	We may be unable to keep pace with changes in technology as our business and market strategy evolves.
Risks Related to Our Intellectual Property and Technology
●	We have limited protection for our intellectual property, which could impact our competitive position.
●	We may not be able to obtain patents or other intellectual property rights necessary to protect our proprietary technology and business.
●	Our business may suffer if it is alleged or determined that our technology or another aspect of our business infringes the intellectual property of others.
Risks Related to Our Common Stock
●

Future sales of our common stock could adversely affect our share price, and any additional capital raised by us through the sale of equity or convertible debt securities may dilute your ownership in us and may adversely affect the market price of our common stock.

●	The market price of our common stock may be volatile, which could cause the value of your investment to fluctuate and possibly decline significantly.
●	The exercise or conversion of currently outstanding debt, warrants or preferred stock would further dilute holders of our common stock.
●

Our officers, directors, and principal stockholders exercise significant control over our Company, and may be able to control our management and operations, acting in their best interests and not necessarily those of other stockholders.

●

Future sales of common stock by our officers and directors and principal stockholders or others of our common stock, or the perception that such sales may occur, could depress the market price of our common stock.

●	Certain provisions of Nevada law may have anti-takeover effects.
●

Anti-takeover provisions in our charter documents and under Nevada law, could make an acquisition of our Company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

●

Our amended and restated articles of incorporation and bylaws provide for indemnification of officers and directors at our expense, which may result in a major cost to us and hurt the interests of our stockholders because corporate resources may be expended for the benefit of officers or directors.

●	We do not intend to pay dividends in the foreseeable future. As a result, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

PART I

ITEM 1. BUSINESS

Business Overview

Galaxy is a manufacturer and U.S. distributor of interactive learning technologies and enhanced audio solutions. We are engaged in a full range of activities: marketing and sales, engineering and product design and development, manufacturing, and distributing. We develop both hardware and software that allows the presenter and participant to engage in a fully collaborative instructional environment. We also develop award winning classroom audio solutions, school PA and Intercom products, and emergency communication applications creating a full line card offering for classrooms to our channel partners. Galaxy’s product offerings include Galaxy’s own private-label interactive touch screen panel, its own Intercom, Bell, and Paging solution, as well as an audio amplification line of products that is currently supported by both direct sales and through OEM relationships. Galaxy’s distribution channel consists of a direct sales model, as well as approximately 44 resellers across the U.S. who primarily sell the products offered by Galaxy within the commercial and educational market. Galaxy does not control where the resellers focus their reselling efforts; however, the K-12 education market is the largest customer base for Galaxy products comprising nearly 90% of Galaxy’s sales. In addition, Galaxy's OEM division also manufacturers products for other vendors in its industry and white labels the products under other brands.

We believe the market space for interactive technology in the classroom is a perpetual highway of business opportunity, especially in light of the global ongoing novel coronavirus ("COVID-19") pandemic as school systems have sought to expand their ability to operate remotely. Public and private school systems are in a continuous race to modernize their learning environments. Our goal is to be an early provider of the best and most modern technology available.

We are striving to become a leader in the market for interactive flat panel technology, associated software, and peripheral devices for classrooms. Our goal is to provide an intuitive system to enhance the learning environment and create easy to use technology for the teacher, increasing student engagement and achievement. Our products are developed and backed by a management team with more than 30 combined years in the classroom technology space.

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

The educational technology market is currently experiencing substantial growth due to government mandates for improving the education results in the United States. Education, governments, corporations, and individuals are recognizing the growing need to utilize technology for more effective delivery of information to educate end users. Today, most classrooms are equipped with some type of smart board technology but given the ever-changing nature of technology, previous investments are becoming obsolete. The industry has several hundred technology resellers, selling a variety of products, already selling to these entities directly. Our goal is to target the resellers to gain market share growth in the education technology market. With the global spread of the COVID-19 pandemic, we have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our employees and business. While our sales have not declined and have increased as school systems have sought to expand their ability to operate remotely during this pandemic, we have experienced supply chain delays.

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

Marketing and Sales. Our sales force is comprised of direct sales staff and resellers located throughout the United States supporting all customer types in both sales and service. We historically have used a direct sales force for our Interactive Panel line of products and accessories. We utilize our resellers where geographically available and continue to expand the number of resellers available to us to market and sell the product line(s) into new territories. Our current distribution channel consists of 44 resellers across the United States who primarily sell our product within the commercial and educational market. While we do not control where our resellers focus their efforts, based on experience, the kindergarten through 12th grade education market is the largest customer base for the product, comprising nearly 90% of all purchases. We support our direct sales team as well as our resellers through direct mail/email advertising, social media campaigns, trade journal advertising, trade show exhibitions and accessibility to our regional teams for online and on-site demonstrations and meetings.

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

Products and Technologies

The three key components of our product line are our (i) interactive flat panels, (ii) bell, paging, and intercom solutions, and (iii) classroom audio amplification device(s). We distribute flat panels in a variety of sizes and configurations. There are many accessories related to this product line that can increase the user experience. Our bell, paging, and intercom products are powered by our proprietary software and are designed specifically for the user in terms of the accompanying hardware. Our audio amplification product(s) are manufactured for other distributors and have several components that make up the product in which they package and sell.

Our products are comprised of the following product families:

●	G2 Slim Interactive Flat Panel Display(s) (IFPD)
o Interactive Learning Software
o Interactive Panel Control Software
o Integrated PC for IFPD
o Mobile Carts, Mounts, and Accessories for IFPD

●	G2 Communicator Bell, Paging, and Intercom
o G2 Communicator Software
o Cloud or On-premise hosting server
o IP end points of varying solutions
o G2 Visual Communicator

●	G2 Secure
o Visual Alerts
o Door Hardening Monitoring
o Device Monitoring
o Chat Access with First Responders

●	Classroom Audio Amplification Solutions
o Amplifier(s)
o Door Hardening Monitoring
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

Our newest addition to the G2 Communicator family of products is the G2 Visual Communicator. This product offers an alerting system (often referred to as G2 Visual Alerts) which overtakes the screen of any enrolled device to send instant communications anytime and from anywhere. Its integration with the bell, paging, and intercom products make it an easy upgrade to be able to have the ADA (Americans with Disabilities Act of 1990) compliant component of a visual bell or page while also offering a solution in emergency situations to make sure communication is being delivered throughout the building in an audible and visual way.

G2 Secure was brought to market this year and resides as a module inside of G2 Communicator. G2 Secure enables quick and efficient communication throughout the campus and with first responders during crisis situations. G2 Secure also can monitor other safety devices, such as door locks, access control, and video doorbells to make sure the school is ‘hardened’ and safe from further unwanted penetration. Future development of this product will include additional features such as, student check-in so that the school admin has immediate insight into the safety of each individual.

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

During late fiscal 2022, supply chain disruptions began to emerge because of the COVID-19 pandemic, including shipping container shortages and changes in global demand We were specifically impacted by the global shortage of semiconductors and related electronic components, other materials needed for production, and freight availability. We have internally adapted new ways of securing components and raw material to mitigate these issues and will continue to monitor the impact or potential impact any supply shortages may have on our business.

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

As of September 20, 2022, we had two (2) US patent issued and two (2) pending publications, one utility patent filed on January 22, 2019 and 1 design patent filed on July 2, 2019:

(1) 70701-1040, entitled "ASSISTIVE LISTENING SYSTEM THAT USES SOUND WAVES FOR DEVICE PAIRING". Our US patent has terms until January 22, 2039.

(2) US11363379B2, entitled “AUDIO/VISUAL DEVICE WITH CENTRAL CONTROL, ASSISTIVE LISTENING, OR A SCREEN”. Our US patent has terms until June 12, 2039.

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

We have added additional revenue streams with our OEM customers in order to mitigate this historic seasonality and hope to extend our offerings into other verticals outside of education in order to have a more constant sales cycle moving forward

Opportunities and Plan of Operations

We believe that our products, both hardware and software, and the products we intend to develop as part of our extensive product road map, positions us to be one of the leading providers of interactive educational products and audio amplification devices. We believe that the increase in consumer spending along with the ever-evolving increase in standards for curriculum are two driving forces for the increase in the demand for interactive educational technology. Some additional factors that we believe will impact our opportunity include:

- Significant resources are being devoted to primary and secondary education, both in the United States and abroad. As set forth in the Executive Office of the President, Council of Economic Advisers Report, United States education expenditure (primary, secondary and post-secondary) has been estimated at approximately $1.3 trillion, with primary and secondary education accounting for close to half ($625 billion) of this spending. Global spending is approximated at roughly triple United States spending for primary and secondary education.

- The United States primary and secondary market has always been a point of political debate and scrutiny. With American students ranking far behind other global students in international tests, the United States education system severely impairs the United States' economic, military, and diplomatic security as well as broader components of America's global leadership.

-The United States education system has also seen major increases in budgets due to stimulus funds being distributed due to the COVID-19 pandemic. Schools are encouraged to spend their CARES and ESSER monies on technology and products such as ours to assist them in overcoming the new challenges the pandemic has caused within our education system.

-The demand for Interactive Flat Panels is on the rise. With traditional interactive whiteboards having been in the market for more than fifteen years, many of these technologies are coming to a refresh period and are being replaced with the newer, more advanced interactive flat panels.

-The demand has also increased for our Communicator software, most relevantly our Visual Communicator software as emergency alerting continues to be a best practice to implement school safety procedures.

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

We intend to grow our business by using the following methodology:

- Capitalizing on market trends in the educational industry: We believe our long history of selling into the K-12 education market provides us with the expertise to continue to stay on the cutting edge of new product development and needs of the classroom teacher. We also believe our expertise in customer service and training positions us well for expected growth. We intend to build our core business by leveraging the strengths of our leadership and building out a solid team with experience and expertise in our market.

- Expanding our reseller channel sales: The educational technology industry is driven to a great extent by relationships. We intend to continue to grow and expand our resellers and integrators in strategic geographical regions so that we can leverage the relationships in the local school systems within those regions.

- Growth through acquisitions: We believe that the interactive and collaborative classroom as well as school safety and security have many components and moving parts. We intend to stay on the cutting edge of new products by building out our product offerings and line card through strategic acquisitions. Acquisitions provide us with significant opportunities to grow our business by adding complementary products and new innovative technologies to provide a broader experience to our customers. We intend to pursue acquisitions that provide services within our current core product offerings, extend our geographic reach, and expand our product offerings.

- Further developing intellectual property: We intend to build upon our success in developing original software that we own and license to other brands, and distributors globally. When we develop an original software or application, we retain the copyright and patent of that content. We expect to create additional revenue streams from development fees, brand license fees, distribution license fees and ancillary sources.

- Expanding our geographic presence: We believe that by expanding our physical presence into select domestic and international regions, we will be better able to attract and retain clients. With a physical presence in strategic locations around the US, we believe we can provide better customer service and offer local services and training resulting in an increase in revenue for those areas.

Logistics and suppliers

Logistics are currently provided by our Toccoa, Georgia, Broomfield, Colorado, Jacksonville, Florida and Peoria, Arizona facilities and multiple import and freight carriers throughout the US. These partners allow us to provide affordable freight routes and shorter delivery times to our customers. Our suppliers for ODM and OEM are located in the USA, China, and Taiwan.

Concentrations

Galaxy contracts the manufacture of its products with domestic and overseas suppliers. The Company's sales could be adversely impacted by a supplier's inability to provide Galaxy with an adequate supply of inventory. Galaxy has three vendors that accounted for approximately 83% of purchases for the year ended June 30, 2022 and two vendors that accounted for approximately 75% if purchases for the year ended June 30, 2021, respectively.   See risk factor “We are dependent upon a limited number of third party manufacturers and key suppliers for the components used in our products. Our suppliers may not be able to always supply components or products to us on a timely basis and on favorable terms, and as a result, our dependency on third party suppliers has adversely affected our revenue and may continue to do so.”

Galaxy has two customers that accounted for approximately 77% of accounts receivable at June 30, 2022 and two customers that accounted for approximately 73% of accounts receivable at June 30, 2021. Galaxy has three customers that account for 66% of revenues for the year ended June 30, 2022. Galaxy has two customers that accounted for approximately 50% of revenues for the year ended June 30, 2021. See the risk Factor” For the years ended June 30, 2022 and 2021, we generated a significant portion of our revenue from a limited number of customers.”

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

The classroom audio portion of our industry is less competitive with only approximately 4 major competitors in the US. With our ability to manufacture this product ourselves we have a price advantage over the other players in this market. We also continue to improve features with our team of internal developers to make sure this product line stays at the top of the industry standards.

The Intercom industry has seen tremendous increases in interest and buying, mainly a reflection of the need to make sure that school communication is a top priority during emergency situations. G2 Secure is first to market in terms of integrating the emergency communication platform into an intercom system, giving the schools one platform for all communication.

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

Accounts Receivable Factoring Agreement

On July 30, 2020, the Company entered into a two-year accounts receivable factoring agreement with a financial services company to provide working capital. The agreement renews automatically for a two-year period, unless notice is provided. Pursuant the agreement, the financial services company will pay the Company an amount up to eighty percent (80%) of the purchase price for the purchased accounts. Factoring fees are 2.5% of the face value of the account receivable sold to the factoring agent per month until collected. For collections over 90 days from the invoice date, the fee increases to 3.5%. The agreement contains a credit line of $1,000,000 and requires a minimum of $300,000 of factored receivables per calendar quarter. The agreement includes early termination fees and is guaranteed by the Company and by two of the stockholders individually. The Company paid collection fees of $73,865 and $77,600 during the years ended June 30, 2022 and 2021, respectively.

Human Capital

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

As of June 30, 2022, we had approximately twenty-four full time employees, of whom four are executives, six employees are engaged in product development, engineering and research and development, eight employees are engaged in sales and marketing, four employees are engaged in administrative and clerical services and two employees are engaged in service and training. In addition, approximately two individuals provide consulting services as independent contractors.

None of our employees are represented by labor organizations. We consider our relationship with our employees to be excellent.

Corporate History

Galaxy Next Generation LTD CO. (“Galaxy CO”) was organized in the state of Georgia in February 2017 while R&G Sales, Inc. (“R&G”) was organized in the state of Georgia in August 2004. Galaxy CO merged with R&G (“common controlled merger”) on March 16, 2018, with R&G becoming the surviving company. R&G subsequently changed its name to Galaxy Next Generation, Inc. (“Private Galaxy”).

FullCircle Registry, Inc. (“FLCR”), which was originally organized as a Nevada corporation in 2000 as Excel Publishing, Inc., is a holding company created for the purpose of acquiring small profitable businesses to provide exit plans for those company’s owners. FLCR’s subsidiary, FullCircle Entertainment, Inc. (“Entertainment” or “FLCE”), owned and operated Georgetown 14 Cinemas, a fourteen-theater movie complex located in Indianapolis, Indiana.

On June 22, 2018, we consummated a reverse triangular merger whereby Private Galaxy (co-founded by our now executives, Gary LeCroy (CEO) and Magen McGahee (CFO)), merged with and into our newly formed subsidiary, Galaxy MS, Inc. (“Galaxy MS” or “Merger Sub”), which was formed specifically for the transaction. Under the terms of the merger, the shareholders of Private Galaxy transferred all their outstanding shares of common stock to Galaxy MS, in return for shares of our Series C Preferred Stock. Prior to the merger, we operated under the name FullCircle Registry, Inc. and our operations were based upon our ownership of Georgetown 14 Cinemas, a fourteen-theater movie complex located on approximately seven acres in Indianapolis, Indiana. Prior to the merger, our sole business and source of revenue was from the operation of the theater, and as part of the merger agreement, we had the right to spinout the theater to the prior shareholders of FLCR. Effective February 6, 2019, we sold our interest in the theater to focus our resources on our technology operations.

In recognition of Private Galaxy’s merger with FLCR, several things occurred: (1) on August 30, 2018, FLCR amended and restated its articles of incorporation to change its name from FullCircle Registry, Inc. to Galaxy Next Generation, Inc.; (2) the Company changed its fiscal year end to June 30, effective June 2018; (3) the Company’s authorized shares of preferred stock were increased to 200,000,000 and authorized shares of common stock were increased to 4,000,000,000 (prior to the Reverse Stock Split) both with a par value of $0.0001; (4) the Board of Directors and Executive Officers approved Gary LeCroy, President and Director; Magen McGahee, Secretary and Director; and Carl Austin, Director; and (5) the primary business operated by the combined company became the business that was operated by Private Galaxy.

On September 4, 2019, we acquired 100% of the outstanding capital stock of both Interlock Concepts, Inc. (“Concepts”) and Ehlert Solutions Group, Inc. (“Solutions”) pursuant to the terms of a stock purchase agreement that we entered into with Concepts and Solutions. Under the stock purchase agreement, we acquired 100% of the outstanding capital stock of both Concepts and Solutions. The purchase price for the acquisition was 1,350,000 shares of common stock and a two year note payable to the seller in the principal amount of $3,000,000. The note payable to the seller is subject to adjustment based on the achievement of certain future earnings goals and successful completion of certain pre-acquisition withholding tax issues of Concepts and Solutions.

On October 15, 2020, we acquired the assets of Classroom Technologies Solution, Inc. (“Classroom Tech”) for consideration of (a) paying off a secured Classroom Tech loan, not to exceed the greater of 50% of the value of the Classroom Tech assets acquired or $120,000; (b) the issuance of a promissory note in the amount of $44,526 to a Classroom Tech designee; and (c) the issuance of 10 million shares of common stock to the seller of Classroom Tech. The Entertainment segment was sold on February 6, 2019 in exchange for 38,625 (193 shares after adjustment for 200:1 reverse split) shares of our common stock.

On March 7, 2022, we effected a reverse stock split of our issued and outstanding shares of common stock on a 1-for-200 basis.

On August 31, 2022, we filed a certificate of amendment to our amended and restated articles of incorporation to increase the number of authorized shares of common stock from 20,000,000 to 200,000,000.

Our principal executive offices are located at 285 Big A Road Toccoa, Georgia 30577, and our telephone number is (706) 391-5030. Our website address is www.galaxynext.us. Information contained in our website does not form part of this Annual Report and is intended for informational purposes only.

COVID-19

In December 2019, a novel strain of coronavirus, COVID-19, was reported in Wuhan, China. The World Health Organization determined that the outbreak constituted a “Public Health Emergency of International Concern” and declared a pandemic. The COVID-19 pandemic is disrupting businesses and affecting production and sales across a range of industries, as well as causing volatility in the financial markets. The extent of the impact of the COVID-19 pandemic on our customer demand, sales and financial performance will depend on certain developments, including, among other things, the duration and spread of the outbreak and the impact on our customers and employees, all of which are uncertain and cannot be predicted. See “Risk Factors” for information regarding certain risks associated with the pandemic.

The COVID-19 pandemic has accelerated cloud transformation efforts for new and existing customers and underscored the importance and mission-critical nature of multi-cloud strategies. Over the last several months, customers have increasingly turned to cloud solutions to pivot to new business models, improved their disaster recovery of mission critical data, migrated to cloud based solutions and reduced their capital expenditure requirements.

In response to the COVID-19 pandemic, we implemented a number of initiatives to ensure the safety of our employees. Since March 9, 2020, over 90% of our employees work remotely. All of our employees have had the ability to work remotely utilizing solutions the Company provides to their clients and distribution channels. Additionally, our remote, technology-enabled model has enabled minimal disruption to our go-to-market efforts and service delivery organizations.

The effects of the COVID-19 pandemic are rapidly evolving, and the full impact and duration of the virus are unknown. Currently, the COVID-19 pandemic has not had a significant impact on our operations or financial performance; however, the ultimate extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and its impact on our customers, vendors and employees and its impact on our sales cycles as well as industry events, all of which are uncertain and cannot be predicted.

On April 30, 2020, we were granted a loan from a banking institution, in the principal amount of approximately $310,000 (the “Loan”), pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020. The Loan, which was in the form of a Note dated April 30, 2020, matures on April 30, 2022 and bears interest at a fixed rate of 1.00% per annum, payable monthly to Signature Bank, as lender, commencing on November 5, 2020.  Funds from the loan may only be used to retain workers and maintain payroll or make mortgage payments, lease payments and utility payments. Management intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. We applied for and was granted forgiveness of the loan.

In May 2020, we received a loan from the SBA under Section 7(b) of the Small Business Act. The $150,000 secured loan matures in May 2050 and accrues interest at an annual rate of 3.75%. The promissory note is collateralized by a security interest in substantially all of our  assets. The loan proceeds are to fund working capital needs due to economic injury caused by the COVID-19 pandemic.

The Cares Act allowed employers to defer the deposit and payment of the employer’s share of Social Security taxes from March 27, 2020 through September 30, 2021. The deferred deposits of the employer’s share of Social Security tax must be deposited 50% by December 31, 2021, and 50% by December 31, 2022. The Company’s remaining deferred deposits and current payments due amounted to $457,704 of Social Security Tax at June 30, 2022. In fiscal years 2022 and 2021, the Company applied for Employee Retention Credits and has recognized approximately $40,000 as a reduction to operating expenses in the consolidated statement of operations.

The extent of the impact, if any, will depend on future developments, including actions taken to contain COVID-19. See also “Risk Factors” for more information.

Government Regulation

We are subject to various federal, state, local and international laws with respect to our receipt, storage and processing of personal information and other customer data. If our products do not meet applicable safety or regulatory standards, we could experience lost sales, diverted resources and increased costs, which could have a material adverse effect on our financial condition and results of operations. Our products are subject to environmental regulations in some jurisdictions in which we will do business, we are and will be required to comply with a variety of product safety, product testing and environmental regulations, including compliance with applicable laws and standards with respect to lead content and other child safety and environmental issues. Events that give rise to actual, potential or perceived product safety or environmental concerns could expose us to government enforcement action or private litigation and result in product recalls and other liabilities. In addition, negative consumer perceptions regarding the safety of our products could cause negative publicity and harm our reputation.

For additional detail, please see the following Risk Factor: “If our products fail to comply with consumer product or environmental laws, it could materially affect our financial performance.”

ITEM 1A.       RISK FACTORS

Investors should carefully consider the risks described below before deciding whether to invest in our securities. If any of the following risks actually occur, our business, financial condition or results of operations could be adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. Our actual results could differ materially from those anticipated in the forward-looking statements made throughout this Annual Report a result of different factors, including the risks we face described below.

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

Risks Related to Our Financial Position and Capital Requirements

We have incurred losses for the years ended June 30, 2022 and 2021 and there can be no assurance that we will generate net income

For the years ended June 30, 2022 and 2021 we had a net loss of $6,250,956 and $24,434,336, respectively. There can be no assurance that our losses will not continue in the future, even if our revenues and expenditures for the products and solutions we sell and distribute increase. In addition, as of June 30, 2022, we had stockholders' deficit of approximately $2,231,189 and cash used in operations of approximately $1,178,009. These factors raise substantial doubt regarding our ability to continue as a going concern.

Our historical operating results indicate substantial doubt exists related to our ability to operate as a going concern.

We have incurred net losses and used significant cash in operating activities since inception, and we expect to continue to generate operating losses for the foreseeable future. As of June 30, 2022, we have an accumulated deficit of $54,182,084 and cash, cash equivalents and marketable securities of $300,899. These factors raise substantial doubt about our ability to continue as a going concern and to satisfy our estimated liquidity needs for twelve months from the issuance of the consolidated financial statements. Our consolidated audited financial statements as of and for the year ended June 30, 2022 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our management concluded that our recurring losses from operations and the fact that we have not generated significant revenue or positive cash flows from operations raise substantial doubt about our ability to continue as a going concern for the next twelve months after issuance of our financial statements. Our auditors also included an explanatory paragraph in its report on our financial statements as of and for the year ended June 30, 2022 with respect to this uncertainty.   If we continue to experience operating losses, and we are not able to generate additional liquidity through a capital raise or other cash infusion, we might need to secure additional sources of funds, which may or may not be available to us. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to further scale back or discontinue the development of our product candidates or other research and development initiatives or initiate steps to cease operations.

We require funds to operate and expand our business

During the year ended June 30, 2022, our operating activities used net cash of $1,178,009 and our cash was $300,899 at June 30, 2022. During the year ended June 30, 2021, our operating activities used net cash of approximately $6,316,265 and our cash and cash equivalents was $541,591. As of June 30, 2022, our accumulated deficit totaled approximately $54,182,084 on a consolidated basis. Although we have been able to mitigate our losses in the past, we expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. We will require funds to purchase additional inventories, pay our vendors, and build our marketing and sales staff. If we do not succeed in raising additional funds on acceptable terms, we may be unable to expand our business and could default on our obligations. There can be no assurance that such financing will be available and that the equity interests of all of our stockholders would not be substantially diluted. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. Our ability to raise capital through the sale of securities may be limited by the rules of the SEC and the terms of the agreements that we enter into.  We currently do not have any committed sources of financing other than our accounts receivable factoring agreement, which requires us to meet certain conditions to utilize and there can be no assurance that we will meet those conditions.

We have identified a material weakness in our internal controls, and we cannot provide assurances that this weakness will be effectively remediated or that additional material weaknesses will not occur in the future.

If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud, or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a- 15(f) under the Exchange Act. Our management concluded that there is a material weakness in our internal control over financial reporting. The material weakness relates to the fact that our management is relying on external consultants for purposes of preparing its financial reporting package; however, the officers may not be able to identify errors and irregularities in the financial reporting package before its release as a continuous disclosure document. Because of the material weakness described above, management concluded that, as of June 30, 2022 our internal control over financial reporting was not effective based on the criteria established in Internal Control-Integrated Framework issued by COSO (2013). There has been no change in our internal controls that occurred during our most recent fiscal period that has materially affected, or is reasonably likely to affect, our internal controls.

Our failure to fulfill all our registration requirements in connection with our previously notes and warrants may cause us to suffer liquidated damages, which may be very costly.

Pursuant to the terms of the securities purchase rights agreement that we entered into in connection with our issuance in August 2022 of 12% promissory notes due August 31, 2023 and related warrants, we are required to (i) file a registration statement with respect to securities underlying the notes and warrants within thirty days following the later of: our consummation of an uplist offering (as deifned in the notes) or the maturity date of the notes; (ii) cause the registration statement to be declared effective within ninety days of its filing and (iii) maintain the effectiveness of such registration statement. The failure to do so could result in the payment of liquidated damages by us, which could be significant. There can be no assurance given that we will be able to cause any registration statement to be declared effective within ninety days of its filing or maintain the effectiveness of any registration statement, and therefore there can be no assurance that we will not incur damages with respect to such agreements.

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

We intend to build our business through the acquisition of other businesses in our industry as we have done in the past. The process of integrating any acquired business may create unforeseen operating difficulties and expenditures and is itself risky. Any future acquisitions, joint ventures or other growth opportunities will be subject to a number of challenges.

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

Many of these competitors have, and our potential competitors may have, significantly greater financial and other resources than we do and have spent, and may continue to spend, significant amounts of resources to try to enter or expand their presence in the market. These companies may manufacture and/or distribute new, disruptive or substitute products that compete for the pool of available funds that previously could have been spent on interactive displays and associated products. In addition, low-cost competitors have appeared in China and other countries. We may not be able to compete effectively against these current and future competitors. Increased competition or other competitive pressures have and may continue to result in price reductions, reduced margins, or loss of market share, any of which could have a material adverse effect on our business, financial condition or results of operations.

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

Historically, our business operations have been located primarily throughout the Southeast region of the United States. While we expand our business to new geographic areas, we are still highly concentrated in the United States. Because we derived all of our total revenues on a consolidated basis for the years ended June 30, 2022 and 2021 from our operations in the United States, our business is exposed to adverse regulatory and competitive changes, economic downturns and changes in political conditions in the United States. If we are unable to identify and successfully manage or mitigate these risks, our businesses, financial condition, results of operations and prospects could be materially adversely affected.

For the years ended June 30, 2022 and 2021, we generated a significant portion of our revenue from a limited number of customers.

For the years ended June 30, 2022 and 2021, three customers that accounted for approximately 66% and two customers that accounted for approximately 50%, respectively of our revenue and 77% and 73%, respectively of our accounts receivable. If we were to lose either of these customers our business would be significantly adversely impacted.

We are dependent upon a limited number of third party manufacturers and key suppliers for the components used in our products. Our suppliers may not be able to always supply components or products to us on a timely basis and on favorable terms, and as a result, our dependency on third party suppliers has adversely affected our revenue and may continue to do so.

We are subject to disruptions in our operations if our limited supply contract manufacturers decrease or stop production of components and products, or if such suppliers and contract manufacturers do not produce components and products of sufficient quantity. We do not manufacture any of the raw materials for the products we sell and distribute and are dependent upon a limited number of suppliers for all products and components. We depend on obtaining adequate supplies of quality components on a timely basis with favorable terms, and some of those components, as well as certain complete products that we sell are provided to us by only one supplier or contract manufacturer. Alternative sources for our components are not always available. Approximately 60% of our products and components are manufactured overseas, so they have long lead times, and events such as local disruptions, natural disasters or political conflict may cause unexpected interruptions to the supply of our products or components.

For the years ended June 30, 2022 and 2021, we had three vendors that accounted for approximately 83% and 75% of purchases.

In addition, reliance on third-party manufacturers and suppliers entails risks to which we would not be subject if we manufactured the components for our products ourselves, including:

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

If our contract manufacturer or its suppliers fail to deliver the required commercial quantities of our components required for our products on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement manufacturers or suppliers capable of production at a substantially equivalent cost, in substantially equivalent volumes and quality, and on a timely basis, we would likely be unable to meet demand for our products, and we would lose potential revenue. It may also take a significant period of time to establish an alternative source of supply for our components

Long lead times, supply shortages, and supply changes could disrupt our supply chain and have an adverse effect on our business, financial condition, and operating results.

Meeting customer demand partially depends on our ability to obtain timely and adequate delivery of components for our products. As demand for our products increases, in part due to the COVID-19 pandemic, we have experienced temporary supply chain delays also related to the COVID-19 pandemic. Some of the components that go into the manufacturing of our products are sourced from a limited number of third-party suppliers. Our manufacturers generally purchase these components on our behalf, subject to certain approved supplier lists, and neither we nor our manufacturers  have long-term arrangements with most of our component suppliers. We are therefore subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in design, quantities, and delivery schedules. We may in the future experience component shortages, and the predictability of the availability of these components may be limited. In the event of a component shortage or supply interruption from suppliers of these components, we may not be able to develop alternate sources in a timely manner. Developing alternate sources of supply for these components may be time-consuming, difficult, and costly and we may not be able to source these components on terms that are acceptable to us, or at all, which may undermine our ability to fill our orders in a timely manner. Any interruption or delay in the supply of any of these parts or components, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would harm our ability to meet our scheduled product deliveries to our customers.

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

As a result of our reliance on third-party manufacturers and suppliers located in China, our results of operations, financial condition, and prospects are subject to a significant degree to economic, political, and legal developments in China including government control over capital investments or changes in tax regulations that are applicable to us. China’s economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate and control of foreign exchange, and allocation of resources. Since we rely on a third-party manufacturer located in China for certain of our parts, our business is subject to the risks associated with doing business in China, including:

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

Our logistics are currently provided by our Toccoa, Georgia, our Broomfield, Colorado, our Peoria, Arizona and our Jacksonville, Florida facilities and multiple import and freight carriers throughout the United States. Our suppliers for original design manufacturing (“ODM”) and original equipment manufacturing (“OEM”) are located in the United States, China, and Taiwan. If major disasters such as earthquakes, fires, floods, wars, terrorist attacks, computer viruses, transportation disasters or other events occur in any of these locations, or our information systems or communications network or those of any of our key component suppliers breaks down or operates improperly as a result of such events, our facilities or those of our key suppliers may be seriously damaged, and we may have to stop or delay production and shipment of our products. We may also incur expenses relating to such damages. If production or shipment of our products or components is stopped or delayed or if we incur any increased expenses as a result of damage to our facilities, our business, operating results, and financial condition could be materially adversely affected.

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

Our Chief Executive Officer and our Chief Financial Officer/Chief Operating Officer initially were issued 85% of our outstanding voting stock.  Pursuant to the employment agreements that we entered into with each of them in January 2020, as amended, we issued to them 51 shares of Series G Preferred Stock collectively, such that they together maintain 51% of our outstanding voting securities.  Therefore, our Chief Executive Officer and our Chief Financial Officer will have the ability to control our business affairs.

Product liability, warranty, and recall claims may materially affect our financial condition and damage our reputation.

We are engaged in a business that exposes us to claims for product liability and warranty claims in the event our products actually or allegedly fail to perform as expected or the use of our products results, or is alleged to result, in property damage, personal injury or death. Although we maintain product and general liability insurance of the types and in the amounts that we believe are customary for the industry, we are not fully insured against all such potential claims. Any judgment or settlement for personal injury or wrongful death claims could be more than our assets and, even if not justified, could prove expensive to contest.

We may experience legal claims in excess of our insurance coverage or claims that are not covered by insurance, either of which could adversely affect our business, financial condition and results of operations. Adverse determination of material product liability and warranty claims made against us could have a material adverse effect on our financial condition and harm our reputation. In addition, if any of our products or components in our products are, or are alleged to be, defective, we may be required to participate in a recall of that product or component if the defect or alleged defect relates to safety. Any such recall and other claims could be costly to us and require substantial management attention.

Significant product repair and/or replacement due to product warranty claims or product recalls could have a material adverse impact on our results of operations.

We offer limited warranties on our products, ranging for 0 to 5 years against failure due to defective parts of workmanship. To date expenses due to warranty claims have been minimal.

Although we employ quality control procedures, sometimes a product is distributed that needs repair or replacement. The repair and replacement costs we could incur in connection with a recall could adversely affect our business. In addition, product recalls could harm our reputation and cause us to lose customers, particularly if recalls cause consumers to question the safety or reliability of our products.

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

If we are unable to anticipate consumer preferences and successfully develop attractive products, we might not be able to maintain or increase our revenue or achieve profitability.

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

We intend to rely on a combination of common law copyright, patent, trademark, and trade secret laws and measures to protect our proprietary information. We currently have two issued patent and two pending patent applications; however, such protection does not prevent unauthorized use of such technology. Trademark and copyright protections may be limited, and enforcement could be too costly to be effective. It may also be possible for unauthorized third parties to copy aspects of, or otherwise obtain and use, our proprietary information without authorization, including, but not limited to, product design, software, customer and prospective customer lists, trade secrets, copyrights, patents and other proprietary rights and materials. Other parties can use and register confusingly similar business, product, and service names, as well as domain names, which could divert customers, resulting in a material adverse effect on our business, operating results, and financial condition.

Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture market share. Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, , which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of the relevant patent rights. If we are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations, and prospects may be adversely affected.

If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could harm our operating results. Competitors may challenge the validity or scope of our patents or future patents we may obtain. In addition, our patents may not provide us with a meaningful competitive advantage. We may be required to spend significant resources to monitor and police our  intellectual property rights. We may not be able to detect infringement and our competitive position may be harmed. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. In addition, competitors may design around our technology or develop competing technologies.

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

The exercise or conversion of currently outstanding debt, warrants or preferred stock would further dilute holders of our common stock.

We currently have outstanding debt that could convert into shares of our common stock, preferred stock that converts into shares of our common stock and warrants exercisable for shares of our common stock. Our Series F Preferred Stock is convertible into shares of Common Stock at the fixed price of $0.37 per share, subject to adjustments. Our Board of Directors has authority, without action or vote of our shareholders, to issue shares of common and preferred stock. Our outstanding notes contain provisions that provide for the adjustment of the conversion price under certain circumstances.  In addition, the securities purchase agreement that we entered into also provides for the issuance of additional commitment shares under certain circumstances. We may issue shares of our common stock or preferred stock to complete a business combination or to raise capital. Such stock issuances could be made at a price that reflects a discount from the then-current trading price of our common stock. These conversions and issuances would dilute our stockholders' ownership interest, which among other things would have the effect of reducing their influence on matters on which our stockholders vote. In addition, our stockholders and prospective investors may incur additional dilution if holders of stock options and warrants, whether currently outstanding or subsequently granted, exercise their options or warrants to purchase shares of our common stock or if our convertible debt holders convert their debt.

Future sales of common stock by our officers and directors and principal stockholders or others of our common stock, or the perception that such sales may occur, could depress the market price of our common stock.

Sales of a substantial number of shares of our common stock, particularly sales by our directors, executive officers and principal stockholders could adversely affect the market price of our common stock and may make it more difficult to sell common stock at a time and price that you deem appropriate.

Certain Provisions of Nevada law may have anti-takeover effects.

Certain provisions of Nevada law applicable to our company could also delay or make more difficult a merger, tender offer or proxy contest involving our Company, including Sections 78.411 through 78.444 of the Nevada Revised Statutes, which prohibit a Nevada corporation from engaging in any business combination with any “interested stockholder” (as defined in the statute) for a period of two years unless certain conditions are met. In addition, our senior management is entitled to certain payments upon a change in control and certain of the restricted shares we have granted provide for the acceleration of vesting in the event of a change in control of our Company.

Anti-takeover provisions in our charter documents, and under Nevada law, could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

Provisions in our amended and restated articles of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws will include provisions that:

●

 authorize our board of directors to issue, without further action by the stockholders, shares of preferred stock with terms, rights, and preferences determined by our board of directors that may be senior to our common stock;

●	specify that special meetings of our stockholders can be called only by a majority of our board of directors;
●	prohibit cumulative voting in the election of directors; and
●	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum.

Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our common stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that you would receive a premium for your shares of our common stock in an acquisition.

Our amended and restated articles of incorporation and bylaws provide for indemnification of officers and directors at our expense, which may result in a major cost to us and hurt the interests of our stockholders because corporate resources may be expended for the benefit of officers or directors.

Our amended and restated articles of incorporation and bylaws provide that any person who was or is a party or was or is threatened to be made a party to any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative by reason of the fact that he is or was a director, officer, employee, or agent of the Company, or is or was serving at the request of the Company as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise, shall be entitled to be indemnified by the Company to the fullest extent then permitted by the laws of the State of Nevada against reasonably incurred expenses of suit, litigation or other proceedings which is specifically permissible under applicable law, except with respect to matters as to which it is adjudged that such person was liable to the Company for negligence or misconduct in the performance of his duty. These indemnification obligations may result in a major cost to us and hurt the interests of our stockholders because corporate resources may be expended for the benefit of officers or directors.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with our activities, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares.

We do not intend to pay dividends in the foreseeable future. As a result, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. Consequently, your only opportunity to achieve a return on your investment in our company will be if the market price of our common stock appreciates and you sell your shares at a profit. For additional information about our dividend policy, see the section entitled “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity—Dividend Policy” elsewhere in this Annual Report.

ITEM1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

 Facilities

Our principal offices are located at 285 Big A Road, Toccoa, GA 30577.  Our corporate telephone number is (706) 391-5030. As of June 30, 2022, we maintained the following operating facilities:

Location	Description	Owned / Leased	Approx. Sq. Ft.
Toccoa, Georgia	Corporate office	Leased (1)	10,500
Broomfield, Colorado Jacksonville, Florida Peoria, Arizona	Satellite office Warehouse and office Warehouse and office	Leased (2) Leased (3) Leased (4)	2,000 8,000 3,500

(1)	The lease on this property is with a family member of the majority shareholder. Refer to Note 6 in the financial statements for more information.
(2)	The lease on this property is with a commercial real estate company located in Broomfield, Colorado. Refer to Note 7 in the financial statements for more information.
(3)	The lease on this property is with a commercial real estate company located in Jacksonville, Florida. Refer to Note 7 in the financial statements for more information.
(4)	The lease on this property is with a commercial real estate company located in Phoenix, Arizona. Refer to Note 7 in the financial statements for more information.

In the opinion of our management, our property was adequate for our present needs as of June 30, 2022. We do not anticipate difficulty in renewing the existing leases as they expire or in finding alternative facilities if necessary. We believe all of our assets are adequately covered by insurance. There have been no changes to the leased locations since June 30, 2022. Please refer to refer to Notes 6 and 7 in the financial statements for more information.

ITEM 3. LEGAL PROCEEDINGS

We are involved in a variety of legal actions relating to various matters during the normal course of business. Although we are unable to predict the ultimate outcome of these legal actions, it is the opinion of management that the disposition of these matters, taken as a whole, will not have a material adverse effect on our financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

As of June 30, 2022, our common stock trades on the OTCQB and is quoted on the OTC Market under the trading symbol “GAXY.”  Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The last reported sales price of our common stock on the OTC Market was $0.08 on September 21, 2022.

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

Holders

The number of record holders of our common stock at June 30, 2022 was 392.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing elsewhere in this Annual Report. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to Galaxy Next Generation, Inc., a Nevada corporation, and its subsidiaries. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. See “Special Note Regarding Forward-Looking Statements.” Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed in “Risk Factors” and elsewhere in this Annual Report. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

Company Overview

Galaxy is a manufacturer and U.S. distributor of interactive learning technology hardware and software that allows the presenter and participant to engage in a fully collaborative instructional environment. Galaxy's product offerings include Galaxy's own private-label interactive touch screen panel, its own Intercom, Bell, and Paging solution, Emergency Communication platform, as well as an audio amplification line of products that is currently supported direct and by OEM relationships. Galaxy's distribution channel consists of a direct sales model, as well as approximately 44 resellers across the U.S. who primarily sell the products offered by Galaxy within the commercial and educational market. Galaxy does not control where the resellers focus their reselling efforts; however, the K-12 education market is the largest customer base for Galaxy products comprising nearly 90% of Galaxy's sales. In addition, Galaxy’s OEM division also manufacturers products for other vendors in its industry and white labels the products under other brands.

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

Our common stock is traded on over-the-counter markets under the stock symbol “GAXY.”

Reverse Stock Split

Effective March 7, 2022, we effected a one-for-two hundred reverse stock split of our authorized and outstanding shares of common stock. All per share numbers reflect the one-for-two hundred reverse stock split.

Recent Events

On August 31, 2022, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with an investor pursuant to which we issued a 12% promissory note in the principal amount of $900,000 (the “Note”) for net proceeds of $765,000, together with a warrant (the “Warrant”) to purchase 1,000,000 shares of our common stock (the “Warrant Shares”) and an agreement to issue 3,000,000 shares of our common stock to the investor as commitment fee shares (the “Commitment Fee Shares”) in respect of a $450,000 commitment fee.  We applied $400,000 of the proceeds from the sale of the Note and the Warrant to repay principal and interest obligations accrued under a 12% Promissory Note, dated June 21, 2022, issued by us in the principal amount of $600,000 to the investor.

The Note bears interest at 12% per annum and is due and payable on August 31, 2023 (the “Maturity Date”). Any amount of principal or interest on the Note which is not paid when due will bear default interest at the rate of the lesser of (i) eighteen percent (18%) per annum and (ii) the maximum amount permitted under law. In the event we receive gross proceeds of at least $5,000,000 in connection with any debt or equity financing, we have agreed to apply a portion of the proceeds from such financing to repay the Note in full.

The Note is convertible in the event of a default into common stock at a conversion price (the “Conversion Price”) equal to the lowest trading price (i) during the previous twenty (20) trading day period ending on the date of issuance of the Note, or (ii) during the previous twenty (20) trading day period ending on the conversion date. If in the case that our common stock is not deliverable by DWAC, an additional 10% discount will apply for all future conversions until DWAC delivery becomes available. If in the case that our common stock is “chilled” for deposit into the DTC system and only eligible for clearing deposit, an additional 15% discount will apply for all future conversions under all Note until such chill is lifted. Additionally, if we cease to be a 1934 Act reporting company or if the Note cannot be converted into free trading shares after one hundred eighty-one (181) days from the issue date (other than as a result of the holder’s status as our affiliate), an additional 15% discount will be attributed to the conversion price. If we fail to maintain its status as “DTC Eligible” for any reason, the principal amount of the Note will increase by $5,000 and the conversion price will be redefined to mean 70% multiplied by the market price of the common stock.

So long as the Note is outstanding, upon any issuance by us or any of our subsidiaries of any security with any term more favorable to the holder of such security or with a term in favor of the holder of such security that was not similarly provided to the holder of the Note, then we  shall notify the holder of such additional or more favorable term and such term, at holder’s option, will become a part of the transaction documents with the holder. If while the Note is outstanding a third party has the right to convert monies owed into common stock at a discount to market greater than the Conversion Price in effect at that time (before all other applicable adjustments in the Note), then the holder, in holder’s sole discretion, may utilize such greater discount percentage. In no event will the holder be entitled to convert any portion of the Note in excess of that portion which would result in beneficial ownership by the holder and its affiliates of more than 9.99% of the outstanding shares of common stock.

So long as we have any obligation under the Note, we may not, without the holder’s written consent, create, incur, assume guarantee, or otherwise become liable upon the obligation of any person or entity, except by the endorsement of negotiable instruments for deposit or collection, or suffer to exist any liability for borrowed money, except (a) borrowings in existence or committed on the date the Note was issued and of which the Company has informed holder, (b) indebtedness to trade creditors financial institutions or other lenders incurred in the ordinary course of business, (c) borrowings, the proceeds of which shall be used to repay the Note, or (d) borrowings which are expressly subordinated to the Note.

Upon the occurrence of certain events of default specified in the Note, such as a failure to honor a conversion request, failure to maintain our listing or our failure to comply with its obligations under Securities Exchange Act of 1934, as amended, 200% of all amounts owed to holder under the Note, including default interest if any, shall then become due and payable. Upon the occurrence of other events of default specified in the Note, such as a breach of the Company’s representations or covenants or the failure register the Commitment Fee Shares as required by the Securities Purchase Agreement or the Warrant Shares as required by the Warrant, all amounts owed to holder under the Note, including default interest if any, shall then become due and payable. Further, if we fail to maintain its listing, fail to comply with its obligations under Securities Exchange Act of 1934, as amended, or lose the “bid” price for its common stock for a period of five (5) days after written notice thereof to us, after the nine-month anniversary of the Note, then the principal amount of the Note will increase by $15,000 and the holder shall be entitled to use the lowest trading price during the delinquency period as a base price for the conversion and the conversion price shall be redefined to mean forty percent (40%) multiplied by the market price of the common stock.

The Warrant is exercisable, commencing on the earlier of (i) the date that is one hundred eighty-one (181) calendar days after its issuance date or (ii) the date that we consummate an Uplist Offering (as defined in this Warrant), for a period of five years at an initial exercise price of $.01, subject to adjustment for stock splits, stock dividends or similar event, provided, however, that if we consummates an Uplist Offering on or before the date that is one hundred eighty (180) calendar days after the issuance date, then the exercise price will equal the lower of (i) offering price per share of common stock (or unit, if units are offered in the Uplist Offering) at which the Uplist Offering is made or (ii) the exercise price of any warrant(s) issued by us in connection with the Uplist Offering. If while the Warrant is outstanding, we issue or sell, or are deemed to have issued or sold, any warrant or option to purchase common stock and/or common stock equivalents other than in connection with an exempt issuance (as defined), with a purchase price per share less than the exercise price in effect immediately prior to such issuance or sale or deemed issuance or sale, then immediately after such issuance or sale or deemed issuance or sale, the exercise price then in effect will be reduced to an amount equal to the new issuance price. In the event the Company fails to timely file a registration statement for the shares issuable upon exercise of the Warrant the Warrant may be exercised on a cashless basis. In no event will the holder be entitled to exercise any portion of the Warrant in excess of that portion which would result in beneficial ownership by the holder and its affiliates of more than 9.99% of the outstanding shares of common stock.

We agreed to include the shares exercisable upon exercise of the Warrant and the Commitment Fee Shares in a registration statement filed by us no later than the date that is thirty (30) days following the later of (i) the consummation of the Uplist Offering, or (ii) the Maturity Date, and to cause the registration statement to be declared effective within ninety (90) days of its filing.

The Securities Purchase Agreement provides that if we issue any shares of common stock at a price per share of less than $0.15 during the period beginning on the date which is the six (6) month anniversary of the closing date (the “Adjustment Period”), we will issue to investor additional Commitment Fee Shares such that the price per share of the aggregate amount of Commitment Fee Shares (including such additional Commitment Fee Shares) equals such lower price per share. The Securities Purchase Agreement further provides that the investor may elect during the Adjustment Period to provide us with a reconciliation statement showing the net proceeds actually received from the sale of the Commitment Fee Shares (the “Sale Reconciliation”). If, as of the date of the delivery by investor of the Sale Reconciliation, the investor has not realized net proceeds from the sale of such Commitment Fee Shares equal to at least the Commitment Fee, then the Company is obligated to pay, within five (5) business days, the applicable shortfall amount in cash or immediately take all required action necessary to cause the issuance of additional shares of common stock to the investor in an amount sufficient such that, when sold and the net proceeds thereof are added to the net proceeds from the sale of any of the previously issued and sold Commitment Fee Shares, the investor will have received total net funds equal to the Commitment Fee. The Securities Purchase Agreement provides that the Commitment Fee Shares shall be issued to the investor upon the earlier of: (i) the consummation of the Uplist Offering, (ii) August 31, 2023, or (iii) the repayment in full of the Company’s obligations under the Note.

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

Revenue recognition

We recognize revenue to depict the transfer of promised goods to the customer in an amount the reflects the consideration to which we expect to be entitled in exchange for those goods in accordance with the provisions of ASC 606, “Revenue from Contracts with Customers.”

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

Intangible Assets

Intangible assets are stated at the lower of cost or fair value. Intangible assets are amortized on a straight- line basis over periods ranging from two to six years, representing the period over which we expect to receive future economic benefits from these assets.

Recent Accounting Pronouncements Accounting Pronouncements Not Yet Adopted

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Part II, Item 8, Note 1, “Summary of Significant Accounting Policies” to the consolidated financial statements in this Annual Report.

Results of Operations for the Years Ended June 30, 2022 and 2021

Financial Results and Performance Metrics Overview

The table below presents an analysis of selected line items period-over-period in our Consolidated Statements of Operations for the periods indicated.

Revenue

Total revenues recognized were $3,941,832 and $3,773,605 for the years ended June 30, 2022 and 2021, respectively, an increase of 4%. Additionally, deferred revenue amounted to $175,436 and $453,862 as of June 30, 2022 and 2021, respectively. Revenues during the years ended June 30, 2022 and 2021 substantially consisted of revenues from sales of technology interactive panels and related products, bell paging and intercom system installations, and audio amplification OEM sales.  Revenues increased during the year ended June 30, 2022 due to the increases in the customer base for our products, partially as a result of the pandemic, as well as additional revenues received through our OEM channel.

Cost of Sales and Gross Profit

Our cost of sales was $3,387,490 and $2,077,342 for the years ended June 30, 2022 and 2021, respectively, an increase of approximately 63%. Cost of sales for the years ended June 30, 2022 and 2021 consists primarily of manufacturing, freight, amortization of capitalized development costs, delivery and installation. Gross profit decreased due to amortization of capitalized development costs and increased costs for freight and delivery. In addition, we reduced pricing on certain products due to competition and our product mix changed to lower margin items in the current year. Our gross profit as a percentage of total revenues was 14% and 45% for the years ended June 30, 2022 and 2021, respectively.

General and Administrative

The tables below represent an annual comparison discussed in the financial statements:

Year ended	June 30, 2022	June 30, 2021
Stock issued for services and donated	$ 172,852	$ 2,778,550
General and administrative	5,108,441	5,089,979
Total General and Administrative Expenses	$ 5,281,293	$ 7,868,529

Total general and administrative expenses were $5,281,293 and $7,868,529 for the years ended June 30, 2022 and 2021, respectively, a decrease of approximately 33%. General and administrative expenses for the years ended June 30, 2022 and June 30, 2021 consist primarily of salaries and stock issued for consulting services and donation expenses, insurance, rent, marketing, travel, amortization, and professional fees. Of this amount, $172,852 and $2,778,550 represent stock issued for consulting services and donations, which did not impact cash, for the years ended June 30, 2022 and 2021, respectively.

The decrease was due to the increase in costs capitalized for product development, and reductions of costs associated with remote and virtual tradeshows, professional fees and other cost savings strategies implemented by management.

Other Income (Expense)

Year ended	June 30, 2022	June 30, 2021
Other income	$ 7,878	$ 456,579
Expenses related to convertible notes payable:
Change in fair value of derivative liability	1,842,000	(1,619,583)
Interest accretion	(91,143)	(382,436)
Interest expense related to equity purchase agreement	(2,143,500)	(8,462,297)
Interest expense	(1,139,240)	(8,254,333)

Total Other Income (Expense)	$ (1,524,005)	$ (18,262,070)

Interest expense amounted to $1,139,240 and $8,254,333 for the years ended June 30, 2022 and 2021, respectively. Interest expense related to the equity purchase agreement decreased to $2,143,500 for the year ended June 30, 2022 as compared to $8,462,297 for the year ended June 30, 2021. The decrease in interest expense was due to the expiration of our equity purchase agreement and a reduction of notes payable.

During the years ended June 30, 2022 and 2021, we amortized $91,143 and $382,436 of original issue debt discount on notes payable to interest accretion.

Net Loss for the Period

As a result of the foregoing, net loss incurred for the years ended June 30, 2022 and 2021 was $6,250,956 and $24,434,336, respectively, a decrease of 74%. Noncash contributing factors for the net loss incurred for the years ended June 30, 2022 and 2021 is as follows:

a) $172,852 and $2,778,550 representing stock issued for consulting services and donation expenses for the years ended June 30, 2022 and 2021, respectively.

b) amortization of intangible assets and capitalized development costs for the years ended June 30, 2022 and 2021 totaling $525,307 and $474,635, respectively; and

c) impairment charges taken of $195,346 and $0 on acquired assets for the years ended June 30, 2022 and 2021.

Off-Balance Sheet Arrangements

Other than our commitments discussed in Note 10 to our audited financial statements for the years ended June 30, 2022 and 2021, we did not have any off-balance sheet arrangements.

Liquidity and Capital Resources

To date our revenues generated from operations have been insufficient to support our operational activities and have been supplemented by the proceeds from the issuance of securities, including equity and debt issuances. As stated in Note 14 of the notes to the consolidated financial statements included in this Annual Report, our ability to continue as a going concern is dependent upon management's ability to raise capital from the sale of its equity and, ultimately, the achievement of operating revenues. If our revenues continue to be insufficient to support our operational activities, we intend to raise additional capital through the sale of equity securities or borrowings from financial institutions and possibly from related and nonrelated parties who may in fact lend to us on reasonable terms. Management believes that its actions to secure additional funding will allow us to continue as a going concern. We currently do not have any committed sources of financing other than our accounts receivable factoring agreement, which requires us to meet certain conditions to utilize. During the years ended June 30, 2022 and 2021, we raised $500,000 from the sale of 500,000 shares of our common stock under a purchase agreement with an investor and $5,073,438 from the sale of 3,279,693 shares of our common stock under the Amended and Restated Equity Purchase Agreement with Tysadco Partners LLC. In addition, during the year ended June 30, 2022, we received proceeds of $2,490,500 from the issuance of notes.  There can be no assurance that we will meet all or any of the requirements pursuant to our accounts receivable factoring agreement, and therefore the financing option may be unavailable to us. There is no guarantee we will be successful in raising capital outside of our current sources, and if so, that we will be able to do so on favorable terms.

Our cash totaled $300,899 at June 30, 2022, as compared with $541,591 at June 30, 2021, a decrease of 44%. Net cash of $1,178,009 was used in operations for the year ended June 30, 2022.  Net cash of $6,316,265 was used in operations for the year ended June 30, 2021. Net cash of $763,013 was used in investing activities for the year ended June 30, 2022. Net cash of $1,700,330 was provided by financing activities for the year ended June 30, 2022. The majority of this cash was used in the investment of product for orders already received to stay ahead of the potential product shortages we may experience in the future. During the years ended June 30, 2022 and 2021, we raised $2,490,500 and $2,697,730 from the issuance of convertible and nonconvertible notes.

Total liabilities amounted to $6,796,581 and $8,760,482 as of June 30, 2022 and 2021, respectively, primarily consists of borrowings under notes payable, related party notes payable and a line of credit, derivative liability, accounts payable, and deferred revenue.

To implement our business plan, we may require additional financing. Additional financing may come from future equity or debt offerings that could result in dilution to our stockholders. Further, adverse capital and credit market conditions could limit our access to capital. We may be unable to raise capital or bear an unattractive cost of capital that could reduce our financial flexibility.

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

Year ended	June 30, 2022	June 30, 2021
Revenue	$ 3,941,832	$ 3,773,605
Gross profit	554,342	1,696,263
General and administrative expense, less stock issued for services and donated	5,108,441	5,089,979
Net Loss less stock issued for services and donated	$(5,662,783)	$(3,393,743)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information under this Item is not required to be provided by smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements June 30, 2022 and 2021
Index to Financial Statements	Page
Report of Independent Registered Public Accounting Firm (PCAOB ID #752)	F-1-F-3
Consolidated Balance Sheets as of June 30, 2022 and 2021	F-4
Consolidated Statements of Operations for the Years Ended June 30, 2022 and 2021	F-5
Consolidated Statements of Stockholders' Deficit for the Years Ended June 30, 2022 and 2021	F-6-F-7
Consolidated Statements of Cash Flows for the Years Ended June 30, 2022 and 2021	F-8-F-9
Notes to Consolidated Financial Statements	F-10-F-32

SOMERSET
CPAs AND ADVISORS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Galaxy Next Generation, Inc.
Toccoa, Georgia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Galaxy Next Generation, Inc. (the "Company") as of June 30, 2022 and 2021, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended, and the related consolidated notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2022 and 2021, and the results of their operations and their cash flows for the years ended June 30, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company has suffered recurring losses from operations, recurring negative operating cash flows and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

<u>Critical Audit Matter Description</u>

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

<u>How the Critical Audit Matter Was Addressed in the Audit</u>

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

Warrants and Preferred Series G Stock - Refer to Note 1 of the Consolidated Financial Statements

Critical Audit Matter Description

The Company issued warrants and Preferred Series G stock in June 2022. The warrants were issued to an investor with a note payable. The Preferred Series G stock was issued to members of management pursuant to terms of employment agreements. Accordingly, the value at the grant date associated with each equity based transaction was estimated by management.

Significant judgment is exercised by the Company in determining the fair value of the equity based transactions, and includes the following:

- The Company measures the fair value of the warrants using the Black-Scholes model. The model is prepared by management's expert and considers management's best estimate of the future price of the stock, an estimate of the expected time to conversion, an estimate of the stock's volatility and the risk-free rate of return expected for an instrument with a term equal to the warrant.
- The Company measures the fair value of Preferred Series G stock using a financial model that considers the value of the preferred stock, as adjusted for the control premium. The model is prepared by management's expert and considers management's best estimate of the fair value of the controlling preferred stock on a marketable basis.

Given these factors, the related audit effort in evaluating management's estimate of the equity based transactions was extensive and required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company's estimate for the equity based transactions associated with warrants and Preferred Series G stock included the following:

- Reviewed significant contracts, underlying agreements and supporting documentation to ensure that the accounting treatment adopted reflects the terms of the contracts and underlying agreements.
- Independently confirmed terms of warrants with the holders of the equity based instruments.
- Reviewed the variables and assumptions used in the valuation of the equity based instruments to determine if they are reasonable, consistently applied and appropriately supported.
- Reviewed the credentials of management's valuation specialist.
- Observed management's process of understanding and accepting the results of the valuation.
- Assessed the reliability of the underlying data used in the valuation.

We have served as the Company's auditor since 2018.

Somerset CPAs PC

Indianapolis, Indiana
September 23, 2022

GALAXY NEXT GENERATION, INC.
Consolidated Balance Sheets
June 30, 2022 and 2021

Assets	2022	2021

Current Assets
Cash	$ 300,899	$ 541,591
Accounts receivable, net	452,643	866,091
Inventories, net	1,002,108	3,267,667
Prepaid and other current assets	3,950	3,950

Total Current Assets	1,759,600	4,679,299

Property and Equipment, net (Note 2)	348,869	86,812

Intangibles, net (Notes 1 and 12)	1,443,191	1,516,815

Goodwill (Note 1)	834,220	834,220

Operating right of use asset (Note 7)	179,512	208,051

Total Assets	$ 4,565,392	$ 7,325,197

Liabilities and Stockholders' Deficit

Current Liabilities
Line of credit (Note 3)	$ -	$ 991,598
Derivative liability, convertible debt features (Note 5)	-	1,842,000
Current portion of long term notes payable (Note 4)	2,815,231	552,055
Accounts payable	737,948	830,433
Accrued expenses	993,371	213,772
Deferred revenue	175,436	453,862
Short term portion of related party notes and payables (Note 6)	1,238,755	3,471,755
Total Current Liabilities	5,960,741	8,355,475

Noncurrent Liabilities
Long term portion of related party notes and payables (Note 6)	586,862	-
Notes payable, less current portion (Note 4)	248,978	405,007
Total Liabilities	6,796,581	8,760,482

Stockholders' Deficit (Notes 1 and 8)
Common stock	321,134	280,744
Preferred stock - Series G, non-redeemable	-	-
Preferred stock - Series F, subject to redemption	11	-
Preferred stock - Series E, subject to redemption	-	50
Additional paid-in-capital	51,629,750	46,215,049
Accumulated deficit	(54,182,084)	(47,931,128)

Total Stockholders' Deficit	(2,231,189)	(1,435,285)

Total Liabilities and Stockholders' Deficit	$ 4,565,392	$ 7,325,197

See accompanying notes to the consolidated financial statements.

GALAXY NEXT GENERATION, INC.

Consolidated Statements of Operations

For the Years Ended June 30, 2022 and 2021

	2022	2021
Revenues	$ 3,941,832	$ 3,773,605
Cost of Sales	3,387,490	2,077,342

Gross Profit	554,342	1,696,263

General and Administrative Expenses
Stock compensation and stock issued for services and donated	172,852	2,778,550
General and administrative	5,108,441	5,089,979
Total General and Administrative Expenses	5,281,293	7,868,529
Loss from Operations	(4,726,951)	(6,172,266)

Other Income (Expense)
Other income	7,878	456,579
Expenses related to convertible notes payable:
Change in fair value of derivative liability	1,842,000	(1,619,583)
Interest accretion	(91,143)	(382,436)
Interest expense related to Equity Purchase Agreement (Note 11)	(2,143,500)	(8,462,297)
Interest expense	(1,139,240)	(8,254,333)
Total Other (Expense)	(1,524,005)	(18,262,070)

Net Loss before Income Taxes	(6,250,956)	(24,434,336)

Income taxes (Note 9)	-	-

Net Loss	$ (6,250,956)	$ (24,434,336)

Net Basic and Fully Diluted Loss Per Share	$ (0.003)	$ (2.005)

Weighted average common shares outstanding
Basic	2,274,015,175	12,185,402
Fully diluted	2,274,031,569	18,839,297

See accompanying notes to the consolidated financial statements.

GALAXY NEXT GENERATION, INC.

Consolidated Statement of Changes in Stockholders' Deficit

Year Ended June 30, 2022

											Total
	Common Stock		Preferred Stock - Series E		Preferred Stock - Series F		Preferred Stock - Series G		Additional	Accumulated	Stockholders'
	Shares (1)	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, July 1, 2021	15,699,414	$ 280,744	500,000	$ 50	-	$ -	-	$ -	$ 46,215,049	$ (47,931,128)	$ (1,435,285)

Common stock issued for services	73,517	1,470	-	-	-	-	-	-	109,382	-	110,852

Common stock issued under Purchase Agreement	500,000	10,000	-	-	-	-	-	-	490,000	-	500,000

Commitment shares issued	1,812,500	6,400	-	-	-	-	-	-	807,350	-	813,750

Common stock issued under Equity Purchase Agreement	1,125,000	22,500	-	-	-	-	-	-	2,121,000	-	2,143,500

Retirement of Series E Preferred	-	-	(500,000)	(50)	-	-	-	-	-	-	(50)

Issuance of Series F Preferred	-	-	-	-	11,414	11	-	-	1,824,989	-	1,825,000

Issuance of Series G Preferred	-	-	-	-	-	-	51	-	-	-	-

Cancellation of fractional shares of common stock resulting from reverse split (Note 1)	(241,303)	-	-	-	-	-	-	-	-	-	-

Common stock issued as charitable donation	200,000	20	-	-	-	-	-	-	61,980	-	62,000

Consolidated net loss	-	-	-	-	-	-	-	-	-	(6,250,956)	(6,250,956)

Balance, June 30, 2022	19,169,128	$ 321,134	-	$ -	11,414	$ 11	51	$ -	$ 51,629,750	$ (54,182,084)	$ (2,231,189)

	(1) All share amounts, including those in the accompany notes, have been adjusted to reflect a 1:200 reverse split effective March 7, 2022.

See accompanying notes to the consolidated financial statements.

GALAXY NEXT GENERATION, INC.
Consolidated Statement of Changes in Stockholders' Deficit
Year Ended June 30, 2021

							Total
	Common Stock		Preferred Stock - Class E		Additional	Accumulated	Stockholders'
	Shares (1)	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, July 1, 2020	3,140,196	$ 59,539	500,000	$ 50	$ 15,697,140	$ (23,496,792)	$ (7,740,063)

Common stock issued for services	529,000	10,580	-	-	2,767,970	-	2,778,550

Common stock issued in exchange for debt reduction	6,914,064	138,281	-	-	12,892,954	-	13,031,235

Issuance of common stock to warrant holders	1,248,961	-	-	-	-	-	-

Common stock issued under Equity Purchase Agreement	3,279,693	65,594	-	-	13,535,735	-	13,601,329

Common stock issued in acquisition	50,000	1,000	-	-	150,000	-	151,000

Common stock issued as collateral	250,000	-	-	-	-	-	-
			-	-		-
Commitment shares issued	287,500	5,750	-	-	1,171,250	-	1,177,000

Consolidated net loss	-	-	-	-	-	(24,434,336)	(24,434,336)

Balance, June 30, 2021	15,699,414	$ 280,744	500,000	$ 50	$ 46,215,049	$ (47,931,128)	$ (1,435,285)

	(1) All share amounts, including those in the accompanying notes, have been adjusted to reflect a 1:200 reverse split effective March 7, 2022.

See accompanying notes to the consolidated financial statements.

GALAXY NEXT GENERATION, INC.

Consolidated Statements of Cash Flows

For the Years Ended June 30, 2022 and 2021

	2022	2021
Cash Flows from Operating Activities
Net loss	$ (6,250,956)	$ (24,434,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, equipment and intangibles	560,781	490,640
Loss on disposal of property and equipment	5,878	-
Amortization of debt discounts	91,143	274,703
Impairment expense	195,346	-
Change in fair value of derivative liability	(1,842,000)	1,595,388
Extinguishment of PPP loan	-	310,832
Stock issued for services and donated	172,802	2,778,550
Stock issued under the Equity Purchase Agreement	2,143,500	8,527,891
Stock issued for commitment fees	813,750	-
Stock issued to reduce liabilities	-	10,292,616
Changes in assets and liabilities:
Accounts receivable	413,448	(36,219)
Inventories	2,122,236	(2,320,155)
Right of use assets	28,539	15,931
Accounts payable	(92,485)	(973,836)
Accrued expenses	738,435	(2,158,140)
Deferred revenue	(278,426)	(680,130)

Net cash used in operating activities	(1,178,009)	(6,316,265)

Cash Flows from Investing Activities
Acquisition of business	-	38,846
Purchases of property and equipment	(259,307)	(33,238)
Capitalization of development costs	(503,706)	(508,266)

Net cash used in investing activities	(763,013)	(502,658)

Cash Flows from Financing Activities

Principal payments on financing lease obligations	-	(334,956)
Principal payments on notes payable	(518,598)	(62,898)
Payments on related party notes	(175,274)	(16,177)
Payments on convertible notes payable	-	(110,000)
Proceeds from convertible notes payable	-	2,697,730
Proceeds from notes payable	2,490,500	-
Proceeds from issuance of common stock	500,000	5,073,438
Payments on line of credit, net	(991,598)	(245,000)
Proceeds from notes payable-related parties	395,300	45,986

Net cash provided by financing activities	1,700,330	6,948,123

Net (Decrease) Increase in Cash and Cash Equivalents	(240,692)	129,200

Cash, Beginning of Period	541,591	412,391

Cash, End of Period	$ 300,899	$ 541,591

Supplemental and Non Cash Disclosures
Noncash additions related to notes payable	$ 53,750	$ 228,020

Cash paid for interest	$ 32,080	$ 263,242

Related party note payable issued for acquisition of business	$ -	$ 194,526

Acquisition of intangibles	$ -	$ 46,869

Convertible notes and warrants extinguished	$ 1,825,000	$ 5,402,885

Stock issued for services and donated	$ 172,852	$ 2,778,550

Property and equipment purchased with financing lease	$ 97,523	$ -

Accretion of discount on notes payable	$ 91,143	$ 382,436

Common stock issued in exchange for convertible debt reduction	$ -	$ 13,031,235

Common stock issued in connection with the Equity Purchase Agreement	$ 2,143,500	$ 13,601,329

See accompanying notes to the consolidated financial statements.

GALAXY NEXT GENERATION, INC.

FOOTNOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022 and 2021

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

On September 3, 2019, Galaxy acquired 100% of the stock of Interlock Concepts, Inc. ("Concepts") and Ehlert Solutions Group, Inc. ("Solutions"). The purchase price for the acquisition was 1,350,000 shares of common stock and a two year note payable to the seller for $3,000,000. The note payable to the seller is subject to adjustment based on the achievement of certain future gross revenues and successful completion of certain pre-acquisition withholding tax issues of Concepts and Solutions.

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

Galaxy is a manufacturer and U.S. distributor of interactive learning technology hardware and software that allows the presenter and participant to engage in a fully collaborative instructional environment. Galaxy's products include Galaxy's own private-label interactive touch screen panel as well as numerous other national and international branded peripheral and communication devices. New technologies like Galaxy's own touchscreen panels are sold along with renowned brands such as Google Chromebooks, Microsoft Surface Tablets, Lenovo & Acer computers, Verizon WiFi and more. Galaxy's distribution channel consists of approximately 44 resellers across the U.S. who primarily sell its products within the commercial and educational market. Galaxy does not control where the resellers focus their resell efforts; however, the K-12 education market is the largest customer base for Galaxy products comprising nearly 90% of Galaxy's sales. In addition, Galaxy also possesses its own reseller channel where it sells directly to the K-12 market, primarily throughout the Southeast region of the United States.

The Entertainment segment was sold on February 6, 2019 in exchange for 193 Galaxy common shares.

Impact COVID-19 Aid, Relief and Economic Security Act

The Cares Act allowed employers to defer the deposit and payment of the employer’s share of Social Security taxes from March 27, 2020 through September 30, 2021. The deferred deposits of the employer’s share of Social Security tax must be deposited 50% by December 31, 2021, and 50% by December 31, 2022. The Company’s remaining deferred deposits and current payments due amounted to $457,704 of Social Security Tax at June 30, 2022.

In fiscal years 2022 and 2021, the Company applied for Employee Retention Credits and has recognized approximately $40,000 as a reduction to operating expenses in the consolidated statement of operations.

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

Reverse Stock Split

Unless otherwise noted, all share and per share data referenced in the consolidated financial statements and the notes thereto have been retroactively adjusted to reflect the one-for-two hundred reverse stock split effective March 7, 2022 of our authorized and outstanding shares of common stock. As a result of the reverse stock split, certain amounts in the consolidated financial statements and the notes thereto may be slightly different than previously reported due to rounding of fractional shares, and adjustment for the reverse split.

Capital Structure
The Company's capital structure is as follows:
		June 30, 2022
	Authorized	Issued	Outstanding
Common stock	20,000,000	19,169,128	19,168,935	$.0001 par value, one vote per share
Preferred stock: All Series	200,000,000	-	-	$.0001 par value
Preferred stock-Series A	750,000	-	-	$.0001 par value; no voting rights
Preferred stock-Series B	1,000,000	-	-	Voting rights of 10 votes for 1 Preferred B
				share; 2% preferred dividend payable
				annually
Preferred stock-Series C	9,000,000	-	-	$.0001 par value; 500 votes per share,
				convertible to common stock
Preferred stock-Series F	15,000	11,414	11,414	$.0001 par value; no voting rights,
				convertible to common stock at a fixed
				price of $0.37 per share; stated value is
				$1,000 per share

Preferred stock- Series G	51	51	51	$.0001 par value; 51% of the voting power of all voting securities of the
				Company, including the common and preferred stock.

		June 30, 2021
	Authorized	Issued	Outstanding
Common stock	20,000,000	15,699,414	15,449,221	$.0001 par value, one vote per share
Preferred stock	200,000,000	-	-	$.0001 par value
Preferred stock-Series A	750,000	-	-	$.0001 par value; no voting rights
Preferred stock-Series B	1,000,000	-	-	Voting rights of 10 votes for 1 Preferred B share; 2% preferred
				dividend payable annually

Preferred stock-Series C	9,000,000	-	-	$.0001 par value; 500 votes per share,
				convertible to common stock
Preferred stock-Series D	1,000,000	-	-	$.0001 par value; no voting rights,
				convertible to common stock, mandatory
				conversion to common stock 18 months
				after issue
Preferred stock-Series E	500,000	500,000	500,000	$.0001 par value; no voting rights,
				convertible to common stock

Authorized common stock increased from 20,000,000 to 200,000,000 on August 31, 2022. There was a 200:1 reverse split effective on March 7, 2022.

There is no publicly traded market for the preferred shares. The Preferred Series D and E were retired in December 2021. Preferred Series G were issued in June 2022, pursuant to Employment Agreements (Note 11).

There are 34,952,209 common shares reserved at June 30, 2022 under terms of notes payable agreements, and the Stock Plan (see Notes 6, 11, and 13).

There are 2,437,467 issued common shares that are restricted as of June 30, 2022. The shares will become free-trading upon satisfaction of certain terms within the debt agreements.

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

Because of the nature and quality of the Company's products, the Company provides for the estimated costs of warranties at the time revenue is recognized for a period of five years after purchase as a secondary warranty. The manufacturer also provides a warranty against certain manufacturing and other defects. As of June 30, 2022 and 2021, the Company accrued $108,043 and $108,043 respectively, for estimated product warranty claims, which is included in accrued expenses in the accompanying consolidated balance sheets. The accrued warranty costs are based primarily on historical warranty claims as well as current repair costs. There was $8,900 and $5,693 of warranty expense for the years ended June 30, 2022 and 2021, respectively.

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

In general, Galaxy receives a prepayment with each purchase order to cover upfront costs. The prepayment, a contract liability, is recorded as deferred revenue and released to income as finished products are shipped and received. Contract assets are recorded in accounts receivable. The supplier agreement states that title passes upon receipt. The product is rebranded and sold to customers. The supplier contract was acquired with the Concepts and Solutions acquisition in September 2019. The initial contract was for 1 year with 2 two-year extensions available. The master agreement extensions will expire in September 2024. All units under the contract and related purchase orders are complete and delivered as of June 30, 2022. At June 30, 2021, approximately 11% of the units under the contract were complete and delivered.

Contract assets and contract liabilities are as follows:

	June 30, 2022	June 30, 2021
Contract Assets	$55,125	$43,360
Contract Liabilities	$-	$228,514

For the years ended June 30, 2022 and 2021, the Company recognized $1,171,344 and $1,467,589 of revenue under the above contract.

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

Accounts Receivable

Accounts receivable is recognized when the Company's right to consideration is unconditional and is presented net of an allowance for doubtful accounts. Interest is not charged on past due accounts. Management reviews each receivable balance and estimates that portion, if any, of the balance that will not be collected. The carrying amount of accounts receivable is then reduced by an allowance based on management's estimate. Management deemed no allowance for doubtful accounts was necessary at June 30, 2022 and 2021. At June 30, 2022 and 2021, $175,436 and $190,779 of total accounts receivable were considered unbilled and recorded as deferred revenue.

Inventories

Inventory is stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out (FIFO) method of accounting and is primarily comprised of interactive panels, audio, intercom and bell products and related accessories. Management estimates $116,362 and $67,635 of inventory reserves at June 30, 2022 and 2021, respectively.

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

Depreciation is provided using the straight-line method over the estimated useful lives of the depreciable assets. Depreciation expense was $35,474 and $16,005 for the years ended June 30, 2022 and 2021, respectively.

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

At each fiscal year-end, the Company performs an impairment analysis of goodwill. The Company may assess its goodwill for impairment initially using a qualitative approach to determine whether conditions exist to indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If management concludes, based on its assessment of relevant events, facts and circumstances that it is more likely than not that a reporting unit's carrying value is greater than its fair value, then a goodwill impairment charge is recognized for the amount in excess, not to exceed the total amount of goodwill allocated to that reporting unit. If the fair value of a reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and no further testing is required. If determined to be impaired, an impairment charge is recorded as a general and administrative expense within the Company's consolidated statement of operations. As of June 30, 2022, the only asset required to be measured on a nonrecurring basis was goodwill and the fair value of the asset amounted to $834,220 using level 3 valuation techniques.

Intangible Assets

Intangible assets are stated at the lower of cost or fair value. Intangible assets are amortized on a straight-line basis over periods ranging from two to five years, representing the period over which the Company expects to receive future economic benefits from these assets. The Company acquired intangible assets related to acquisitions. During the year ended June 30, 2022, the Company impaired $37,885 of the intangible assets and wrote down $193,346 of inventory related to the acquisition of Classroom. There was no impairment in the year ended June 30, 2021.

Goodwill and intangible assets, and product development costs are comprised of the following at June 30, 2022:

	Cost	Accumulated Amortization	Net Book Value	Impairment	Total
Goodwill	$ 834,220	$ -	$ 834,220	$ -	$ 834,220
Finite-lived assets:
Customer list	$ 922,053	$ (472,320)	$ 449,733	$ (33,184)	$ 416,549
Vendor relationships	484,816	(264,565)	220,251	(4,701)	215,550
Capitalized product development costs	1,279,686	(468,594)	811,092	-	811,092

	$ 2,686,555	$ (1,205,479)	$ 1,481,076	$ (37,885)	$ 1,443,191

Goodwill and intangible assets, and product development costs are comprised of the following at June 30, 2021:

	Cost	Accumulated Amortization	Net Book Value	Impairment	Total
Goodwill	$ 834,220	$ -	$ 834,220	$ -	$ 834,220
Finite-lived assets:
Customer list	$ 922,053	$ (314,166)	$ 607,887	$ -	$ 607,887
Vendor relationships	484,816	(168,474)	316,342	-	316,342
Capitalized product development costs	790,118	(197,532)	592,586	-	592,586

	$ 2,196,987	$ (680,172)	$ 1,516,815	$ -	$ 1,516,815

Intangible assets such as customer lists and vendor relationships are stated at the lower of cost or fair value. They are amortized on a straight-line basis over periods ranging from three to six years, representing the period over which the Company expects to receive future economic benefits from these assets.

Estimated amortization expense related to finite-lived intangible assets for the next five years is: $272,000 for fiscal year 2023, $272,000 for fiscal year 2024, $88,099 for fiscal year 2025. Amortization expense was $254,245 and $474,635 for the years ended June 30, 2022 and 2021, respectively.

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

Annual amortization expense is calculated based on the straight-line method over the product's estimated economic lives, which are typically three to six years. Amortization of product development costs incurred begins when the related products are available for general release to customers. Amortization of product development costs was $271,062 and $195,996 for the years ended June 30, 2022 and 2021 respectively and is included in cost of revenues in the Company’s consolidated statements of operations.

Estimated amortization expense related to product development cost and finite-lived intangible assets for the next five years is: $370,344 for fiscal year 2023, $168,367 for fiscal year 2024, $131,510 for fiscal year 2025, $65,724 for fiscal year 2026, and $50,635 for fiscal year 2027 and $24,512 thereafter.

Research and Development

Research and development costs are expensed as incurred and totaled $0 for the years ended June 30, 2022 and 2021. Research and development costs of $503,706 and $508,266 were capitalized as development costs during the years ended June 30, 2022 and 2021.

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

As of June 30, 2022 and 2021, the Company held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis. All such assets and liabilities are considered to be Level 3 in the fair value hierarchy defined above.

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

In December 2019, the FASB issued ASU No. 2019-12 "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12") by removing certain exceptions to the general principles. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption of the amendments is permitted. Depending on the amendment, adoption may be applied on a retrospective, modified retrospective or prospective basis. The Company is currently evaluating the impact of adoption of the new guidance to its consolidated financial statements.

Note 2 – Property and Equipment

Property and equipment are comprised of the following at:

	June 30, 2022	June 30, 2021
Vehicles	$ 212,658	$ 115,135
Building	201,823	-
Equipment	16,192	25,115
Leasehold improvements	31,000	31,000
Furniture and fixtures	28,321	25,085
	489,994	196,335
Accumulated depreciation	(141,125)	(109,523)

Property and equipment, net	$ 348,869	$ 86,812

Note 3 – Line of Credit

The Company had $1,000,000 available under a line of credit bearing interest at prime plus 0.5% (3.75% at June 30, 2021) which expired October 29, 2021. The bank provided a 30-day grace period to repay the line to November 29, 2021. The line of credit was collateralized by certain real estate owned by stockholders and a family member of a stockholder, 7,026,894 shares of the Company's common stock owned by two stockholders, personal guarantees of two stockholders, and a key man life insurance policy. In addition, a 20% curtailment of the outstanding balance may occur any time prior to maturity. The outstanding balance was $0 and $991,598 at June 30, 2022 and 2021, respectively. The line of credit was paid off in November of 2021.

The Company has up to $1,000,000 available credit line under an accounts receivable factoring agreement through July 30, 2022. This agreement automatically renews for a two year period unless notice is given. Total available credit under the factoring agreement was $1,000,000 as of June 30, 2022. See Note 11.

Note 4 – Notes Payable

The Company's long term notes payable obligations to unrelated parties are as follows at:

	June 30, 2022	June 30, 2021

Note payable with a bank bearing interest at 4% and maturing on June 26, 2020. The note was renewed by the lender with a revised maturity of June 26, 2021 and an interest rate of 3%. In July 2021, the note was renewed by the lender with a revised maturity date of July 7, 2026. The renewal provides for monthly principal and interest payments of $4,405 through maturity. The note is collateralized by a certificate of deposit owned by a related party.

	$ 207,058	$ 237,039

Note payable to an investor bearing interest at 10% and maturing on January 13, 2022 with monthly installments of principal and interest of $45,294 beginning in June 2021. This note was paid in full on May 2, 2022.	-	348,456

Note payable to an investor of $360,000 bearing interest at 12% and maturing February 28, 2023. Monthly installments of $30,000 beginning May 2022. The loan was issued at a discount of $60,000 and has a convertible default provision in the event the Company does not make the monthly payments. In July 2022, payments for June, July, and August 2022 were deferred to September 30, 2022 by the lender in exchange for $30,000 increase in the principal and a change in terms of certain default provisions.	269,432	-

Note payable to an investor bearing interest at 12% and maturing March 18, 2023. Monthly installments of $22,558 begin on May 2022. The loan was issued at a discount of $24,450 and has a convertible default provision in the event the Company does not make the monthly payments.	158,745	-

Note payable to an investor bearing interest at 12% and maturing on May 26, 2023 with monthly installments of principal and interest of $120,185 beginning in May 2022. On May 25, 2022, the June, July, and August 2022 payments were deferred in exchange for 750,000 shares of common stock and a $146,667 increase to the principal balance.	1,294,198	-

Note payable of $600,000 due December 21, 2022, issued at a discount of $60,000, bearing 12% annual interest. A warrant for the purchase of 600,000 common shares at an exercise price of $0.50 per share was issued as a commitment fee. Principal and interest on the loan are due at maturity.	540,000	-

Note payable of $450,000 with payments of $62,438 due each month starting on September 22, 2022. The loan was issued at a discount of $49,500, bears 11% interest and has a convertible default provision in the event the Company does not make the monthly payments.	400,500	-

Long term loan under Section 7(b) of the Economic Injury Disaster Loan program bearing interest at 3.75% and maturing in May 2050. Monthly installments of principal and interest of $731 begin November 21, 2022.	150,000	150,000

Financing lease liabilities for offices and warehouses with monthly installments of $22,810 (ranging from $245 to $9,664) over terms expiring through December 2024.	179,512	208,051

Note payable with a finance company for delivery vehicle with monthly installments totaling $679 including interest at 8.99% over a 6 year term expiring in December 2025.	25,771	31,016

Note payable with a finance company for delivery vehicle with monthly installments totaling $948 including interest at 5.9% over a 6 year term expiring in January 2027.	51,826	-

Note payable with a bank for delivery vehicle with monthly installments totaling $844 including interest at 6% over a 4 year term expiring in August 2025.	29,696	-
Total Notes Payable	3,306,738	974,562

Less: Unamortized original issue discounts	242,529	17,500

Current Portion of Notes Payable	2,815,231	552,055

Long-term Portion of Notes Payable	$ 248,978	$ 405,007

The original issue discount is being amortized over the terms of the notes using the effective interest method.

The Company was notified by the SBA that the PPP loan of approximately $310,000 was forgiven and recorded the forgiveness as other income in the consolidated statement of operations for the year ended June 30, 2021.

Future minimum principal payments on the non-related party long term notes payable are as follows:

Year ending June 30,
2023	$2,815,231
2024	152,738
2025	103,031
2026	72,499
2027	22,250
Thereafter	140,989
$3,306,738

Note 5 – Fair Value Measurements

The following table presents information about the assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value

At June 30 , 2022
	Total	Level 1	Level 2	Level 3
Original issue discount, convertible debt	$ -	$ -	$ -	$ -

At June 30, 2021
	Total	Level 1	Level 2	Level 3
Original issue discount, convertible debt	$ 1,842,000	$ -	$ -	$ 1,842,000

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

Note 6 – Related Party Transactions

	June 30, 2022	June 30, 2021

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

	$ -	$400,000

Fair value of unsecured notes payable to seller of Concepts and Solutions, a related party, bearing interest at 3% per year, payable in annual installments through November 30, 2021. Payment is subject to adjustment based on the achievement of minimum gross revenues and successful completion of certain preacquisition withholding tax issues of Concepts and Solutions.	1,030,079	1,030,079

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

	-	1,225,000

Note payable to a stockholder in which the note principal plus 6% interest is payable in November 13, 2021. Interest was payable in cash or common stock, at the Company's option. If interest was paid in common stock, the conversion price would be the market price at the time of conversion. Principal on the note at maturity was convertible into 200,000 shares of Series D Preferred Stock. If principal was paid prior to maturity, the right of conversion would be terminated. Extinguished by exchange for Series F Preferred Stock on December 20, 2021.	-	200,000

Note payable to a stockholder in which the note principal plus interest at 15% is payable the earlier of 60 days after invoicing a certain customer, or April 2022 due to an extension granted by the lender. On December 23, 2021, an amendment extended the maturity to March 30, 2025, changed the interest rate to 10% with monthly payments of principal and interest of $8,823 beginning in June 2022. The note is collateralized by a security interest in a certain customer purchase order. Monthly payments were deferred by the lender to a future date to be determined by the lender.	385,000	385,000

Note payable related to the acquisition of Classroom Tech in which the note principal is payable in 2021 with no interest obligations, upon the shareholder’s resolution of a preacquisition liability with a bank.	55,000	155,690

Long term note bearing interest at 6% and maturing December 31, 2024 and other short term payables due to stockholders and related parties.	355,538	75,986

Total Related Party Notes Payable	1,825,617	3,471,755

Current Portion of Related Party Notes Payable	1,238,755	3,471,755

Long-term Portion of Related Party Notes Payable	$586,862	$ -

In December of 2021, $1,825,000 of related party convertible notes and 500,000 shares of Series E preferred stock were eliminated upon the execution of an agreement to exchange them for Series F preferred shares. In addition, the exchange of the notes resulted in the elimination of the derivative liability related to the conversion features of the notes into Series D Preferred stock. The derivative liability was reduced by $1,842,000 resulting in additional paid in capital of approximately $1,825,000. On June 30, 2022 and 2021, the derivative liability is $0 and $1,842,000.

Leases

The Company leases property used in operations from a related party under terms of a financing lease. The term of the lease expires on December 31, 2021 and continues on a month to month basis. The monthly lease payment is $9,664 plus maintenance and property taxes, as defined in the amended lease agreement. Rent expense for this lease was $115,968 and $290,772 for the years ended June 30, 2022 and 2021, respectively.

The Company leases a vehicle from related parties under a financing lease (Note 4) which ended in July 2021. The Company paid the lease payments directly to the creditors, rather than the lessor. The leased vehicle is used in operations for deliveries and installations.

Other Agreements

A related party collateralizes the Company's short-term note with a certificate of deposit in the amount of $274,900, held at the same bank. The related party will receive a $7,500 collateral fee for this service (see Note 4).

A related party loaned the Company $370,000 on June 1, 2022 for working capital purposes (Note 6). The loan bears interest at 6% and is due at maturity on December 31, 2024.

Note 7 – Lease Agreements

Financing Lease Agreements

The Company leases offices and warehouses under financing lease agreements with monthly installments of $22,810 (ranging from $245 to $9,664) over various terms, expiring through December 2024.

	June 30, 2022	June 30, 2021
Right of use assets:
Operating right of use assets	$179,512	$208,051

Operating lease liabilities
Current portion of leases payable	80,096	152,824
Leases payable, less current portion	99,416	55,227
Total operating lease liabilities	$179,512	$208,051

As of June 30, 2022, operating lease maturities are as follows:

Period ending June 30,
2023	$80,096
2024	76,229
2025	23,187

$179,512

Note 8 – Equity

All share amounts have been adjusted to reflect a 1:200 reverse split effective March 7, 2022.

For the year ended June 30, 2022:

During the year ended June 30, 2022, the Company issued 73,517 shares of common stock for services.

During the year ended June 30, 2022, the Company issued 500,000 shares of common stock under a Purchase Agreement.

During the year ended June 30, 2022, the Company issued 1,125,000 shares of common stock in exchange for proceeds under the Equity Purchase Agreement.

During the year ended June 30, 2022, the Company issued 1,812,500 shares of common stock as commitment shares in a structured loan.

During the year ended June 30, 2022, the Company cancelled 241,303 shares of common stock representing fractional shares resulting from the 200:1 reverse split.

During the year ended June 30, 2022, the Company entered into exchange agreements to issue 11,414 shares of Preferred Series F stock.

During the year ended June 30, 2022, the Company cancelled 500,000 shares of Preferred Series E stock.

During the year ended June 30, 2022, the Company issued 51 shares of Preferred Series G stock under terms of employment agreements.

During the year ended June 30, 2022, the Company issued 600,000 warrants to an investor.

For the year ended June 30, 2021:

During the year ended June 30, 2021, the Company issued 529,000 shares of common stock for professional consulting services. These shares were valued at $2,778,550 upon issuance during the year ended June 30, 2021.

During the year ended June 30, 2021, the Company issued 6,914,064 shares of common stock for debt reduction. These shares were valued at $13,031,235 upon issuance during the year ended June 30, 2021.

During the year ended June 30, 2021, the Company issued 1,248,961 shares of common stock to warrant holders in six cashless transactions.

During the year ended June, 2021, the Company issued 3,279,693 shares of common stock under the Equity Purchase Agreement. These shares were valued at $13,601,329 upon issuance during the year ended June 30, 2021.

During the year ended June 30, 2021, the Company issued 250,000 shares of common stock as collateral for the line of credit. The shares were held in the Company's name and serve as collateral for a line of credit with a bank.

During the year ended June 30, 2021, the Company issued 50,000 shares of common stock for the acquisition of Classroom Technology Solutions, Inc. These shares were valued at $151,000 upon issuance during the year ended June 30, 2021.

See the capital structure section in Note 1 for disclosure of the equity components included in the Company's consolidated financial statements.

Warrants

Warrants are granted with an exercise price no less than the fair market value of the warrant on the date of the grant and vest immediately.  A warrant is entitled to convert into one common share at an exercise price of $0.50.  There are 600,000 warrants granted on June 21, 2022.

The fair value of each equity-based award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table for the year ended June 30, 2022:

Stock price volatility	190%
Expected term	1 year
Risk-free interest rate	3.21%
Expected dividends	0%

A summary of the warrant status at June 30, 2022 and changes during the year ended is presented below.  There were no warrants outstanding during the year ended June 30, 2021.

	Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	-	$ -
Granted	600,000	0.50
Forfeited	-	-
Outstanding, end of year	600,000	$ 0.50

Exercisable, end of year	600,000

A further summary of warrants outstanding at June 30, 2022 is as follows:

Warrants	Exercise price	Number Exercisable	Number Outstanding	Weighted Average Remaining Life	Intrinsic Value
600,000	$ 0.50	600,000	600,000	5 years	Amount is negligible

There are no unvested warrants.

Note 9 - Income Taxes

The Company’s effective tax rate differed from the federal statutory income tax rate for the years ended June 30, 2022 and 2021 as follows:

Federal statutory rate	21%
State tax, net of federal tax effect	5.5%
Valuation allowance	27%
Effective tax rate	0%

The Company had no federal or state income tax (benefit) for the years ended June 30, 2022 and 2021.

The Company’s deferred tax assets and liabilities as of June 30, 2022 and 2021, are summarized as follows:

Federal	2022	2021

Deferred tax assets	$7,781,500	$10,226,700
Less valuation allowance	(7,781,500)	(10,226,700)
Deferred tax liabilities	-	-
	-	-
State

Deferred tax assets	1,966,600	2,730,800
Less valuation allowance	(1,966,600)	(2,730,800)
Deferred tax liabilities	-	-
	-	-
Net Deferred Tax Assets	$-	$-

The Company's policy is to provide for deferred income taxes based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse. The Company has not generated taxable income and has not recorded any current income tax expense at June 30, 2022 and 2021, respectively.

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

The Company's deferred tax assets are primarily comprised of net operating losses ("NOL") that give rise to deferred tax assets. The NOL carryforwards expire over a range from 2023 to 2038, with certain NOL carryforwards that have no expiration. There is no tax benefit for goodwill impairment, which is permanently non-deductible for tax purposes. Additionally, due to the uncertainty of the utilization of NOL carry forwards, a valuation allowance equal to the net deferred tax assets has been recorded.

The significant components of deferred tax assets as of June 30, 2022 and 2021, are as follows:

	2022	2021
Net operating loss carryforwards	$9,539,900	$ 12,579,200
Valuation allowance	(9,748,100)	(12,957,500)
Property and equipment	(32,000)	(20,400)
Goodwill	11,000	251,600
Intangible assets	124,600	72,900
Development costs	46,100	27,900
Inventory allowance	30,300	17,800
Warranty accrual and other	28,200	28,500
Net Deferred Tax Assets	$-	$ -

As of June 30, 2022, the Company does not believe that it has taken any tax positions that would require the recording of any additional tax liability, nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next twelve months. As of June 30, 2022, the Company's income tax returns generally remain open for examination for three years from the date filed with each taxing jurisdiction.

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

On September 4, 2019, the Company recorded a pre-acquisition liability for approximately $591,000 relative to unpaid payroll tax liabilities and associated penalties and fees of Concepts and Solutions. The liability is included in the note payable to seller of $1,030,079 at June 30, 2022 and 2021 (Note 6).

Concentrations

Galaxy contracts the manufacture of its products with overseas suppliers. The Company's sales could be adversely impacted by a supplier's inability to provide Galaxy with an adequate supply of inventory. Galaxy has three vendors that accounted for approximately 83% of purchases and three vendors that accounted for approximately 75% of purchases as of June 30, 2022 and 2021, respectively.

Galaxy has two customers that accounted for approximately 77% of accounts receivable at June 30, 2022 and two customers that accounted for approximately 73% of accounts receivable at June 30, 2021. Galaxy has three customers that accounted for approximately 66% and two customers that accounted for approximately 50% of total revenue for the years ended June 30, 2022 and 2021, respectively.

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

Equity Purchase Agreement

On May 31, 2020, the Company entered into a two year purchase agreement (the "Equity Purchase Agreement") with an investor, which was amended and restated on July 9, 2020 and then again on December 29, 2020. Pursuant to the terms of the Equity Purchase Agreement, the investor agreed to purchase up to $10 million of the Company's common stock (subject to certain limitations) from time to time during the term of the Equity Purchase Agreement. During the years ended June 30, 2022 and 2021, the Company issued 1,125,000 and 3,279,693 shares of common stock to the investor in exchange for proceeds for working capital to support research and development cost and other general and administrative expenses.

Accounts Receivable Factoring Agreement

On July 30, 2020, the Company entered into a two-year accounts receivable factoring agreement with a financial services company to provide working capital. Pursuant the agreement, the financial services company will pay the Company an amount up to eighty percent (80%) of the purchase price for the purchased accounts. Factoring fees are 2.5% of the face value of the account receivable sold to the factoring agent per month until collected. For collections over 90 days from the invoice date, the fee increases to 3.5%. The agreement contains a credit line of $1,000,000 and requires a minimum of $300,000 of factored receivables per calendar quarter. The agreement includes early termination fees and is guaranteed by the Company and by two of the stockholders individually. The Company paid collection fees of $73,865 and $77,600 during the years ended June 30, 2022 and 2021, respectively.

Employment Agreements

On January 1, 2020, the Company entered into an employment agreement with the Chief Executive Officer (CEO) of the Company for a two-year term which was amended on September 1, 2020 and further amended in 2022 to extend the term for an additional three-years. Under the amended employment agreement, the CEO will receive annual compensation of $500,000, and an annual discretionary bonus based on profitability and revenue growth and preferred stock to maintain, together with the CFO, more than 51%  of the total voting rights. The agreement includes a non-compete agreement and severance benefits of $90,000. In June 2022, 26 shares of Preferred Series G stock were issued to the CEO under terms of this agreement, which represents 26% of the voting power.

On January 1, 2020, the Company entered into an employment agreement with the Chief Finance Officer/Chief Operations Officer (CFO/COO) of the Company for a two-year term, which was amended on September 1, 2020 and further amended in 2022 to extend the term for an additional three-years. Under the amended employment agreement, the CFO/COO will receive annual compensation of $250,000, and an annual discretionary bonus based on profitability and revenue growth and preferred stock to maintain, together with the CEO, more than 51% of the total voting rights. The agreement includes a non-compete agreement and severance benefits of $72,000. In June 2022, 25 shares of Preferred Series G stock were issued to the CFO/COO under terms of this agreement which represents 25% of the voting power.

Consulting Agreement

Galaxy entered into a 26-month consulting agreement in May 2017 for advisory services. In exchange for services provided, the consultants receive consulting fees of $15,000 per month and a 4.5% equity interest in Galaxy. The 4.5% equity interest was converted to common stock upon the Common Controlled Merger of R&G and Galaxy CO (as described in Note 1). The consulting agreement was renewed in May 2019 with monthly payment terms of $15,000 and 450,000 shares of common stock upon execution of the renewal. The Company paid the consultants $0 and $0 for consulting services provided during the years ended June 30, 2022 and 2021, respectively. The Company issued 0 and 97,250,000 shares to the consultants under the Company's Stock Plan during the years ended June 30, 2022 and 2021, respectively.

Consulting Agreement

The Company entered into a consulting agreement in May 2018 for advisory services such as maintaining ongoing stock market support such as drafting and delivering press releases and handling investor requests. The program will be predicated on accurate, deliberate, and direct disclosure and information flow from the Company and dissemination to the appropriate investor audiences. In exchange for these consulting services provided, the advisor received $15,000 at contract inception, 10,000 shares of common stock and $4,000 monthly through April 2019. The contract expired in fiscal year 2021. The Company paid the consultants $0 and $0 for consulting services provided during the years ended June 30, 2022 and 2021 respectively.

Agency Agreement

Effective December 11, 2018, the Company entered into a 12-month contract with an agent to raise capital. The agent receives a finder's fee ranging from 4% to 8% relative to the amount of capital raised, plus restricted shares in an amount equal to 4% of capital raised, if successful. The Agreement contains an option to extend the contract term for an additional six months. The parties signed a release to end the agreement effective January 15, 2021. The Company paid $0 in fees and issued no shares of common stock during the year ended June 30, 2022. The Company paid $40,000 in fees and issued no shares of common stock during the year ended June 30, 2021.

Investor Relations and Advisory Agreement

On May 1, 2019, the Company entered into an Investor Relations and Advisory Agreement. The Agreement was amended May 1, 2022.  The Company pays $8,000 per month under this agreement in cash and a restricted common stock monthly fee in advance of services each month. The number of shares issued is calculated based on the closing price of the Company's common shares on the first day of the month. The Company paid $0 and $0 in fees during years ended June 30, 2022 and 2021. The Company issued 61,017 common shares to the consultant on February 2, 2022 and 1,000,000 common shares on August 1, 2022.

Investor Relations Consulting Agreement

On April 26,2022, the Company entered into a 12 month Investor Relations Consulting Agreement. The Company pays $10,000 per month under this agreement in cash and $20,000 worth of restricted common stock four times over the term of the agreement. The Agreement will automatically renew each year, unless either party gives notice.

Business Development and Marketing Agreement

Effective June 10, 2019, the Company entered into a three-month contract for certain advisory and consulting services, which was renewed in one to three month increments after the initial contract period. The Company issues 15,000 shares and pays $20,000 per month under the terms of the initial agreement. The Company paid $0 and $102,500 in fees during the years ended June 30, 2022 and 2021. The Company issued 12,500 and 42,500 shares to the consultant for consulting services during the years ended June 30, 2022 and 2021, respectively.

Consulting Agreement

Effective October 1, 2019, the Company entered into a 1-year agreement for corporate consulting services and financial advisory services. The Company will issue 50,000 shares to the consultant each quarter, up to a total of 200,000 shares for the year. The Company paid $0 and $40,000 in fees during the years ended June 30, 2022 and 2021, respectively. The Company issued 0 and 50,000 shares to the consultant for consulting services during the years ended June 30, 2022 and 2021, respectively.

Note 12 – Acquisitions

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

The following table summarizes the allocation of the fair value of the assets as of the acquisition date through pushdown accounting

Cash	$38,836
Accounts receivable	31,710
Inventory	209,431
Property and equipment	17,530
Other assets	1,150
Intangibles	46,869
Total Assets	$345,526
Consideration

Stock	$151,000
Bonus program	30,000
Notes payable to seller and related party of seller	164,526
$345,526

Impairment expense during the year ended June 30, 2022 relates to the Company's purchase price adjustment for the Classroom Tech acquisition on October 15, 2020. During the acquisition, customer lists and vendor relationship intangible assets were recorded in the amount of $46,869. In October 2021, the Company moved its Florida operations to a new leased location. Management discovered inventory items with missing parts that could not be sold. As a result, the bonus payable of $30,000 to the seller of Classroom Tech was removed, the inventory was written down and the intangible assets were impaired.

Note 13 – Stock Plan

The Company established a 2022 Equity Stock Purchase Plan to encourage the purchase of shares of common stock by eligible employees and participating companies. No shares have been purchased under the Plan to date.

The Company established a 2022 Equity Incentive Plan to enable the Company to award long term performance-based equity incentives to employees and others. No equity awards have been issued under the Plan to date.

An Employee, Directors, and Consultants Stock Plan was established by the Company (the "Plan"). The Plan is intended to attract and retain employees, directors and consultants by aligning the economic interest of such individuals more closely with the Company's stockholders by paying fees or salaries in the form of shares of the Company's common stock. The 2020 Plan was effective September 16, 2020 and expired December 15, 2021. Common shares of 1,961 are reserved for stock awards under the Plans. There were 98,857,857 shares awarded under the Plans as of June 30, 2021. No additional shares were awarded during the year ended June 30, 2022.

Note 14 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had negative working capital of approximately $3,800,000, an accumulated deficit of approximately $54,000,000, and cash used in operations of approximately $1,200,000 at June 30, 2022.

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

Note 15 – Subsequent Events

In July and August, 2022, a shareholder and Board President loaned the Company $410,785 for working capital. The loan bears interest at 6% and matures on December 31, 2024. During the first six months of the loan, weekly payments of $13,722 are payable on the loan.

On July 11, 2022, the Company issued 800,000 shares to an investor as commitment fees for a note payable.

On July 16, 2022, the Company entered into a one year agreement with an underwriter. The Company paid the underwriter $15,000 upon engagement. Future fees and equity issuance to the underwriter are planned based on future events.

In July 18, 2022, the Company entered into an amendment to a promissory note with a lender to defer the $30,000 monthly payments for June, July, and August 2022 to September 30, 2022 in exchange for a $30,000 increase in the principal of a $360,000 note payable and a change in terms of certain default provisions (Note 4).

On July 18, 2022, the Company changed its authorized common shares to 200,000,000 with the State of Nevada (Note 1).

On August 1, 2022, the Company issued 1,000,000 shares to a consultant and shareholder for advisory fees under an Investment Relations and Advisory Agreement.

On August 18, 2022, the Company received proceeds of $125,000 pursuant to a new note payable of $144,200 with equal installment payments of $16,150 due each month starting September 17, 2022. The loan was issued at a discount of $15,450, bears interest at 12% and has a convertible default provision in the event the Compnay does not make the monthly payments.

On August 31, 2022, the Company received proceeds of $155,837 under an equity line of credit with a bank. The line of credit bears interest at prime plus 1% and matures August 25, 2027. Collateral on the line of credit includes a certain fixed asset of the Company.

On August 24, 2022, the Company issued 350,000 shares to a church in upstate New York as a charitable donation.

On August 29, 2022, the Company received 36,500 shares of common stock from a former investor. The shares can be re-issued.

On August 31, 2022, the Company entered into a $900,000 note payable with an investor, issued at a discount of $135,000, due August 31, 2023, and bearing 12% interest. A warrant for the purchase of 1,000,000 common shares at an exercise price of $.01 per share was issued as a commitment fee to the investor. Additional commitment fees could apply based on future events. The exercise price of the warrant is subject to change based on future events. Payment of principal and interest is due at maturity. The note has a convertible default provision in the event the Company does not make the payment at maturity.  The conversion terms are variable and equal to the lowest trading price (i) during the previous twenty (20) trading day period ending on the date of issuance of the Note, or (ii) during the previous twenty (20) trading day period ending on the conversion date.  There are other variable terms related to conversion if default occurs. The note has anti-dilution clauses as well.  The conversion terms are not applicable as long as the loan is current.

On September 19, 2022, the Company issued 70,922 shares to a consultant for advisory fees under an Investment Relations Agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Our management, including our principal operating officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

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

We continue to engage an outside Certified Public Accountant (CPA) with SEC-related experience to assist in correction of these material weaknesses. In addition, we continue to appoint an accountant to provide financial statements on a monthly basis and to assist with the preparation of our SEC financial reports, which allows for proper segregation of duties as well as additional manpower for proper documentation.

Because of the material weakness described above, management concluded that, as of June 30, 2022 our internal control over financial reporting was not effective based on the criteria established in Internal Control-Integrated Framework issued by COSO (2013). There has been no change in our internal controls that occurred during our most recent fiscal period that has materially affected, or is reasonably likely to affect, our internal controls.

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

This management report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

No changes have occurred in the Company's internal controls over financial reporting during the Company's last fiscal quarter, which has materially affected or is likely to affect such controls

ITEM 9B. OTHER INFORMATION.

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Below is certain information regarding our directors and executive officers.

Name	Age	Title

Gary LeCroy	54	Chief Executive Officer, President and Director
Magen McGahee	36	Chief Financial Officer, Chief Operating Officer, Secretary and Director
Carl R. Austin	83	Director

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

Magen McGahee, Chief Financial Officer, Chief Operating Officer, Secretary and Director

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

Carl R. Austin, Director

Mr. Austin is the founder and owner of CJ Austin, LLC, a company located in Brandenburg, Kentucky. CJ Austin, LLC is in the real estate, development and investment business, and Mr. Austin has worked there from its organization in 1992 to the present. Mr. Austin is an entrepreneur, and he owns and operates shopping centers, car washes and residential and commercial real estate. In 1962, Mr. Austin received a Bachelor of Science degree from Indiana University, located in Bloomington, Indiana. Mr. Austin has served as a director of our Company since 2014. We selected Mr. Austin to serve on our Board of Directors due to his vast business and investment experience.

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

Family Relationships

There are no family relationships between any officer and director except for the CEO and CFO were recently engaged.

Code of Ethics

The Company has adopted a code of ethics that applies to the Company's officers, and directors. Our Code of Ethics was included as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2004.

Code of Business Conduct And Ethics

Each of the Company's directors and employees, including its executive officers, are required to conduct themselves in accordance with ethical standards set forth in the Code of Business Conduct and Ethics adopted by the Board of Directors. The Code of Business Conduct and Ethics was previously filed with the SEC. Any amendments to or waivers from the code will be posted on our website. Information on our website does not constitute part of this Annual Report.

Risk Oversight

The Board has an active role, as a whole, in overseeing management of our company’s risks. The Board regularly reviews information regarding our company’s strategy, finances and operations, as well as the risks associated with each.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company's review of the copies of the forms received by it during the fiscal year ended June 30, 2022 and written representations that no other reports were required, the Company does not believe that any persons required to make filings under Section 16(a) during such fiscal year failed to file such reports or filed such reports late other Ms. Magen McGahee had one late Form 4 on June 29, 2022 reporting 1 transaction involving the issuance of Series G Preferred Stock on June 23, 2022.  Mr. LeCroy had one late Form 4 on June 29, 2022 reporting 1 transaction involving the issuance of Series G Preferred Stock on June 23, 2022.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the SEC and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company's employees, officers and directors as the Company is not required to do so.

Committees of the Board

Our Company currently does not have nominating or audit committees or committees performing similar functions nor does the Company have a written nominating, compensation, or audit committee charter. The Board of Directors believes that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the Board of Directors.

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

Board Meetings and Annual Meeting

During the fiscal year ended June 30, 2022, our Board of Directors held one formal meeting. We did not hold an annual meeting during that time period. All of our directors attended at least 75% of the meetings of the Board of Directors.

Shareholder Proposals

The Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. The Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment to the Board

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Officers and Directors:

The following table lists the compensation received by our executive officers over the last two years.

Name	Position	Year	Salary	Preferred Stock Series G	(1)Bonus	Total

Gary D. LeCroy	CEO, President, Director	2022	$479,499	$388	$0	$479,499
		2021	$ 52,879	-	$630,974	$683,852
Magen McGahee	COO, CFO, Secretary, Director	2022	$215,625	$325	-	$215,625
		2021	$227,500	-	-	$227,500

(1) In accordance with SEC rules, this column reflects the aggregate fair value of the stock and option awards granted during the respective fiscal year computed as of their respective grant dates in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for stock-based compensation transactions (ASC 718). The valuation assumptions used in determining such amounts are described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on September 16, 2021.

The value of the Preferred Stock Series G was estimated, by managements valuation expert, at approximately $13 per share on the date of the grant.

Employment Agreements

On January 1, 2020, the Company entered into an employment agreement with Gary D. LeCroy to serve as its Chief Executive Officer (CEO) of the Company for a two-year term which was amended on September 1, 2020 and in 2022, the term was extended for three years. Under the employment agreement, the CEO will receive annual compensation of $500,000, an annual discretionary bonus based on profitability and revenue growth, and preferred stock which together with preferred stock to be issued to our Chief Finance Officer/Chief Operations Officer will allow them to maintain a minimum 25.5% of the total voting rights. The agreement includes a non-compete agreement and severance benefits of $90,000. On June 23, 2022, 26 Preferred Series G stock was issued to the CEO in June 2022 under terms of this Agreement.

On January 1, 2020, the Company entered into an employment agreement with Magen McGahee to serve as its Chief Financial Officer/Chief Operations Officer (CFO/COO) of the Company for a two-year term was amended on September 1, 2020 and in 2022, the term was extended for three years. Under the employment agreement, the CFO/COO will receive annual compensation of $250,000, an annual discretionary bonus based on profitability and revenue growth, and preferred stock which together with preferred stock to be issued to our Chief Executive Officer will allow them to maintain a minimum of 25.5% of the total voting rights. The agreement includes a non-compete agreement and severance benefits of $72,000. On June 23, 2022, 25 Preferred Series G stock was issued to the CFO/COO in June 2022 under terms of this Agreement.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards held by the named executive officers at June 30, 2022. In June 2022, we issued 26 shares of Preferred Series G stock to our CEO and 25 shares of Preferred Series G stock to our CFO/COO, all of which vested upon issuance.

Director Compensation

The following table sets forth information for the fiscal year ended June 30, 2022 regarding the compensation of our director who at June 30, 2022 was not also named an executive officer.

	Fees Earned
	or Paid	Option	Stock Awards
Name and Principal Position	in Cash	Awards	Compensation	Totals
Carl R. Austin (1)	-	-	$10,000	$10,000

(1) We compensated our non-executive director, Carl R. Austin, by the issue of 44,511 shares of restricted stock, valued at $1.00 per share during the year ended June 30, 2019. Mr. Austin has not received other equity compensation as a director. We record stock-based compensation in accordance with the provisions set forth in ASC 718, Stock Compensation, using the modified prospective method. The valuation assumptions used in determining such amounts are described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on September 16, 2021.

The executive directors were not paid any fees for their service as directors; however, each of Mr. LeCroy and Ms. McGahee received compensation for service as officers of our Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of September 13, 2022 by:

- each of our named executive officers;

- each of our directors;

- all of our current directors and executive officers as a group; and

- each stockholder known by us to own beneficially more than five percent of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of September 21, 2022, pursuant to the exercise of options or warrants, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 21,353,550 shares of common stock outstanding.

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

	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owner(1)	Number of Shares of Series G Preferred Stock(2)	Percentage of Series G Preferred Stock
Name of Beneficial Owner
Directors and Executive Officers
Gary LeCroy	40,442	*	26	51%
Magen McGahee	29,695	*	25	49%
Carl Austin	2,642	*
All current executive officers and directors as a group (3 persons)	72,779	*

5% or Greater Stockholders None

* less than 1%

(1)  Based on, 21,353,550 shares of common stock outstanding as of September 21, 2022.

(2)  Based on 51 shares of Series G Preferred Stock outstanding.  Except as otherwise required by law, the holders of shares of Series G Preferred vote together with the holders of the Common Stock as a single series and are entitled to such number of votes per share of Series G Preferred as equals one percent (1%) of the voting power of all voting securities of the Company then entitled to vote, inclusive of the Series G Preferred Stock and Common Stock, such that fifty-one (51) shares of Series G Preferred Stock shall together shall be entitled to such number of votes as equals, in the aggregate, 51% of the voting power of all voting securities of the Company then entitled to vote, inclusive of the Common Stock and any preferred stock.

Equity Compensation Plan Information

The following table sets forth information about the securities authorized for issuance under our equity compensation plans for the fiscal year ended June 30, 2022.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Shares	Weighted-Average Exercise Price of Outstanding Shares	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders:
2019 Stock Incentive Plan	-	$10,000	1,961
2020 Stock Incentive Plan	-	$486,250	-

Equity compensation plans not approved by stockholders	-	N/A	.
Total	-	$496,250	1,961

Effective September 16, 2020, the Board of Directors approved a stock incentive plan that expires December 15, 2021 and allows for the grant of awards to employees, directors, and consultants of up to 97,250,000 shares of common stock. All shares under this plan were issued during the year ended June 30, 2021. Shareholders approved the 2022 Equity Stock Purchase Plan and Equity Incentive Plan on September 1, 2022 reserving 15,000,000 and 10,000,000 respectively. No shares under these plans were issued at June 30, 2022 under the 2022 Equity Stock Purchase Plan or the Equity Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions during the fiscal years ended June 30, 2022 and 2021 and subsequent thereto to which we have been a party, in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements other than compensation arrangements described in this Annual Report on Form 10-K under the section entitled “Item 11. “Executive Compensation.”

We had a short-term note payable to a stockholder, totaling $200,000 at June 30, 2019, in which the note principal plus interest of $10,000 was payable in December 2019. Effective October 2019, the principal amount of the note was increased to $400,000 and the maturity extended to November 2022. Principal of the note is convertible into 400,000 shares of our Series D Preferred Stock at maturity. The balance of the note payable at June 30, 2022 and 2021 was $0 and $400,000, respectively.

We have notes payable to the seller of Concepts and Solutions, a related party, bearing interest at 3% annually, payable in annual installments from October 31, 2019 to November 30, 2022. Payments are subject to annual earnings. The balance of the notes payable at June 30, 2022 and 2021 totaled $1,030,079, respectively.

We have a note payable to a stockholder, bearing interest at 6% annually, payable in March 2022. Principal of the note is convertible into 1,225,000 shares of our Series D Preferred Stock. The balance of the note payable at June 30, 2022 and 2021 was $0 and $1,225,000, respectively.

We have a note payable to a stockholder, bearing interest at 6% annually, payable in November 2022. Principal of the note is convertible into 200,000 shares of our Series D Preferred Stock. The balance of the note payable at June 30, 2022 and 2021 was $0 and $200,000, respectively.

We have a note payable to a stockholder, bearing interest at 15% annually, payable April 2022. The balance of the note payable at June 30, 2022 and 2021 was $385,000, respectively.

We have a note payable to a stockholder, payable on demand. The balance of the note payable at June 30, 2022 and 2021 was $47,800 and $50,000, respectively.

We lease property used in operations from a related party under terms of an operating lease. The term of the lease is month to month. The monthly lease payment is $9,664 plus maintenance and property taxes, as defined in the lease agreement. Rent expense for this lease was $115,968 and $290,772 for the years ended June 30, 2022 and 2021, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of financial statements included in this Annual Report and 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were:

- Somerset CPA's, P.C. $295,660 for year ended June 30, 2022

- Somerset CPA's, P.C. $387,434 for year ended June 30, 2021

Tax Fees:

There were no fees for tax compliance, tax advice and tax planning to our auditors for the years ended June 30, 2022 and 2021.

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
3.3

Certificate of Designation for Series D Preferred Stock (Incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K, File No. 000-56006, filed with the Securities and Exchange Commission on September 28, 2020)

3.4

Certificate of Designation for Series E Preferred Stock (Incorporated by reference to Exhibit 3.4 to the Registrant's Annual Report on Form 10-K, File No. 000-56006, filed with the Securities and Exchange Commission on September 28, 2020)

3.5

Certificate of Designation of Series F Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K, File No. 000-56006, filed with the Securities and Exchange Commission filed February 14, 2022)

3.6	Certificate of Change (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K, File No. 000-56006, filed with the Securities and Exchange Commission filed March 8, 2022)
3.7

Certificate of Designation of Series G Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K, File No. 000-56006, filed with the Securities and Exchange Commission filed June 27, 2022

3.8	Certificate of Change (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K, File No. 000-56006, filed with the Securities and Exchange Commission filed September 2, 2022)
4.1

Galaxy Next Generation, Inc. Employees, Directors, and Consultants Stock Plan for the Year 2019 (Incorporated by reference to Exhibit 4.4 the Registrant's Registration Statement Form S-8, File No. 333-248885, filed with the Securities and Exchange Commission on February 6, 2019)

4.2

Employees, Directors, and Consultants Stock Plan for the Year 2020 (Incorporated by reference to the Exhibit 4.2 to the Registrant's Registration Statement Form S-8, File No. 333-248885, filed with the Securities and Exchange Commission on September 18, 2020)

4.3

Form of Secured Convertible Notes (Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, File No. 000-56006, filed with the Securities and Exchange Commission on October 16, 2020)

4.4

Promissory Note, dated June 21, 2022, in the principal amount of $600,000 (Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, File No. 000-56006, filed with the Securities and Exchange Commission on July 11, 2022)

4.5

Warrant, dated June 21, 2022 (Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K, File No. 000-56006, filed with the Securities and Exchange Commission on July 11, 2022)

4.6

Promissory Note, dated August 31, 2022, in the principal amount of $900,000 (Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, File No. 000-56006, filed with the Securities and Exchange Commission on September 9, 2022)

4.7

Warrant, dated August 31, 2022 (Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K, File No. 000-56006, filed with the Securities and Exchange Commission on September 9, 2022)

4.8	Description of Securities (1)
10.1

Merger Agreement between Full Circle Registry, Inc. and Galaxy Next Generation, Inc. dated June 6, 2018 (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 000-56006, filed with the Securities and Exchange Commission on June 7, 2018)

10.2

Share Purchase Agreement dated January 24, 2019 between Galaxy Next Generation, Inc., and CIA LLC. (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, File No. 000-56006, filed with the Securities and Exchange Commission on February 13, 2019)

10.3

Stock Purchase Agreement dated September 3, 2019 between Galaxy Next Generation, Inc., Interlock Concepts, Inc., and Ehlert Solutions Group, Inc., its sister company (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 000-56006, filed with the Securities and Exchange Commission on September 5, 2019)

10.4

Secured Convertible Debenture issued by Galaxy Next Generation, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 000-56006, filed with the Securities and Exchange Commission on December 4, 2019)

10.5

Amended and Restated Securities Purchase Agreement, initially dated as of October 28, 2019 and amended and restated as of November 25, 2019, between Galaxy Next Generation, Inc. and YA II PN, LTD. (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, File No. 000-56006, filed with the Securities and Exchange Commission on December 4, 2019)

10.6

Security Agreement dated as of October 29, 2019 between Galaxy Next Generation, Inc. Galaxy Next Generation, Inc. and Interlock Concepts Inc., Elhert Solutions Group and Galaxy MS, Inc. (Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, File No. 000-56006, filed with the Securities and Exchange Commission on December 4, 2019)

10.7

Amended and Restated Registration Rights Agreement initially dated as of October 28, 2019 and amended and restated as of November 25, 2019 between Galaxy Next Generation, Inc. and YA II PN, LTD. (Incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, File No. 000-56006, filed with the Securities and Exchange Commission on December 4, 2019)

10.8

Employment Agreement between the Company and Magen McGahee dated January 1, 2017 (Incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1, File No. 333-235905, filed with the Securities and Exchange Commission on January 13, 2020)

10.9

Amendment to Purchase Agreement, dated July 9, 2020 by and between Galaxy Next Generation, Inc. and Tysadco Partner, LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8K, File No. 000-56006, filed with the Securities and Exchange Commission on July 10, 2020)

10.10

Registration Rights Agreement dated May 31, 2020 by and between Galaxy Next Generation, Inc. and Tysadco Partner, LLC (Incorporated by reference to Exhibit 10. 2 to the Registrant's Current Report on Form 8K, File No. 000-56006, filed with the Securities and Exchange Commission on July 10, 2020)

10.11

Employment Agreement between the Company and Gary LeCroy, dated January 1, 2020 (Incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K, File No. 000-56006, filed with the Securities and Exchange Commission on September 28, 2020)(2)

10.12

Employment Agreement between the Company and Magen McGahee, dated January 1, 2020 (Incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K, File No. 000-56006, filed with the Securities and Exchange Commission on September 28, 2020)(2)

10.13

 Amendment to Employment Agreement between the Company and Gary LeCroy, dated September 1, 2020 (Incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K, File No. 000-56006, filed with the Securities and Exchange Commission on September 28, 2020)(2)

10.14

Amendment to Employment Agreement between the Company and Magen McGahee dated September 1, 2020 (Incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K, File No. 000-56006, filed with the Securities and Exchange Commission on September 28, 2020)(2)

10.15

Amended and Restated Securities Purchase Agreement, dated as of October 9, 2020, between Galaxy Next Generation, Inc. and YA II PN, LTD. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 000-56006, filed with the Securities and Exchange Commission on October 9, 2020)

10.16

Amended and Restated Security Agreement entered into as of October 9, 2020 by and among Galaxy Next Generation, Inc.and Interlock Concepts Inc., Elhert Solutions Group and Galaxy MS, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, File No. 000-56006, filed with the Securities and Exchange Commission on October 9, 2020)

10.17

Amended and Restated Registration Rights Agreement initially dated as of October 9, 2020 between Galaxy Next Generation, Inc. and YA II PN, LTD. (Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, File No. 000-56006, filed with the Securities and Exchange Commission on October 9, 2020)

10.18

Purchase Agreement dated as of December 29, 2020 by and between Galaxy Next Generation, inc. and Tysadco Partners, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 000-56006, filed with the Securities and Exchange Commission on January 5, 2021)

10.19

Registration Rights Agreement  dated as of December 29, 2020 by and between Galaxy Next Generation, Inc. and Tysadco Partners, LLC (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, File No. 000-56006, filed with the Securities and Exchange Commission on January 5, 2021)

10.20

Securities Purchase Agreement dated as of December 29, 2020 by and between Galaxy Next Generation, Inc. and Tysadco Partners, LLC (Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, File No. 000-56006, filed with the Securities and Exchange Commission on January 5, 2021)

10.21

Exchange Agreement dated December 27, 2021 by and between Galaxy Next Generation, Inc and Watson Properties, LLC (Incorporated by referenced to Exhibit 10.1 to the Registrant’s Form 10-Q, File No. 000-56006, filed with the Securities and Exchange Commission on February 14, 2022)

10.22

Exchange Agreement dated December 20, 2021 by and between Galaxy Next Generation, Inc. and Mark Fulbright (Incorporated by referenced to Exhibit 10.2 to the Registrant’s Form 10-Q, File No. 000-56006, filed with the Securities and Exchange Commission on February 14, 2022)

10.23

Exchange Agreement dated December 28, 2021 by and between Galaxy Next Generation, Inc and Carl Austin (Incorporated by referenced to Exhibit 10.3 to the Registrant’s Form 10-Q, File No. 000-56006, filed with the Securities and Exchange Commission on February 14, 2022)

10.24

Securities Purchase Agreement, dated June 21, 2022 (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 000-56006, filed with the Securities and Exchange Commission on July 11, 2022)

10.25

Securities Purchase Agreement, dated August 31, 2022 (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, File No. 000-56006, filed with the Securities and Exchange Commission on September 9, 2022)

21.1	List of Subsidiaries (1)
23.1	Consent of Independent Registered Public Accounting Firm (1)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101	XBRL Instance Document (XBRL tags are embedded within the Inline XBRL document)
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101). (1)

________________

(1)    Filed herewith

(2)	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GALAXY NEXT GENERATION, INC.
(Registrant)

Dated: September 23, 2022	/s/ Gary LeCroy
Gary LeCroy
Chief Executive Officer, President and Director
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gary LeCroy his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Gary LeCroy	Chief Executive Officer, President and	September 23, 2022
Gary LeCroy	Director (Principal Executive Officer)

/s / Magen McGahee	Chief Financial Officer, Secretary and Director	September 23, 2022
Magen McGahee	(Principal Financial and Accounting Officer)

/s/ Carl Austin	Director	September 23, 2022
Carl Austin

Exhibit 4.8

DESCRIPTION OF SECURITIES

REGISTERED PURSUANT TO SECTION 12 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

Galaxy Next Generation, Inc. (the “Company,” “we,” “us,” and “our”) has one class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which is our common stock, par value $0.0001 per share (the “Common Stock”). The Common Stock is registered under Section 12(g) of the Exchange Act.

General

The following is a description of the material terms of our Common Stock.  This is a summary only and does not purport to be complete. It is subject to and qualified in its entirety by reference to the Company's Amended and Restated Articles of Incorporation (the “Articles of Incorporation”) and our Amended and Restated Bylaws (the “Bylaws”), each of which are incorporated by reference as an exhibit to our most recent Annual Report on Form 10-K.  We encourage you to read our Articles of Incorporation, our Bylaws, and the applicable provisions of Nevada Revised Statute (the “NRS”), for additional information.

Description of Common Stock

Authorized, Issued and Outstanding Shares of Common Stock

We currently have 200,000,000 shares of Common Stock authorized. The amount of authorized shares was changed from 20,000,000 to 200,000,000 on August 31, 2022.

Voting Rights

The holders of Common Stock have the unlimited right to vote for the election of directors and on all other matters requiring stockholder action, each share being entitled to one vote.

Dividend Rights

Subject to preferences that may be applicable to any then outstanding preferred stock, the holders of Common Stock are entitled to receive dividends, if any, as may be declared and paid or set apart for payment upon the Common Stock out of any assets or funds of the Company legally available for the payment of dividends

Liquidation Rights

Upon the voluntary or involuntary liquidation, dissolution or winding-up of the Company the net assets of the Company available for distribution shall be distributed pro rata to the holders of the Common Stock in accordance with their respective rights and interests.

Other Rights and Preferences

The holders of the Common Stock have no preemptive, conversion or subscription rights, and there are no redemption or sinking fund provisions applicable to the Common Stock. The rights, preferences and privileges of the holders of the Common Stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of our preferred stock that is currently outstanding and that we may designate and issue in the future.

Fully Paid and Nonassessable

All the outstanding shares of Common Stock are fully paid and non-assessable.

Number of Directors

The number of directors of the Company may be increased or decreased in the manner provided in the Bylaws of the Company; provided, that the number of directors shall never be less than one.  In the interim between elections of directors by stockholders entitled to vote, all vacancies, including vacancies caused by an increase in the number of directors and including vacancies resulting from the removal of directors by the stockholders entitled to vote which are not filled by said stockholders, may be filled by the remaining directors, though less than a quorum.

Transfer Agent and Registrar

The transfer agent and registrar for the Common Stock is Madison Stock Transfer Inc.  Its address is 2500 Coney Island Ave, Brooklyn, New York 11223, and its telephone number is (718) 627-4453.

OTCQB Listing

The Common Stock is traded on the OTCQB under the symbol “GAXY.”

Anti-Takeover Effects of Certain Provisions of our Articles of Incorporation and Bylaws

Our Articles of Incorporation and Bylaws contain certain provisions that may have anti-takeover effects, making it more difficult for or preventing a third party from acquiring control of the Company or changing our board of directors and management. According to the Articles of Incorporation and Bylaws, the holders of the Common Stock do not have cumulative voting rights in the election of our directors. The lack of cumulative voting makes it more difficult for other stockholders to replace our board of directors or for a third party to obtain control of our Company by replacing its board of directors.

Authorized but Unissued Shares

Our authorized but unissued shares of Common Stock will be available for future issuance without stockholder approval. We may use additional shares of Common Stock for a variety of purposes, including future public offerings to raise additional capital, to fund acquisitions and as employee compensation. The existence of authorized but unissued shares of Common Stock could render more difficult or discourage an attempt to obtain control of us by means of a proxy contest, tender offer, merger or otherwise.

Anti-Takeover Effects of Nevada Law

Business Combinations

The “business combination” provisions of Sections 78.411 to 78.444, inclusive, of the NRS generally prohibit a Nevada corporation with at least 200 stockholders from engaging in various “combination” transactions with any interested stockholder for a period of two years after the date of the transaction in which the person became an interested stockholder, unless the transaction is approved by the board of directors prior to the date the interested stockholder obtained such status or the combination is approved by the board of directors and thereafter is approved at a meeting of the stockholders by the affirmative vote of stockholders representing at least 60% of the outstanding voting power held by disinterested stockholders, and extends beyond the expiration of the two-year period, unless:

- the combination was approved by the board of directors prior to the person becoming an interested stockholder or the transaction by which the person first became an interested stockholder was approved by the board of directors before the person became an interested stockholder or the combination is later approved by a majority of the voting power held by disinterested stockholders; or

- if the consideration to be paid by the interested stockholder is at least equal to the highest of: (a) the highest price per share paid by the interested stockholder within the two years immediately preceding the date of the announcement of the combination or in the transaction in which it became an interested stockholder, whichever is higher, (b) the market value per share of Common Stock on the date of announcement of the combination and the date the interested stockholder acquired the shares, whichever is higher, or (c) for holders of preferred stock, the highest liquidation value of the preferred stock, if it is higher.

A “combination” is generally defined to include mergers or consolidations or any sale, lease exchange, mortgage, pledge, transfer, or other disposition, in one transaction or a series of transactions, with an “interested stockholder” having: (a) an aggregate market value equal to 5% or more of the aggregate market value of the assets of the corporation, (b) an aggregate market value equal to 5% or more of the aggregate market value of all outstanding shares of the corporation, (c) 10% or more of the earning power or net income of the corporation, and (d) certain other transactions with an interested stockholder or an affiliate or associate of an interested stockholder.

In general, an “interested stockholder” is a person who, together with affiliates and associates, owns (or within two years, did own) 10% or more of a corporation's voting stock. The statute could prohibit or delay mergers or other takeover or change in control attempts and, accordingly, may discourage attempts to acquire our company even though such a transaction may offer our stockholders the opportunity to sell their stock at a price above the prevailing market price.

Exhibit 21.1

List of Subsidiaries

Name of Subsidiary	State of Incorporation

Interlock Concepts, Inc.	Utah

Ehlert Solutions Group, Inc.	Utah

Classroom Technology Solutions, Inc.	Florida

Exhibit 23.1

Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO

RULES 13a-14 AND 15d-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934,

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gary LeCroy, certify that:

1.	I have reviewed this Annual Report on Form 10-K for the year ended June 30, 2022 of Galaxy Next Generation, Inc. (the “registrant”);

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: September 23, 2022

	By:	/s/ Gary LeCroy
	Name:	Gary LeCroy
	Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

Exhibit 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO

RULES 13a-14 AND 15d-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934,

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Magen McGahee, certify that:

1.	I have reviewed this Annual Report on Form 10-K for the year ended June 30, 2022 of Galaxy Next Generation, Inc. (the “registrant”);

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: September 23, 2022

	By:	/s/ Magen McGahee
	Name:	Magen McGahee
	Title:	Chief Financial Officer, Secretary and Director (Principal Financial Officer)

Exhibit 32.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. §1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, I, Gary LeCroy, the Chief Executive Officer of Galaxy Next Generation, Inc. (the “Registrant”) hereby certifies, to my knowledge, that:

(1)

The accompanying Annual Report on Form 10-K of the Registrant for the fiscal year ended June 30, 2022 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant for the periods presented therein

Date: September 23, 2022

	By:	/s/ Gary LeCroy
	Name:	Gary LeCroy
	Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

Exhibit 32.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. §1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, I, Magen McGahee, the Chief Financial Officer of Galaxy Next Generation, Inc. (the “Registrant”) hereby certifies, to my knowledge, that:

(1)

The accompanying Annual Report on Form 10-K of the Registrant for the fiscal year ended June 30, 2022 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant for the periods presented therein

Date: September 23, 2022

	By:.	/s/ Magen McGahee
	Name:	Magen McGahee
	Title:	Chief Financial Officer, Secretary and Director (Principal Financial Officer)