Form 10-Q
period 2022-09-30
GALAXY NEXT GENERATION, INC.
filed 2022-11-14
CIK 1127993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares outstanding of the issuer's Common Stock, as of November 14, 2022 was 22,648,956.

-i-

The accompanying unaudited interim condensed consolidated financial statements included herein, have been prepared by Galaxy Next Generation, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated statements have been prepared in accordance with the Company's accounting policies described in the Company's Annual Report on Form 10-K for the year ended June 30, 2022 and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in that report. Unless the context indicates otherwise, references to the "Company," "we, " "us," "our" or "Galaxy" means Galaxy Next Generation, Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND FOOTNOTES

The following unaudited condensed consolidated financial statements are included herein:

Condensed Consolidated Balance Sheets as of September 30, 2022 (unaudited) and June 30, 2022 (audited)	3
Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2022 and 2021 (unaudited)	4
Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the Three Months Ended September 30, 2022 and 2021(unaudited)	5-6
Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2022 and 2021 (unaudited)	7
Notes to the Condensed Consolidated Financial Statements (unaudited)	8-19

GALAXY NEXT GENERATION, INC.
Condensed Consolidated Balance Sheets

	September 30, 2022	June 30, 2022
Assets	(Unaudited)	(Audited)
Current Assets
Cash	$ 163,126	$ 300,899
Accounts receivable, net	797,746	452,643
Inventories, net	950,709	1,002,108
Other current assets	3,950	3,950
Total Current Assets	1,915,531	1,759,600

Property and Equipment, net (Note 2)	338,676	348,869
Intangibles, net (Notes 1 and 11)	1,388,912	1,443,191
Goodwill (Note 1)	834,220	834,220
Operating right of use asset (Note 6)	159,791	179,512
Total Assets	$ 4,637,130	$ 4,565,392

Liabilities and Stockholders' Deficit
Current Liabilities
Line of credit (Note 3)	$ 160,000	$ -
Current portion long term notes payable (Note 4)	3,078,492	2,815,231
Accounts payable	617,770	737,948
Accrued expenses	1,133,944	993,371
Deferred revenue	647,433	175,436
Short term portion of related party notes and payables (Note 5)	1,183,755	1,238,755
Total Current Liabilities	6,821,394	5,960,741
Noncurrent Liabilities
Related party notes payable, less current portion (Note 5)	1,038,457	586,862
Notes payable, less current portion (Note 4)	26,683	248,978
Total Liabilities	7,886,534	6,796,581

Stockholders' Equity (Deficit)
Common stock	321,356	321,134
Preferred stock – Series G, non-redeemable	-	-
Preferred stock - Series F, subject to redemption	11	11
Additional paid-in-capital	52,164,956	51,629,750
Accumulated deficit	(55,735,727)	(54,182,084)
Total Stockholders' Deficit	(3,249,404)	(2,231,189)

Total Liabilities and Stockholders' Deficit	$ 4,637,130	$ 4,565,392

 See accompanying notes to the condensed consolidated financial statements (unaudited).

GALAXY NEXT GENERATION, INC.

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months
	Ended September 30,
	2022	2021
Revenues	$ 619,053	$ 1,684,771
Cost of Sales	271,485	1,018,763

Gross Profit	347,568	666,008

General and Administrative Expenses
Stock compensation and stock issued for services	188,128	32,750
General and administrative	1,431,979	1,498,124
Total General and Administrative Expenses	1,620,107	1,530,874
Loss from Operations	(1,272,539)	(864,866)

Other Income (Expense)
Other income	2,543	-
Change in fair value of derivative liability	-	1,008,000
Interest accretion	(121,270)	(8,750)
Interest expense related to Equity Purchase Agreement (Note 10)	-	(252,900)
Interest expense	(162,377)	(267,511)

Total Other Income (Expense)	(281,104)	478,839

Net Loss before Income Taxes	(1,553,643)	(386,027)

Income taxes (Note 8)	-	-

Net Loss	$ (1,553,643)	$ (386,027)

Net Basic and Fully Diluted Loss Per Share	$ (0.0751)	$ (0.0245)

Weighted average common shares outstanding
Basic	20,685,938	15,727,493
Fully diluted	21,731,591	19,394,297

See accompanying notes to the condensed consolidated financial statements (unaudited).

GALAXY NEXT GENERATION, INC.
Consolidated Statement of Changes in Stockholders' Deficit
Three Months Ended September 30, 2022
(Unaudited)
									Total
	Common Stock (1)		Preferred Stock Series G		Preferred Stock Series F		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, July 1, 2022	19,169,128	$ 321,134	51	$ -	11,414	$ 11	$ 51,629,750	$ (54,182,084)	$ (2,231,189)

Common stock issued for services	1,070,922	107	-	-	-	-	188,021	-	188,128

Commitment shares issued	800,000	80	-	-	-	-	144,720	-	144,800

Common stock issued for charitable donation	350,000	35	-	-	-	-	52,465	-	52,500

Fair value of warrants	-	-	-	-	-	-	150,000	-	150,000

Return of common stock	(36,500)	-	-	-	-	-	-	-	-

Consolidated net loss	-	-	-	-	-	-	-	(1,553,643)	(1,553,643)

Balance, September 30, 2022	21,353,550	$ 321,356	51	$ -	11,414	$ 11	$ 52,164,956	$ (55,735,727)	$ (3,249,404)
(1) All share amounts, including those in the accompanying notes, have been adjusted to reflect a 1:200 reverse split effective March 7, 2022.

See accompanying notes to the condensed consolidated financial statements (unaudited).

GALAXY NEXT GENERATION, INC.
Consolidated Statement of Changes in Stockholders' Equity (Deficit)
Three Months Ended September 30, 2021
(Unaudited)
							Total
	Common Stock (1)		Preferred Stock - Class E		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, July 1, 2021	15,699,414	$ 280,744	500,000	$ 50	$ 46,215,049	$ (47,931,128)	$ (1,435,285)

Common stock issued for services	12,500	250	-	-	32,500	-	32,750

Common stock issued under Equity Purchase Agreement	450,000	9,000	-	-	1,082,000	-	1,091,000

Consolidated net loss	-	-	-	-	-	(386,027)	(386,027)

Balance, September 30, 2021	16,161,914	$ 289,994	500,000	$ 50	$ 47,329,549	$ (48,317,155)	$ (697,562)

(1) All share amounts, including those in the accompanying notes, have been adjusted to reflect a 1:200 reverse split effective March 7, 2022.

See accompanying notes to the condensed consolidated financial statements (unaudited).

GALAXY NEXT GENERATION, INC.
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities
Net loss	$ (1,553,643)	$ (386,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	177,376	130,145
Amortization of convertible debt discounts and warrants	121,270	8,750
Change in fair value of derivative liability	-	(1,008,000)
Stock issued for services and donated	385,428	32,750
Stock issued under Equity Purchase Agreement	-	252,900
Fair value of warrants issued	150,000	-

Changes in assets and liabilities:
Accounts receivable	(345,103)	(61,683)
Inventories	51,399	(109,402)
Right of use assets	19,721	16,321
Accounts payable	(120,178)	7,847
Accrued expenses	140,573	382,863
Deferred revenue	471,997	(139,273)

Net cash used in operating activities	(501,160)	(872,809)

Cash Flows from Investing Activities
Purchases of capitalized development costs	(420,559)	(4,160)
Purchases of property and equipment	-	-

Net cash used in investing activities	(420,559)	(4,160)

Cash Flows from Financing Activities
Principal payments on financing lease obligations	-	(1,392)
Proceeds from notes payable	477,500	-
Principal payments on notes payable	(245,986)	(128,042)
Proceeds (payments) on notes and advances from stockholders, net	396,595	(13,998)
Proceeds (payments) on line of credit, net	155,837	(4,999)
Proceeds from sale of common stock under Equity Purchase Agreement	-	838,100

Net cash provided by financing activities	783,946	689,669

Net Decrease in Cash	(137,773)	(187,300)

Cash, Beginning of Period	300,899	541,591

Cash, End of Period	$ 163,126	$ 354,291

Supplemental and Non Cash Disclosures
Legal fees netted from loan proceeds	$ 50,413	$ -

Cash paid for interest	$ 109,725	$ 37,079
Settlement of note payable	$ 400,000	$ -

Interest on shares issued under Equity Purchase Agreement	$ -	$ 252,900

Stock issued for services	$ 188,128	$ 32,750

Accretion of discount and change in fair value of derivatives	$ 121,270	$ 999,250

See accompanying notes to the condensed consolidated financial statements (unaudited).

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

On June 22, 2018, Private Galaxy consummated a reverse triangular merger whereby Galaxy merged with and into FLCR by the stockholders of Private Galaxy transferring all of the shares of stock of Private Galaxy into a newly formed subsidiary which was formed specifically for the transaction ("Galaxy MS") and the stockholders receiving shares of stock of FLCR. The merger resulted in Private Galaxy MS becoming a wholly-owned subsidiary of FLCR. For accounting purposes, the acquisition of Private Galaxy by FLCR is considered a reverse acquisition, an acquisition transaction where the acquired company, Galaxy, is considered the acquirer for accounting purposes, notwithstanding the form of the transaction. The primary reason the transaction is being treated as a purchase by Private Galaxy rather than a purchase by FLCR is that FLCR is a public reporting company, and Private Galaxy's stockholders gained majority control of the outstanding voting power of FLCR's equity securities. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements of the Company prior to the merger are those of Private Galaxy. The financial statements after the completion of the merger include the combined assets and liabilities of the combined company (collectively Private Galaxy, FLCR and FLCE).

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

Impact COVID-19 Aid, Relief and Economic Security Act

The Cares Act allowed employers to defer the deposit and payment of the employer’s share of Social Security taxes from March 27, 2020 through September 30, 2021. The deferred deposits of the employer’s share of Social Security tax must be deposited 50% by December 31, 2021, and 50% by December 31, 2022. The Company’s remaining deferred deposits and current payments due amounted to approximately $491,000 and $458,000 at September 30, 2022 and June 30, 2022, respectively.

In the three months ended September 30, 2022 and 2021, the Company applied for Employee Retention Credits and has recognized approximately $0 and $40,000 as a reduction to operating expenses in the consolidated statements of operations.

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

Capital Structure

The Company's capital structure is as follows:

	September 30, 2022
	Authorized	Issued	Outstanding
Common stock	200,000,000	21,353,550	21,353,357	$.0001 par value, one vote per share

Preferred stock – All Series	200,000,000	-	-	$.0001 par value

Preferred stock - Series A	750,000	-	-	$.0001 par value; no voting rights

Preferred stock - Series B	1,000,000	-	-	$.0001 par value; voting rights of 10 votes for 1 Series B share; 2% preferred dividend payable annually

Preferred stock - Series C	9,000,000	-	-	$.0001 par value; 500 votes per share, convertible to common stock

Preferred stock - Series F	15,000	11,414	11,414	$.0001 par value; no voting right, convertible to common at a fixed price per share

Preferred stock - Series G	51	51	51	$.0001 par value; no dividend rights, voting rights with common stock as a single series, one share equals 1% of the total voting rights, not subject to splits

	June 30, 2022
	Authorized	Issued	Outstanding
Common stock	20,000,000	19,169,128	19,168,935	$.0001 par value, one vote per share

Preferred stock – All Series	200,000,000	-	-	$.0001 par value

Preferred stock - Series A	750,000	-	-	$.0001 par value; no voting rights

Preferred stock - Series B	1,000,000	-	-	$.0001 par value; voting rights of 10 votes for 1 Series B share; 2% preferred dividend payable annually

Preferred stock - Series C	9,000,000	-	-	$.0001 par value; 500 votes per share, convertible to common stock

Preferred stock - Series F	15,000	11,414	11,414	$.0001 par value; no voting rights, convertible to common at a fixed price of $0.37per share; stated value is $1,000 per share

Preferred stock - Series G	51	51	51	$.0001 par value; no dividend rights, voting rights with common stock as a single series, one share equals 1% of the total voting rights, not subject to splits

Authorized common stock increased from 20,000,000 to 200,000,000 on August 31, 2022. There was a 1:200 reverse split effective on March 7, 2022.

There is no publicly traded market for the preferred shares. The Preferred Series D and E were retired in December 2021. Preferred Series G were issued in June 2022, pursuant to Employment Agreements (Note 10).

There are 85,556,140common shares reserved at September 30, 2022 under terms of notes payable agreements, and the Stock Plan (see Notes 5 and 12).

There are 4,048,590 issued common shares that are restricted as of September 30, 2022. The shares will become free-trading upon satisfaction of certain terms within the debt agreements.

Supplier Agreement

Contract assets and contract liabilities are as follows:

	September 30, 2022	June 30, 2022
Contract assets	$ 55,125	$ 55,125
Contract liabilities	-	-

For the three months ended September 30, 2022 and 2021, the Company recognized $0 and $433,609 of revenues related to supplier agreements.

Accounts Receivable

Management deemed no allowance for doubtful accounts was necessary at September 30, 2022 and June 30, 2022. At September 30, 2022 and June 30, 2022, $647,433 and $175,436 of total accounts receivable were considered unbilled and recorded as deferred revenue.

Inventories

Management estimates $116,362 and $116,362 of inventory reserves at September 30, 2022 and June 30, 2022, respectively.

Goodwill, Intangible Assets and Product Development Costs

Goodwill, intangible assets, and product development costs are comprised of the following at September 30, 2022:

	Cost	Accumulated Amortization	Net Book Value	Total
Goodwill	$ 834,220	-	$834,220	$ 834,220
Finite-lived assets:
Customer list	$ 888,869	$ (516,370)	$ 372,499	$ 372,499
Vendor relationships	480,115	(288,515)	191,600	191,600
Capitalized product development cost	1,392,590	(567,777)	824,813	824,813
	$ 2,761,574	$ (1,372,662)	$ 1,388,912	$1,388,912

Goodwill, intangible assets, and product development costs are comprised of the following at June 30, 2022:

	Cost	Accumulated Amortization	Net Book Value	Impairment	Total
Goodwill	$ 834,220	$ -	$ 834,220	$ -	$ 834,220
Finite-lived assets:
Customer list	$ 922,053	$ (472,320)	$ 449,733	$ (33,184)	$ 416,549
Vendor relationships	484,816	(264,565)	220,251	(4,701)	215,550
Product development costs	1,279,686	(468,594)	811,092	-	811,092
	$ 2,686,555	$ (1,205,479)	$ 1,481,076	$ (37,885)	$ 1,443,191

Intangible assets such as customer lists and vendor relationships are stated at the lower of cost or fair value. They are amortized on a straight-line basis over periods ranging from three to six years, representing the period over which the Company expects to receive future economic benefits from these assets. The Company acquired certain intangible assets. During the year ended June 30, 2022, the Company impaired $37,885 of the intangible assets related to the acquisition of Classroom Tech. Amortization of these intangible assets amounted to $68,000 and $70,343 for the three months ended September 30, 2022 and 2021.

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

Annual amortization expense is calculated based on the straight-line method over the product's estimated economic lives, which are typically three to six years. Amortization of product development costs incurred begins when the related products are available for general release to customers. Amortization of product development costs of $99,183 and $54,534 for the three months ended September 30, 2022 and 2021, is included in cost of revenues in the Company's unaudited condensed consolidated statements of operations.

Estimated amortization expense related to finite-lived intangible assets for the next five years is: $641,886 for fiscal year 2023, $455,322 for fiscal year 2024, $138,633 for fiscal year 2025, $87,624 for fiscal year 2026, and $46,515 for fiscal year 2027 and $18,932 thereafter.

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

In December 2019, the FASB issued ASU No. 2019-12 "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12") by removing certain exceptions to the general principles. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption of the amendments is permitted. Depending on the amendment, adoption may be applied on a retrospective, modified retrospective or prospective basis. The Company adopted the new guidance on July 1, 2022 in its consolidated financial statements.

Note 2 - Property and Equipment

Property and equipment are comprised of the following at:

	September 30, 2022	June 30, 2022
Vehicles	$ 212,658	$ 212,658
Building	201,823	201,823
Equipment	16,192	16,192
Leasehold improvements	31,000	31,000
Furniture and fixtures	28,321	28,321
	489,994	489.994
Accumulated depreciation	(151,318)	(141,125)

Property and equipment, net	$ 338,676	$ 348,869

Note 3 - Lines of Credit

The Company had $1,000,000 available under a line of credit bearing interest at prime plus 0.5% (3.75% at September 30, 2021) which expired October 29, 2021. The bank provided a 30-day grace period to repay the line to November 29, 2021. The line of credit was collateralized by certain real estate owned by stockholders and a family member of a stockholder, 7,026,894 shares of the Company's common stock owned by two stockholders, personal guarantees of two stockholders, and a key man life insurance policy. In addition, a 20% curtailment of the outstanding balance may occur any time prior to maturity. The outstanding balance was $0 and $0 at September 30, 2022 and June 30, 2022, respectively.

The Company has up to $1,000,000 available credit line under an accounts receivable factoring agreement through July 30, 2022. This agreement automatically renews for a two year period unless notice is given. Total available credit under the factoring agreement was $873,375 and $989,680 as of September 30, 2022 and June 30, 2022, respectively. See Note 10.

On August 31, 2022, the Company received proceeds of $155,837 under an equity line of credit with a bank - First Citizens Bank. The $160,000 line of credit bears interest at prime plus 1% and matures August 25, 2027. Collateral on the line of credit includes a certain fixed asset of the Company. The outstanding balance was $160,000 and $0 at September 30, 2022 and June 30, 2022, respectively.

Note 4 - Notes Payable

Long Term Notes Payable

	September 30, 2022	June 30, 2022

Note payable with a bank bearing interest at 4% and maturing on June 26, 2020. The note was renewed by the lender with a revised maturity of June 26, 2021 and an interest rate of 3%. In July 2021, the note was renewed by the lender with a revised maturity date of July 7, 2026. The renewal provides for $4,405 monthly payments of principal and interest through maturity. The note is collateralized by a certificate of deposit owned by a related party.

	$ 196,552	$ 207,058

Note payable to an investor of $360,000 bearing interest at 12% and maturing February 28, 2023. Monthly installments of $30,000 beginning May 2022. The loan was issued at a discount of $60,000 and has a convertible default provision in the event the Company does not make the monthly payments. In July 2022, payments for June, July, and August 2022 were deferred to September 30, 2022 by the lender in exchange for $30,000 increase in the principal and a change in terms of certain default provisions.	314,432	269,432

Note payable to an investor bearing interest at 12% and maturing March 18, 2023. Monthly installments of $22,558 begin on May 2022. The loan was issued at a discount of $24,450 and has a convertible default provision in the event the Company does not make the monthly payments.	92,126	158,745

Note payable to an investor bearing interest at 12% and maturing on May 26, 2023 with monthly installments of principal and interest of $120,185 beginning in May 2022. On May 25, 2022, the June, July, and August 2022 payments were deferred in exchange for 750,000 shares of common stock and a $146,667 increase to the principal balance. The October and November 2022 installments have been deferred by the lender.	1,030,376	1,294,198

Note payable of $600,000 due December 21, 2022, issued at a discount of $60,000, bearing 12% annual interest. A warrant for the purchase of 600,000 common shares at an exercise price of $0.50 per share was issued as a commitment fee. Principal and interest on the loan are due at maturity.	170,000	540,000

Note payable of $450,000 with payments of $62,438 due each month starting on September 22, 2022. The loan was issued at a discount of $49,500, bears 11% interest and has a convertible default provision in the event the Company does not make the monthly payments.	425,250	400,500

Note payable of $144,200 with equal installment payments of $16,150 due each month starting September 17, 2022. The loan was issued at a discount of $15,450, bears interest at 12% and has a convertible default provision.	115,555	-

Note payable to an investor bearing interest at 12%, due August 31, 2023. A warrant for the purchase of 1,000,000 common shares at an exercise price of $.01 per share was issued as a commitment fee to the investor. The note has a convertible default provision.	776,250	-

Long term loan under Section 7(b) of the Economic Injury Disaster Loan program bearing interest at 3.75% and maturing in May 2050. Monthly installments of principal and interest of $731 begin November 21, 2022.	150,000	150,000

Financing lease liabilities for offices and warehouses with monthly installments of $22,810 (ranging from $245 to $9,664) over terms expiring through December 2024.	159,791	179,512

Note payable with a finance company for delivery vehicle with monthly installments totaling $679 including interest at 8.99% over a 6 year term expiring in December 2025.	22,241	25,771

Note payable with a finance company for delivery vehicle with monthly installments totaling $948 including interest at 5.9% over a 6 year term expiring in January 2027.	48,137	51,826

Note payable with a bank for delivery vehicle with monthly installments totaling $844 including interest at 6% over a 4 year term expiring in August 2025.	26,174	29,696

Total Notes Payable	3,526,884	3,306,738
Less: Unamortized original issue discount	284,209	242,529
Less: Fair value of warrants	137,500	-
Current Portion of Notes Payable	3,078,492	2,815,231

Long-term Portion of Notes Payable	$ 26,683	$ 248,978

Future minimum principal payments on the long-term notes payable to unrelated parties are as follows:

Period ending September 30,
2023	$ 3,078,492
2024	143,871
2025	91,375
2026	63,342
2027	13,627
Thereafter	136,177
$ 3,526,884

Note 5 - Related Party Transactions

Notes Payable

	September 30, 2022	June 30, 2022

Fair value of unsecured notes payable to seller of Concepts and Solutions, a related party, bearing interest at 3% per year, payable in annual installments through November 30, 2021. Payment is subject to adjustment based on the achievement of minimum gross revenues and successful completion of certain pre-acquistion withholding tax issues of Concepts and Solutions.

	$ 1,030,079	$ 1,030,079

Note payable to a stockholder in which the note principal plus interest at 15% is payable the earlier of 60 days after invoicing a certain customer, or April, 2022 due to an extension granted by the lender. On December 23, 2021, an amendment extended the maturity to March 30, 2025, changed the interest rate to 10% with monthly payments of principal and interest of $8,823 beginning in June 2022. The note is collateralized by a security interest in a certain customer purchase order. Monthly payments were deferred by the lender.	385,000	385,000

Note payable related to acquisition of Classroom Tech in which the note principal is payable in 2021 with no interest obligations, upon the shareholder's resolution of a pre-acquisition liability with a bank.	-	55,000

Long term note bearing interest at 6% and maturing December 31, 2024 and other short-term payables due to stockholders and related parties	807,133	355,538

Total Related Party Notes Payable	2,222,212	1,825,617

Current Portion of Related Party Notes Payable	1,183,755	1,238,755

Long-term Portion of Related Party Notes Payable	$ 1,038,457	$ 586,862

As of September 30, 2022, related party notes payable maturities are as follows:

Period ending September 30,
2023	$1,183,755
2024	105,876
2025	932,581
$2,222,212

Related Party Leases

The Company leases property used in operations from a related party under terms of a financing lease. The term of the lease expired on December 31, 2021 and is continuing on a month to month basis. The monthly lease payment is $9,664 plus maintenance and property taxes, as defined in the amended lease agreement. Rent expense for this lease was $28,992 and $28,992 for the three months ended September 30, 2022 and 2021, respectively.

Other Related Party Agreements

A related party collateralizes the Company's short-term note with a certificate of deposit in the amount of $274,900, held at the same bank. The related party will receive a $7,500 collateral fee for this service (see Note 4).

Note 6 - Lease Agreements

Financing Lease Agreements

The Company leases offices, warehouses and equipment under financing lease agreements with monthly installments of $22,723 (ranging from $245 to $9,664), expiring through December 2024.

	September 30, 2022	June 30, 2022
Right-of-use assets:
Operating right-of-use assets	$159,791	$179,512
Operating lease liabilities:
Current portion of long term payable	80,867	80,096
Financing leases payable, less current portion	78,924	99,416

Total operating lease liabilities	$159,791	$179,512

As of September 30, 2022, financing lease maturities are as follows:

Period ending September 30,
2023	$ 80,867
2024	66,544
2025	12,380
$159,791

As of September 30, 2022, the weighted average remaining lease term was 1.50 years.

Note 7 – Equity

All share amounts have been adjusted to reflect a 1:200 reverse split effective March 7, 2022.

For the three months ended September 30, 2022:

During the three months ended September 30, 2022, the Company issued 1,070,922 shares of common stock for professional consulting services. The shares were valued at $188,128 upon issuance.

During the three months ended September 30, 2022, the Company issued 800,000 shares of common stock for commitment fees under a note payable. These shares were valued at $144,800 upon issuance.

During the three months ended September 30, 2022, the Company issued 350,000 shares of common stock as a charitable donation. The shares were valued at $52,500 upon issuance.

During the three months ended September 30, 2022, the Company received 36,500 shares of common stock from a former investor. The shares can be re-issued.

For the three months ended September 30, 2021:

During the three months ended September 30, 2021, the Company issued 12,500 shares of common stock for professional consulting services. The shares were valued at $32,750 upon issuance.

During the three months ended September 30, 2021, the Company issued 450,000 shares of common stock in exchange for proceeds under the Equity Purchase Agreement. These shares were valued at $1,091,000 upon issuance.

See the capital structure section in Note 1 for disclosure of the equity components included in the Company's consolidated financial statements.

Warrants

Warrants are granted with an exercise price no less than the fair market value of the warrant on the date of the grant and vest immediately. A June 2022 warrant is entitled to convert into one common share at an exercise price of $0.50. An August 2022 warrant is entitled to convert into one common share at an exercise price of $0.01. Both warrant exercise prices are subject to adjustment. The Company granted 600,000 warrants on June 21, 2022 and 1,000,000 warrants on August 31, 2022 to an investor, pursuant to two notes payable (Note 4). The fair value of the August 2022 warrants was $150,000 at September 30, 2022. There are no unvested warrants.

The fair value of each equity-based award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table at September 30, 2022:

Stock price volatility	175%
Expected term	5 years
Discount rate	3.30%
Expected dividends	0%

The fair value of each equity-based award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table at June 30, 2022:

Stock price volatility	190%
Expected term	1 year
Risk-free interest rate	3.21%
Expected dividends	0%

A summary of the warrant status at September 31, 2022 and June 30, 2022 and changes during the three months ended is presented below. There were no warrants outstanding during the three months ended September 30, 2021.

	Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2022	600,000	$0.50
Granted	1,000,000	0.01
Forfeited	-	-
Outstanding, September 30, 2022	1,600,000	$0.048

Exercisable, end of period	$600,000	$0.50

A further summary of warrants outstanding at September 30, 2022 is as follows:

	Exercise	Number	Number	Weighted Average	Intrinsic
Warrants	Price	Exercisable	Outstanding	Remaining Life	Value
600,000	$ 0.50	600,000	600,000	4.75 years	$ 0
1,000,000	$ 0.01	-	1,000,000	5 years	$ 150,000

Note 8 - Income Taxes

The Company's effective tax rate differed from the federal statutory income tax rate for the three months ended September 30, 2022 as follows:

Federal statutory rate	21%
State tax, net of federal tax effect	5.04%
Valuation allowance	-26%
Effective tax rate	0%

The Company had no federal or state income tax (benefit) for the three months ended September 30, 2022 or 2021.

The Company's deferred tax assets and liabilities as of September 30, 2022 and June 30, 2022, are summarized as follows:

	September 30, 2022	June 30, 2022
Federal
Deferred tax assets	$ 8,177,800	$ 7,781,500
Less valuation allowance	(8,177,800)	(7,781,500)
Deferred tax liabilities	-	-
	-	-

Deferred tax assets	1,459,400	1,966,600
Less valuation allowance	(1,459,400)	(1,966,600)
Deferred tax liabilities	-	-
	-	-

Net Deferred Tax Assets	$ -	$ -

The Company's policy is to provide for deferred income taxes based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse. The Company has not generated taxable income and has not recorded any current income tax expense at September 30, 2022 and 2021, respectively.

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

The Company's deferred tax assets are primarily comprised of net operating losses ("NOL") that give rise to deferred tax assets. The NOL carryforwards expire over a range from 2023 to 2037, with certain NOL carryforwards that have no expiration. There is no tax benefit for goodwill impairment, which is permanently non-deductible for tax purposes. Additionally, due to the uncertainty of the utilization of NOL carry forwards, a valuation allowance equal to the net deferred tax assets has been recorded.

The significant components of deferred tax assets as of September 30, 2022  are as follows:

	September 30, 2022	June 30, 2022
Net operating loss carryforwards	$ 9,411,900	$ 9,539,900
Valuation allowance	(9,637,200)	(9,748,100)
Goodwill	5,800	11,000
Property and equipment	(30,200)	(32,000)
Development costs	54,800	124,600
Intangible assets	136,400	46,100
Inventory allowance	30,300	30,300
Warranty accrual and other	28,200	28,200

Net Deferred Tax Assets	$ -	$ -

As of September 30, 2022, the Company does not believe that it has taken any tax positions that would require the recording of any additional tax liability nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next twelve months. As of September 30, 2022, the Company's income tax returns generally remain open for examination for three years from the date filed with each taxing jurisdiction.

Note 9 - Commitments, Contingencies, and Concentrations

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

On September 4, 2019, the Company recorded a pre-acquisition liability for approximately $591,000 relative to unpaid payroll tax liabilities and associated penalties and fees of Concepts and Solutions. The liability is included in the note payable to seller of $1,030,079 at September 30, 2022 and June 30, 2022 (Note 5).

Concentrations

Galaxy contracts the manufacture of its products with domestic and overseas suppliers. The Company's sales could be adversely impacted by a supplier's inability to provide Galaxy with an adequate supply of inventory. Galaxy has one vendor that accounted for approximately 99% of purchases for the three months ended September 30, 2022. Galaxy had two vendors that accounted for approximately 97% of purchases for the three months ended September 30, 2021.

Galaxy has two customers that accounted for approximately 79% of accounts receivable at September 30, 2022 and two customers that accounted for approximately 77% of accounts receivable at June 30, 2022. Galaxy has two customers that accounted for approximately 54% and three customers that accounted for 59% of total revenue for the three months ended September 30, 2022 and 2021 respectively.

Note 10 - Material Agreements

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

Equity Purchase Agreement

On May 31, 2020, the Company entered into a two year purchase agreement (the "Equity Purchase Agreement") with an investor, which was amended and restated on July 9, 2020 and then again on December 29, 2020. Pursuant to the terms of the Equity Purchase Agreement, the investor agreed to purchase up to $10 million of the Company's common stock (subject to certain limitations) from time to time during the term of the Equity Purchase Agreement. During the three months ended September 30, 2022 and 2021, the Company issued 0 and 450,000 shares of common stock to the investor in exchange for proceeds for working capital.

Accounts Receivable Factoring Agreement

On July 30, 2020, the Company entered into a two-year accounts receivable factoring agreement with a financial services company to provide working capital. Pursuant the agreement, the financial services company will pay the Company an amount up to eighty percent (80%) of the purchase price for the purchased accounts. Factoring fees are 2.5% of the face value of the account receivable sold to the factoring agent per month until collected. For collections over 90 days from the invoice date, the fee increases to 3.5%. The agreement contains a credit line of $1,000,000 and requires a minimum of $300,000 of factored receivables per calendar quarter. The agreement includes early termination fees and is guaranteed by the Company and by two of the stockholders individually. The Company paid collection fees of $49,603 and $22,981 during the three months ended September 30, 2022 and 2021, respectively..

Employment Agreements

On January 1, 2020, the Company entered into an employment agreement with the Chief Executive Officer (CEO) of the Company for a two-year term which was amended on September 1, 2020, and further amended in 2022 to extend the term for an additional three-years. Under the amended employment agreement, the CEO will receive annual compensation of $500,000, and an annual discretionary bonus based on profitability and revenue growth and preferred stock to maintain, together with the CFO, a minimum 26% of the total voting rights. The agreement includes a non-compete agreement and severance benefits of $90,000. In June 2022, 26 shares of Preferred Series G stock were issued to the CEO under terms of this agreement, which represents 26% of the voting power.

On January 1, 2020, the Company entered into an employment agreement with the Chief Finance Officer/Chief Operations Officer (CFO/COO) of the Company for a two-year term, which was amended on September 1, 2020, and further amended in 2022 to extend the term for an additional three-years. Under the amended employment agreement, the CFO/COO will receive annual compensation of $250,000, and an annual discretionary bonus based on profitability and revenue growth and preferred stock to maintain, together with the CEO, a minimum 25% of the total voting rights. The agreement includes a non-compete agreement and severance benefits of $72,000. In June 2022, 25 shares of Preferred Series G stock were issued to the CFO under terms of this agreement, which represents 25% of the voting power.

Investor Relations Agreement

The Company signed an agreement with an investment relations firm, commencing on May 1, 2022, requiring $10,000 per month and $20,000 worth of restricted stock issued 4 times in 2022, beginning May 1, 2022, June 1, September 1, and December 1, 2022. The agreement will automatically renew annually unless 60 days’ notice is given by either party. The Company paid $20,000 and issued 70,922 shares for investment relations services during the three months ended September 30, 2022.  No fees or shares were issued during the three months ended September 30, 2021.

Capital Markets Advisory Agreement

The Company signed an eight month Strategic Services agreement with an investor, commencing on May 1, 2022, requiring fees of 1,000,000 shares of common stock. The Company issued 1,000,000 shares for strategic services on August 1, 2022.

Advisory Services

In May 2020, a advisor agreed to be a non-exclusive advisor with respect to the identification and evaluation of potential business acquisition opportunities. In consideration for its services, the advisor may receive a cash fee equal to 3.5% of the purchase price if we close on a transaction with a target during the term of the agreement or within 12 months thereafter. In addition, (i) we will pay the advisor a cash fee payable at the closing equal to 1.5% of the gross proceeds we receive at each closing; (ii) (i) for an issuance of debt securities, a cash fee payable at the closing equal to 2.5% of the gross proceeds we receive at each closing; (iii) for an issuance of equity securities, a cash fee payable at the closing equal to 7.0% of the gross proceeds we receive at each closing. We will also reimburse the advisor for certain out of pocket expenses.

Note 11 - Stock Plan

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

Note 12 - Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had negative working capital of approximately $4,900,000, and cash used in operations of approximately $500,000 at September 30, 2022. Accumulated deficit increased from June 30, 2022 to September 30, 2022 by approximately $1,000,000 to a deficit of approximately $56,000,000 at September 30, 2022.

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

Note 13 - Subsequent Events

On November 7, 2022, the Company signed a two year purchase agreement (“Equity Purchase Agreement”) with with an investor. Pursuant to the terms of the Equity Purchase Agreement, the investor agreed to purchase up to $5 million of the Company’s common stock (subject to certain limitations) from time to time during the term of the Equity Purchase Agreement. The common stock transactions will be “put” to the investor, at the option of the Company, at a discount equal to 80% of the average of the two lowest daily stock prices during a ten day period, in exchange for working capital proceeds. The Company will register the shares before puts are allowed. There is a commitment fee of 500,000 shares that will be issued to the investor.

On October 13, 2022, the Company issued a $175,000 note payable to a preferred stockholder bearing interest at 12% and due on demand.

On October 13, 2022, the Company issued a $50,000 note payable to a preferred stockholder bearing interest at 12% and due on demand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note on Forward Looking Statements

This Quarterly Report on Form 10-Q (this "Report") contains forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In particular statements regarding future events and the future results of Galaxy Next Generation, Inc., which we refer to as "we," "us," "our", "Galaxy," or the "Company," including but not limited to, statements regarding the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities and the timing of any such financing, our future results of operations and financial position, business strategy and plan prospects are forward-looking statements. These forward-looking statements are based on our current expectations, estimates, forecasts, and projections about our business, economic and market outlook, our results of operations, the industry in which we operate and the beliefs and assumptions of our management. Words such as "expects," "anticipates," "targets," "goals," "projects," "would," "will," "could," "may," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including the duration, extent, and impact of the COVID-19 pandemic, and our ability to successfully manage the demand, supply, and operational challenges associated with the COVID-19 pandemic. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled "Risk Factors" in Item 1A of Part II, Part I Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2022 (the "Annual Report"), and in other reports we file with the U.S. Securities and Exchange Commission (the "SEC"). In addition, many of the foregoing risks and uncertainties are, and could be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic conditions, including inflation. While forward-looking statements are based on reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, except as required by applicable law. We cannot at this time predict the extent of the impact of the COVID-19 pandemic and any resulting business or economic conditions which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Revenue

Total revenues recognized were $619,053 and $1,684,771 for the three months ended September 30, 2022 and 2021, respectively, a decrease of approximately 63%. Additionally, deferred revenue amounted to $647,433 and $175,436 as of September 30, 2022 and June 30, 2022, respectively. Revenues decreased during the three months ended September 30, 2022 due to issues with delays in supply chain issues which resulted in a large increase in deferred revenue at quarter end.

Cost of Sales and Gross Margin

Our cost of sales was $271,485 and $1,018,763 for the three months ended September 30, 2022 and 2021, respectively, a decrease of approximately 73%. Cost of sales consists primarily of manufacturing, freight, and installation costs. There are no significant overhead costs which impact cost of sales. Cost of sales decreased during the three months ended September 30, 2022 due to the decrease in revenue as well as our shift to selling products that are lower cost with higher profit margins.

General and Administrative

Three months ended	September 30, 2022	September 30, 2021
Stock compensation and stock issued for services	$ 188,128	$ 32,750
General and administrative	1,431,979	1,498,124
Total General and Administrative Expenses	$ 1,620,107	$ 1,530,874

Total general and administrative expenses (including stock issued for services expenses) were $1,620,107 and $1,530,874 for the three months ended September 30, 2022 and 2021, respectively.

Other Income (Expense)

Three months ended	September 30, 2022	September 30, 2021
Other Income	$ 2,543	$ -
Expenses related to notes payable:
Change in fair value of derivative liability	-	1,008,000
Interest accretion	(121,270)	(8,750)
Interest related to equity purchase agreement	-	(252,900)
Interest expense	(162,377)	(267,511)

Total Other Income (Expense)	$ (281,104)	$ 478,839

Interest expense amounted to $162,377 and $520,411 for the three months ended September 30, 2022 and 2021, respectively, a decrease of 69%. Interest expense of $162,377 and $267,511 during the three months ended September 30, 2022 and 2021, was due to interest paid on notes payable.  The change in the fair value of the derivative was due to the elimination of the derivative in December 2021, when convertible notes were exchanged for Series F stock.

Net Loss for the Period

Net loss incurred for the three months ended September 30, 2022 and 2021 was $1,553,643 and $386,027, respectively, an increase of approximately 302%. Noncash contributing factors for the net loss incurred for the three months ended September 30, 2022 and 2021 are as follows:

a). $188,128 and $32,750 represent noncash consulting fees paid through the issuance of stock for the three months ended September 30, 2022 and 2021, respectively.

b). Noncash interest expenses of $0 and $252,900 for the three months ended September 30, 2022 and 2021, respectively.

c). Depreciation and amortization expenses related to intangibles and capitalized development costs of $177,376 and $130,145 for the three months ended September 30, 2022 and 2021, respectively.

 Liquidity and Capital Resources

Although our revenues generated from operations have become more sufficient, in order to support our operational activities our revenues still need to be supplemented by the proceeds from the issuance of securities, including equity and debt issuances. At September 30, 2022, we had a working capital deficit of approximately $4,900,000 and an accumulated deficit of approximately $55,700,000. As stated in Note 12 to the notes to the unaudited condensed consolidated financial statements included in this Report, our ability to continue as a going concern is dependent upon management's ability to raise capital from the sale of its equity and, ultimately, the achievement of sufficient operating revenues. Subsequent to the end of the quarter ended September 30, 2022, we raised $225,000 through the issuance of notes payable. We anticipate that our current cash and revenue generated from operations will be sufficient for day-to-ay operations; however, we anticipate that we will need additional capital for business expansion and new product development. If our revenues continue to be insufficient to support our operational activities, we intend to raise additional capital through the sale of equity securities or borrowings from financial institutions and possibly from related and nonrelated parties who may in fact lend to us on reasonable terms and ultimately generating sufficient revenue from operations. Our operating loss continues to shrink, and investments should allow us to continue for several months until sufficient revenue is met. Management believes that its actions to secure additional funding will allow us to continue as a going concern. We currently do not have any committed sources of financing other than our accounts receivable factoring agreement, which requires us to meet certain requirements to utilize. There can be no assurance that we will meet all or any of the requirements pursuant to our line of credit, or accounts receivable factoring agreement, and therefore those financing options may be unavailable to us. The Equity Purchase Agreement that we entered into November 2022 also has several conditions that we must meet before ClearThink Capital Partners, LLC is required to purchase shares of our common stock and there can be no assurance that we will meet those conditions. The There is no guarantee we will be successful in raising capital outside of our current sources, and if so, that we will be able to do so on favorable terms.

Our cash totaled $163,126 at September 30, 2022, as compared with $300,899 at June 30, 2022, a decrease of $137,773. Net cash of $501,160 and $420,559 was used in operations and investing activities, respectively, for the three months ended September 30, 2022. Net cash of $872,809 and $4,160 was used in operations and investing activities, respectively, for the three months ended September 30, 2021.

Net cash of $783,946 was provided from financing activities for the three months ended September 30, 2022, primarily due to proceeds from notes payable agreements. Net cash of $689,669 was provided from financing activities for the three months ended September 30, 2021, primarily due to proceeds from an equity purchase agreement.

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

Off-Balance Sheet Arrangements

The Company did not have off-balance sheet arrangements or transactions as of and for the three months ended September 30, 2022 and 2021.

Non-GAAP Disclosure

To provide investors with additional insight and allow for a more comprehensive understanding of the information used by management in its financial and decision-making surrounding pro forma operations, Galaxy supplements its consolidated financial statements presented on a basis consistent with U.S. generally accepted accounting principles, or GAAP withjAdjusted EBITDA as a non-GAAP financial measures of earnings. The tables below provide a reconciliation of the non-GAAP financial measures, presented herein, to the most directly comparable financial measures calculated and presented in accordance with GAAP. Adjusted EBITDA represents EBITDA (earnings before income taxes depreciation and amortization). Galaxy management uses Adjusted EBITDA as financial measures to evaluate the profitability and efficiency of the business model. The Company uses these non-GAAP financial measures to assess the strength of the underlying operations of the business. These adjustments, and the non-GAAP financial measures that are derived from them, provide supplemental information to analyze our operations between periods and over time. Galaxy finds this especially useful when reviewing pro forma results of operations, which include large non-cash expenses including interest on the Equity Purchase Agreement, amortization of intangible assets and capitalized development costs and stock-based compensation. Investors should consider its non-GAAP financial measures in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP. The non-GAAP financial measures should not be considered superior to, as a substitute for, or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented.

Non-GAAP Adjusted EBITDA financial results for the three months ended September 30, 2022 and 2021:

Three months ended	September 30, 2022	September 30, 2022
Revenue	$ 619,053	$ 1,684,771
Gross Profit	347,568	666,008
General and Administrative Expenses	1,620,107	1,530,874
Loss from Operations	(1,272,539)	(864,866)
Other Income (Expense)	2,543	478,839
Net Loss	(1,553,643)	(386,027)
Interest, Taxes, Depreciation, Stock Compensation and Amortization	527,881	424,545
Non-GAAP Adjusted EBITDA	$ (1,025,762)	$ 38,518

Non-GAAP Adjusted EBITDA was net loss of $1,025,762 and a net positive of $38,518 for the three months ended September 30, 2022 and 2021, respectively.

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

Remediation Measures

Management discontinued outsourcing its bookkeeping beginning July 1, 2021.  Outsourced bookkeeping was still utilized to a lesser extent during the period up to and including September 30, 2022 and we continue to outsource the preparation of the Company's tax returns and tax provisions.

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

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should consider carefully the following risks, together with the risks specified in Item 1A of Part I of our Annual Report for the year ended June 30, 2022 and all the other information in this Report, including our condensed consolidated financial statements and notes thereto. If any of the following risks materializes, our operating results, financial condition and liquidity could be materially adversely affected. As a result, the trading price of our common stock could decline, and you could lose part or all of your investment. The following information updates should be read in conjunction with the information disclosed in Part 1, Item 1A, "Risk Factors," contained in our Annual Report for the year ended June 30, 2022. Except as disclosed below, there have been no material changes from the risk factors and uncertainties disclosed in our Annual Report for the year ended June 30, 2022.

We have incurred losses for the three months ended September 30, 2022 and 2021 and there can be no assurance that we will generate net income

For the three months ended September 30, 2022 and 2021 we had a net loss of $1,553,643 and $386,027, respectively. For the year ended June 30, 2022, we had a net loss of $6,250,956. For the year ended June 30, 2021, we had a net loss of $24,424,336. There can be no assurance that our losses will not continue in the future, even if our revenues and expenditures for the products and solutions we sell and distribute increase. In addition, as of September 30, 2022, we had stockholders' deficit of approximately $3,250,000 and cash used in operations of approximately $501,000. As of June 30, 2022, we had stockholders' deficit of approximately $2,200,000 and cash used in operations of approximately $1,200,000. These factors raise substantial doubt regarding our ability to continue as a going concern.

We require funds to operate and expand our business

During the three months ended September 30, 2022, our operating activities used net cash of $501,160 and our total cash was $163,126. During the year ended June 30, 2022, our operating activities used net cash of approximately $1.2 million and our total cash was $300,899. As of September 30, 2022, our accumulated deficit totaled approximately $56 million. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. We will require funds to purchase additional inventories, pay our vendors, and build our marketing and sales staff. If we do not succeed in raising additional funds on acceptable terms, we may be unable to expand our business and could default on our obligations. There can be no assurance that such financing will be available and that the equity interests of all of our stockholders would not be substantially diluted. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. Our ability to raise capital through the sale of securities may be limited by the rules of the SEC and the terms of the agreements that we enter into.  We currently do not have any committed sources of financing other than our accounts receivable factoring agreement, which requires us to meet certain conditions to utilize and there can be no assurance that we will meet those conditions. The Equity Purchase Agreement that we entered into into in November 2022 also has several conditions that we must meet before ClearThink Capital Partners, LLC is required to purchase shares of our common stock and there can be no assurance that we will meet those conditions

We have not be able to access the operating capital available under the Equity Purchase Agreement dated November 7, 2022, which could prevent us from accessing the capital we need to continue our operations, which could have an adverse effect on our business

We have generated significant losses to date and expect to continue to incur significant operating losses. To date, our revenue from operations have been insufficient to support our operational activities and has been supplemented by the proceeds from the issuance of securities. There is no guarantee that additional equity, debt or other funding will be available to us on acceptable terms, or at all.

Our ability to direct ClearThink Capital Partners, LLC, to purchase up to $5 million of shares of our common stock over a 24-month period is not available until we register the stock. We may need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

Our inability to access any other financing sources, could have a material adverse effect on our business.

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

Our operations and performance depend on global, regional and U.S. economic and geopolitical conditions. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our products and our ability to raise capital when needed on favorable terms, if at all. Recently the rate of inflation has increased throughout the U.S. economy. Inflation may adversely affect us by increasing the costs of labor, consumables and other costs of doing business. In an inflationary environment, such cost increases may outpace our expectations, causing us to use cash faster than forecasted. We have experienced supply chain disruption and a weak or declining economy may further strain our vendors an suppliers possibly resulting in additional supply chain disruptions or cause delays in payments from customers.Russia’s invasion and military attacks on Ukraine have triggered significant sanctions from U.S. and European leaders. These events are currently escalating and creating increasingly volatile global economic conditions. Resulting changes in U.S. trade policy could trigger retaliatory actions by Russia, its allies and other affected countries, including China, resulting in a “trade war.” Any of the foregoing could cause us to face significant adverse effects to our business and financial condition.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the three months ended September 30, 2022:

Except as previously reported in prior filings with the Securities and Exchange Commission, there were no sales of unregistered securities for the three month ended September 30, 2022.

During the three months ended September 30, 2022, the Company issued 1,070,922 shares of common stock for professional consulting services..

During the three months ended September 30, 2022, the Company issued 800,000 shares of common stock for commitment fees under a note payable.

During the three months ended September 30, 2022, the Company issued 350,000 shares of common stock as a charitable donation.

During the three months ended September 30, 2022, the Company received 36,500 shares of common stock from a former investor.

All sales in each of the transactions set forth above were issued relying on the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder for the offer and sale of securities not involving a public offering. The recipients of securities in each of these transactions relying on Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act and had adequate access, through employment, business or other relationships, to information about us.

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
3.7

Certificate of Change (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K, File No. 000-56006, filed with the Securities and Exchange Commission filed September 2, 2022).

4.1

Promissory Note dated June 21, 2022 in the principal amount of $600,000 (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K, File No. 000-56006, filed with the Securities and Exchange Commission filed July 11, 2022).

4.2

Warrant dated June 21, 2022(incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, File No. 000-56006, filed with the Securities and Exchange Commission filed July 11, 2022).

4.3

Promissory Note dated August 31, 2022 in the principal amount of $900,000 (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K, File No. 000-56006, filed with the Securities and Exchange Commission filed September 9, 2022).

4.4

Warrant dated August 31, 2022(incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K, File No. 000-56006, filed with the Securities and Exchange Commission filed September, 9 2022).

10.1

Securities Purchase Agreement dated June 21, 2022(incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 000-56006, filed with the Securities and Exchange Commission filed July 11, 2022).

10.2

Securities Purchase Agreement dated August 31, 2022 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 000-56006, filed with the Securities and Exchange Commission filed September 9, 2022).

31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	XBRL Instance Document (XBRL tags are embedded within the Inline XBRL document)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GALAXY NEXT GENERATION, INC.

Date: November 14, 2022

/s/ Gary LeCroy

Gary LeCroy

Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022

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

Dated: November 14, 2022

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

Dated: November 14, 2022

Galaxy Next Generation, Inc.

By: /s/ Magen McGahee

Magen McGahee

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Quarterly Report on Form 10-Q of Galaxy Next Generation, Inc. (the "Company") for the quarter ending September 30, 2022, I, Gary LeCroy, Chief Executive Officer of the Company hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1.Such Quarterly Report on Form 10-Q for the fiscal quarter ending September 30, 2022, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such Quarterly Report on Form 10-Q for the quarter ending September 30, 2022, fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2022

Galaxy Next Generation, Inc.

By:/s/ Gary LeCroy

Gary LeCroy

Chief Executive Officer

(Principal Executive Officer)

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Quarterly Report on Form 10-Q of Galaxy Next Generation, Inc. (the "Company") for the quarter ending September 30, 2022, I, Magen McGahee, Chief Financial Officer of the Company hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1.Such Quarterly Report on Form 10-Q for the fiscal quarter ending September 30, 2022, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such Quarterly Report on Form 10-Q for the quarter ending September 30, 2022, fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2022

Galaxy Next Generation, Inc.

By: /s/ Magen McGahee

Magen McGahee

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer.)