Form 10-Q/A
period 2022-12-31
GALAXY NEXT GENERATION, INC.
filed 2023-02-16
CIK 1127993

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

EXPLANATORY NOTE: The Amendment no. 1 to Form 10-Q is being filed to include the iXBRL Interactive Table Exhibits.

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

Date: February 16, 2023

/s/ Gary LeCroy

Gary LeCroy

Chief Executive Officer (Principal Executive Officer)

Date: February 16, 2023

/s/Magen McGahee

Magen McGahee

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

Exhibit 31.1

AMENDED CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Gary LeCroy, certify that:

1. I have reviewed this Amended Quarterly Report on Form 10-Q/A (this "report") of Galaxy Next Generation, Inc. (the "registrant");

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

Dated: February 16, 2023

Galaxy Next Generation, Inc.

By:/s/ Gary LeCroy

Gary LeCroy

Chief Executive Officer

(Principal Executive Officer)

Exhibit 31.2

AMENDED CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Magen McGahee, certify that:

1. I have reviewed this Amended Quarterly Report on Form 10-Q/A (this "report") of Galaxy Next Generation, Inc. (the "registrant");

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

Dated: February 16, 2023

Galaxy Next Generation, Inc.

By: /s/ Magen McGahee

Magen McGahee

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

Exhibit 32.1

AMENDED CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Amended Quarterly Report on Form 10-Q/A of Galaxy Next Generation, Inc. (the "Company") for the quarter ending December 31, 2022, I, Gary LeCroy, Chief Executive Officer of the Company hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1.Such Amended Quarterly Report on Form 10-Q/A for the fiscal quarter ending December 31, 2022, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such Amended Quarterly Report on Form 10-Q/A for the quarter ending December 31, 2022, fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 16, 2023

Galaxy Next Generation, Inc.

By:/s/ Gary LeCroy

Gary LeCroy

Chief Executive Officer

(Principal Executive Officer)

Exhibit 32.2

AMENDED CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Amended Quarterly Report on Form 10-Q/A of Galaxy Next Generation, Inc. (the "Company") for the quarter ending December 31, 2022, I, Magen McGahee, Chief Financial Officer of the Company hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1.Such Amended Quarterly Report on Form 10-Q/A for the fiscal quarter ending December 31, 2022, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such Amended Quarterly Report on Form 10-Q/A for the quarter ending December 31, 2022, fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 16, 2023

Galaxy Next Generation, Inc.

By: /s/ Magen McGahee

Magen McGahee

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer.)