Form 10-Q
period 2023-03-31
GALAXY NEXT GENERATION, INC.
filed 2023-05-22
CIK 1127993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND FOOTNOTES

The following unaudited condensed consolidated financial statements are included herein:

Condensed Consolidated Balance Sheets as of March 31, 2023 (unaudited) and June 30, 2022 (audited)	3
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended March 31, 2023 and 2022 (unaudited)	4
Condensed Consolidated Statement of Changes in Stockholders' Deficit for the Nine Months Ended March 31, 2023 and 2022(unaudited)	5-6
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2023 and 2022 (unaudited)	7
Notes to the Condensed Consolidated Financial Statements (unaudited)	8-19

GALAXY NEXT GENERATION, INC.
Condensed Consolidated Balance Sheets

	March 31, 2023	June 30, 2022
Assets	(Unaudited)	(Audited)
Current Assets
Cash	$ 170,096	$ 300,899
Accounts receivable, net	638,440	452,643
Inventories, net	486,568	1,002,108
Other current assets	3,950	3,950
Total Current Assets	1,299,054	1,759,600

Property and Equipment, net (Note 2)	318,694	348,869
Intangibles, net (Note 1)	1,137,821	1,443,191
Goodwill (Note 1)	834,220	834,220
Operating right of use asset (Note 7)	129,758	179,512
Total Assets	$ 3,719,547	$ 4,565,392

Liabilities and Stockholders' Deficit
Current Liabilities
Line of credit (Note 3)	$ 332,281	$ -
Derivative liability, convertible debt features (Note 5)	12,189	-
Current portion long term notes payable (Note 4)	3,795,339	2,815,231
Accounts payable	883,078	737,948
Accrued expenses	1,563,428	993,371
Deferred revenue	175,436	175,436
Short term portion of related party notes and payables (Note 6)	105,876	1,238,755
Total Current Liabilities	6,867,627	5,960,741
Noncurrent Liabilities
Related party notes payable, less current portion (Note 6)	2,379,702	586,862
Notes payable, less current portion (Note 4)	382,144	248,978
Total Liabilities	9,629,473	6,796,581

Stockholders' Deficit
Common stock	330,873	321,134
Preferred stock – Series G, non-redeemable	-	-
Preferred stock - Series F, subject to redemption	10	11
Additional paid-in-capital	53,901,728	51,629,750
Accumulated deficit	(60,142,537)	(54,182,084)
Total Stockholders' Deficit	(5,909,926)	(2,231,189)
Total Liabilities and Stockholders' Deficit	3,719,547	$ 4,565,392

 See accompanying notes to the condensed consolidated financial statements (unaudited).

GALAXY NEXT GENERATION, INC.

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2023	2022	2023	2022
Revenues	$ 657,235	$ 1,268,447	$ 1,705,319	$3,857,273
Cost of Sales	772,238	1,015,843	1,373,739	2,882,705

Gross Profit	(115,003)	252,604	331,580	974,568
General and Administrative Expenses
Stock compensation and stock issued for services	-	78,102	238,128	110,852
Impairment expense	-	-	-	46,869
General and administrative	667,185	1,126,705	3,610,456	3,627,953
Total General and Administrative Expenses	667,185	1,204,807	3,848,548	3,785,674
Loss from Operations	(782,188)	(952,203)	(3,517,004)	(2,811,106)
Other Income (Expense)
Other income	504	2,000	3,304	7,878
Expenses related to convertible notes payable:
Change in fair value of derivative liability	61,553	-	(12,189)	1,842,000
Interest accretion	(153,515)	(25,370)	(389,628)	(49,660)
Interest expense related to Equity Purchase Agreement (Note 11)		-	-	(2,143,500)
Interest expense	(606,740)	(101,766)	(2,044,936)	(724,129)
Total Other Income (Expense)	(698,198)	(125,136)	(2,443,449)	(1,067,411)
Net Loss before Income Taxes	(1,480,386)	(1,077,339)	(5,960,453)	(3,878,517)
Income taxes (Note 9)	-	-	-	-
Net Loss	$(1,480,386)	$(1,077,339)	$(6,198,581)	$(3,878,517)
Net Basic and Fully Diluted Loss Per Share	$ (0.0693)	$ (0.0636)	$ (0.2791)	$ (0.2325)
Weighted average common shares outstanding
Basic	21,353,550	16,939,276	21,353,550	16,679,847
Fully diluted	22,953,550	16,945,205	22,953,550	16,683,828

See accompanying notes to the condensed consolidated financial statements (unaudited).

GALAXY NEXT GENERATION, INC.
Consolidated Statement of Changes in Stockholders’ Deficit
Nine Months Ended March 31, 2023
(Unaudited)

	Common Stock		Preferred Stock Series G		Preferred Stock Series F		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, July 1, 2022	19,169,128	$ 321,134	51	$ -	11,414	$ 11	$51,629,750	$(54,182,084)	$(2,231,189)

Common stock issued for services	3,070,922	307	-	-	-	-	237,821	-	238,128

Commitment shares issued	2,800,000	280	-	-	-	-	202,170	-	202,450

Common stock issued for charitable donation	5,350,000	535	-	-	-	-	96,965	-	' 97,500

Common stock issued for debt reduction	53,206,652	5,320	-	-	-	-	627,472	-	632,792

Common stock issued to convert Preferred Stock Series F	23,540,539	2,354	-	-	(8,710)	(1)	449,624	-	451,977

Fair value of warrants issued	-	-	-	-	-	-	492,434	-	492,434

Return of common stock	(36,500)	-	-	-	-	-	-	-	-

Common stock issued under Equity Purchase Agreement	429,130	942	-	-	-	-	165,492	-	166,434

Consolidated net loss	-	-	-	-	-	-	-	(5,960,453)	(5,960,453)

Balance, March 31, 2023	116,529,871	$ 330,873	51	$ -	2,704	$ 10	$53,901,728	$(60,142,537)	$(5,909,926)

See accompanying notes to the condensed consolidated financial statements (unaudited).

GALAXY NEXT GENERATION, INC.
Consolidated Statement of Changes in Stockholders' Equity (Deficit)
Nine Months Ended March 31, 2022
(Unaudited)

	Common Stock (1)		Preferred Stock Series E		Preferred Stock Series F		Additional		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit
Balance July 1, 2021	15,699,414	$280,744	500,000	$ 50	-	$ -	$46,215,049	$(47,931,128)	$(1,435,285)

Common Stock issued for services	73,517	1,470	-	-	-	-	109,382	-	110,852

Common stock issued under Equity Purchase Agreement	1,625,000	32,500	-	-	-	-	2,611,000	-	2,643,500

Preferred Series F issued in exchange for debt	-	-	-	-	11,414	11	1,824,989	-	1,825,000

Retirement of Preferred Series E	-	-	(500,000)	(50)	-	-	-	-	(50)

Commitment shares issued	312,500	6,250	-	-	-	-	350,000	-	356,250

Common Stock Cancelled	(241,303)	-	-	-	-	-	-	-	-

Consolidated net loss	-	-	-	-	-	-	-	(3,878,517)	(3,878,517)
Balance, March 31, 2022	17,469,128	$320,964	-	$ -	11,414	$11	$51,110,420	$(51,809,645)	$(378,250)

(1) All share amounts, including those in the accompanying notes, have been adjusted to reflect a 1:200 reverse split effective March 7, 2022.

(1) All share amounts, including those in the accompanying notes, have been adjusted to reflect a 1:200 reverse split effective March 7, 2022.

See accompanying notes to the condensed consolidated financial statements (unaudited).

GALAXY NEXT GENERATION, INC.
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net loss	$ (5,960,453)	$ (3,878,517)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	543,790	387,421
Amortization of debt discounts	333,592	49,660
Impairment expense	-	46,869
Change in fair value of derivative liability	12,189	(1,842,000)
Fair value of warrants	-	-
Stock issued to reduce debt	1,093,223	-

Changes in assets and liabilities:
Accounts receivable	(185,797)	206,990
Inventories	515,540	2,320,680
Intangibles	-	(48,894)
Right of use assets	-	49,222
Accounts payable	145,130	(203,221)
Accrued expenses	570,057	610,016
Deferred revenue	-	(453,862)
Net cash used in operating activities	(2,932,729)	(2,755,636)

Cash Flows from Investing Activities
Purchases of capitalized development costs	(208,245)	(363,319)
Purchases of property and equipment	-	(194,326)
Net cash used in investing activities	(208,245)	(557,645)

Cash Flows from Financing Activities
Principal payments on financing lease obligations	49,754	-
Proceeds from notes payable	1,255,935	500,000
Principal payments on notes payable	(284,685)	(217,546)
Proceeds (payments) on notes and advances from stockholders, net	(37,170)	(74,026)
Proceeds from convertible notes payable	-	1,075,000
Proceeds (payments) on line of credit, net	332,281	(991,598)
Proceeds from sale of common stock under Equity Purchase Agreement	842,000	1,633,700
Net cash provided by financing activities	2,158,115	1,925,530

Net Decrease in Cash	(982,859)	(1,387,751)
Cash, Beginning of Period	300,899	541,591
Cash, End of Period	$ (681,960)	$ (846,160)

Supplemental and Non Cash Disclosures
Stock issued under Equity Purchase Agreement	167,378	2,676,000
Stock issued for services and donated	335,434	(1,350,217)
Legal fees netted from loan proceeds	$ 56,233	$ 78,750
Cash paid for interest	$ 78	$ 54,756
Stock issued to reduce notes payable	$ 627,958	$ -
Interest on shares issued under Equity Purchase Agreement	$ -	$ 2,143,500
Stock issued for services	$ 238,128	$ 110,852
Property leased with financing lease	$ -	$ 97,253
Change in fair value of derivatives	$	$ 1,842,000
Preferred stock issued in exchange for debt reduction	$ -	$ 1,825,000
Stock issued to convert Preferred Series F	$ 451,977	$ -

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

Galaxy is a manufacturer and U.S. distributor of interactive learning technologies and enhanced audio solutions. Galaxy is engaged in a full range of activities: marketing and sales, engineering and product design and development, manufacturing, and distributing. Galaxy develops both hardware and software that allows the presenter and participant to engage in a fully collaborative instructional environment. Galaxy also develops award winning classroom audio solutions, school public address (“PA”) and intercom products, and emergency communication applications creating a full line card offering for classrooms to its channel partners. Its product offerings include its own private-label interactive touch screen panel, its own intercom, bell, and paging solution, as well as an audio amplification line of products that is currently supported by both direct sales and through original equipment manufacturer (“OEM”) relationships. Its distribution channel consists of a direct sales model, as well as approximately 44 resellers across the U.S. that primarily sell the products offered by us within the commercial and educational market. Galaxy does not control where the resellers focus their reselling efforts; however, the K-12 education market is the largest customer base for its products comprising nearly 90% of our sales. In addition, its OEM division manufactures products for other vendors in our industry and white labels the products under other brands.

The Entertainment segment was sold on February 6, 2019 in exchange for 193 (post March 7, 2022 reverse stock split) Galaxy common shares.

Impact COVID-19 Aid, Relief and Economic Security Act

The Cares Act allowed employers to defer the deposit and payment of the employer’s share of Social Security taxes from March 27, 2020 through March 31, 2021. The deferred deposits of the employer’s share of Social Security tax must be deposited 50% by March 31, 2021, and 50% by March 31, 2023. The Company’s remaining deferred deposits and current payments due amounted to approximately $1,044,947 and $490,790 at March 31, 2023 and June 30, 2022, respectively.

During the three and Nine Months ended March 31, 2023 and 2021, the Company applied for Employee Retention Credits and has recognized approximately $0 and $40,000 as a reduction to operating expenses in the consolidated statements of operations.

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

The financial statements include the consolidated assets and liabilities of the combined company (collectively Private Galaxy FLCR, Interlock Concepts, Inc., Ehlert Solutions Group, Inc., and Classroom Tech, referred to collectively as the "Company").

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

Significant estimates used in preparing the consolidated financial statements include those assumed in computing valuation of goodwill and intangible assets, valuation of convertible notes payable and warrants, collectability of receivables, inventory valuation and the valuation of deferred tax assets. It is reasonably possible that the significant estimates used will change within the next year.

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

Capital Structure

The Company's capital structure is as follows:

	March 31, 2023
	Authorized	Issued	Outstanding

Common stock	3,000,000,000	116,529,871	116,529,871	$.0001 par value, one vote per share

Preferred stock-All Series	200,000,000	-	-	$.0001 par value

Preferred stock - Series A	750,000	-	-	$.0001 par value; no voting rights

Preferred stock - Series B	1,000,000	-	-	$.0001 par value, voting rights of 10 votes for 1 Series B share; 2% preferred dividend payable annually

Preferred stock - Series C	9,000,000	-	-	$.0001 par value; 500 votes per share, convertible to common stock

Preferred stock - Series F	15,000	2,704	2,704	$.0001 par value; no voting right, convertible to common at a fixed price of $0.37 per share, stated value is $1,000 per share

Preferred stock - Series G	51	51	51	$.0001 par value; no dividend rights, voting rights with common stock as a single series, one share equals 1% of the total voting rights, not subject to splits

	June 30, 2022
	Authorized	Issued	Outstanding

Common stock	20,000,000	19,169,128	19,168,935	$.0001 par value, one vote per share

Preferred stock - All Series	200,000,000	-	-	$.0001 par value

Preferred stock - Series A	750,000	-	-	$.0001 par value; no voting rights

Preferred stock - Series B	1,000,000	-	-	$.0001 par value, voting rights of 10 votes for 1 Series B share; 2% preferred dividend payable annually

Preferred stock - Series C	9,000,000	-	-	$.0001 par value; 500 votes per share, convertible to common stock

Preferred stock - Series F	15,000	11,414	11,414	$.0001 par value; no voting right, convertible to common at a fixed price of $0.37 per share, stated value is $1,000 per share

Preferred stock - Series G	51	51	51	$.0001 par value; no dividend rights, voting rights with common stock as a single series, one share equals 1% of the total voting rights, not subject to splits

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

There are 1,286,624,175 common shares reserved at March 31, 2023 under terms of notes payable agreements, and the Stock Plan (see Notes 4, 6 and 12).

There are 32,254,235 issued common shares that are restricted as of March 31, 2023. The shares will become free-trading upon satisfaction of certain terms within the debt agreements or within free trading rules related to SEC Rule 144 six month hold.

Authorized common stock increased from 200,000,000 to 3,000,000,000 on January 31, 2023 following approval of the holders of a majority of the Company’s voting power.

Supplier Agreement

Contract assets and contract liabilities are as follows:

	March 31, 2023	June 30, 2022
Contract assets	$ 55,125	$ 55,125
Contract liabilities	$ -	$ -

For the three months ended March 31, 2023 and 2022, the Company recognized $0 and $463,301 of revenues related to supplier agreements. For the Nine Months ended March 31, 2023 and 2021 the Company recognized $0 and $1,116,219 of revenues related to supplier agreements.

Accounts Receivable

Management deemed no allowance for doubtful accounts was necessary at March 31, 2023 and June 30, 2022. At March 31, 2023 and June 30, 2022, $175,436 and $175,436 of total accounts receivable were recorded as deferred revenue.

Inventories

Management estimates $116,362 and $116,362 of inventory reserves at March 31, 2023 and June 30, 2022, respectively.

Goodwill, Intangible Assets and Product Development Costs

Goodwill, intangible assets, and product development costs are comprised of the following at March 31, 2023:

	Cost	Accumulated Amortization	Net Book Value	Total
Goodwill	$ 834,220	-	$834,220	$ 834,220
Finite-lived assets:
Customer list	$ 881,000	$ (595,486)	$ 285,514	$ 285,514
Vendor relationships	479,000	(336,415)	142,585	142,585
Capitalized product development cost	1,487,931	(778,209)	709,722	709,722
	$ 2,847,931	$(1,710,110)	$ 1,137,821	$1,137,821

Goodwill, intangible assets, and product development costs are comprised of the following at June 30, 2022:

	Cost	Accumulated Amortization	Net Book Value	Impairment	Total
Goodwill	$ 834,220	$ -	$ 834,220	$ -	$ 834,220
Finite-lived assets:
Customer list	$ 922,053	$ (472,320)	$ 449,733	$ (33,184)	$ 416,549
Vendor relationships	484,816	(264,565)	220,251	(4,701)	215,550
Product development costs	1,279,686	(468,594)	811,092	-	811,092
	$ 2,686,555	$ (1,205,479)	$ 1,481,076	$ (37,885)	$ 1,443,191

Intangible assets such as customer lists and vendor relationships are stated at the lower of cost or fair value. They are amortized on a straight-line basis over periods ranging from three to six years, representing the period over which the Company expects to receive future economic benefits from these assets. The Company acquired certain intangible assets. During the year ended June 30, 2022, the Company impaired $37,885 of the intangible assets related to the acquisition of Classroom Tech. Amortization of these intangible assets amounted to $68,000 and $44,700 for the three months ended March 31, 2023 and 2022. Amortization of these intangible assets amounted to $136,000 and $180,243 for the Nine Months ended March 31, 2023 and 2022.

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

Annual amortization expense is calculated based on the straight-line method over the product’s estimated economic lives, which are typically three to six years. Amortization of product development costs incurred begins when the related products are available for general release to customers. Amortization of product development costs of $105,216 and $69,042 for the three months ended March 31, 2023 and 2022. Amortization of product development cost of $204,399 and $184,170 for the Nine Months ended March 31, 2023 and 2022, is included in cost of revenues in the Company’s unaudited condensed consolidated statements of operations.

Estimated amortization expense related to finite-lived intangible assets for the next five years is: $549,264 for fiscal year 2024, $314,373 for fiscal year 2025, $119,340 for fiscal year 2026, $94,213 for fiscal year 2027, and $60,631 for fiscal year 2028 and $0 thereafter.

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

In December 2019, the FASB issued ASU No. 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”) by removing certain exceptions to the general principles. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption of the amendments is permitted. Depending on the amendment, adoption may be applied on a retrospective, modified retrospective or prospective basis. The Company adopted the new guidance on July 1, 2022 in its consolidated financial statements.

Note 2 – Property and Equipment

Property and equipment are comprised of the following at:

	March 31, 2023	June 30, 2022
Vehicles	$ 212,658	$ 212,658
Building	201,823	201,823
Equipment	16,192	16,192
Leasehold improvements	31,000	31,000
Furniture and fixtures	28,321	28,321
	489,994	489,994
Accumulated depreciation	(171,300)	(141,125)

Property and equipment, net	$ 318,694	$ 348,869

Note 3 – Lines of Credit

The Company had up to $1,000,000 available credit line under an accounts receivable factoring agreement through July 30, 2022. This agreement automatically renews for a two year period unless notice is given. Total available credit under the factoring agreement was $901,045.19 and $989,680 as of March 31, 2023 and June 30, 2022, respectively. See Note 11.

On August 31, 2022, the Company received proceeds of $155,837 under an equity line of credit with a bank – First Citizens Bank. The $160,000 line of credit bears interest at prime plus 1% and matures August 25, 2027. Collateral on the line of credit includes certain fixed asset of the Company. The outstanding balance was $155,500 and $0 at March 31, 2023 and June 30, 2022, respectively.

On November 1, 2022, the Company entered into financing and security agreement with a financial technology company. Collateral on the line incudes inventory and certain fixed assess of the Company. Each draw on the line of credit bears interest at a variable rate based on the date of draw, plus a fee and matures in Nine Months. The outstanding balance was $180,042 at March 31, 2023.

Note 4 – Notes Payable

Long Term Notes Payable

	March 31 , 2023	June 30, 2022

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

	$ 174,900	$ 207,058

Note payable to an investor of $360,000 bearing interest at 12% and maturing February 28, 2023. Monthly installments of $30,000 beginning May 2022. The loan was issued at a discount of $60,000 and has a convertible default provision in the event the Company does not make the monthly payments. In July 2022, payments for June, July, and August 2022 were deferred to September 30, 2022 by the lender in exchange for $30,000 increase in the principal and a change in terms of certain default provisions. On November 7, 2022, the note was amended whereby deferred and future payments on the note will be paid from future equity purchase agreement proceeds, and lowered the conversion price in the event of a default to $0.03 per share, subject to adjustment. The Company issued 883,333 shares of common stock to the investor as additional commitment fees.  The note is convertible as of March 31, 2023.

	225,000	269,432

Note payable to an investor bearing interest at 12% and maturing March 18, 2023. Monthly installments of $22,558 begin on May 2022. The loan was issued at a discount of $24,450 and has a convertible default provision in the event the Company does not make the monthly payments. The note was repaid in full by conversion to stock.	-	158,745

Note payable to an investor of $88,760 with ten installment payments of $9,941 due each month starting in January 15, 2023. The loan was issued at a discount of $9,510, bears 12% interest and has a convertible default provision in the event the company does not make the scheduled monthly payments. Interest for twelve months of 10,651 is immediately due on the issue date and payable at maturity.	83,213	-

Note payable to an investor of $59,250 convertible after 180 days from issue on July 1, 2023. The loan bears 12% interest and converts at a conversion price equal to 65% of the average of the two lowest trading prices for the stock during the 10 trading day period prior to conversion. Prepayment of the loan within 60 days of issue results in a 115% premium, and prepayment within 61 to 180 days of issue results in a 125% premium.	59,250	-

Note payable to an investor in the principal amount of 1,350,000, bearing interest at 12% and maturing on May 26, 2023 with monthly installments of principal and interest of $120,185 beginning in May 2022. On May 25, 2022, the June, July, and August 2022 payments were deferred in exchange for 750,000 shares of common stock and a $146,667 increase to the principal balance. The October and November 2022 payments were deferred by the lender. On November 15, 2022, the Company issued a $150,000 forberance note to the investor and extending the maturity date to June 30, 2023. The note is convertible as of March 31, 2023.

	1,128,642	1,294,198

Note payable to an investor in the principal amount of $600,000 due December 21, 2022, issued at a discount of $60,000, bearing 12% annual interest. A warrant for the purchase of 600,000 common shares at an exercise price of $0.50 per share was issued as a commitment fee. Principal and interest on the note are due at maturity. An additional warrant for the purchase of 400,000 shares and an amended exercise price of $0.01 for all warrants was issued effective June 21, 2022.	200,000	540,000

Note payable to an investor in the principal amount of $450,000 with payments of $62,438 due each month starting on September 22, 2022. The loan was issued at a discount of $49,500, bears 11% interest and has a convertible default provision in the event the Company does not make the monthly payments. The note is convertible as of March 31, 2023.	450,000	400,500

Note payable to an investor in the principal amount of $810,000 bearing interest at 12%, due August 31, 2023. A warrant for the purchase of 1,000,000 common shares at an exercise price of $.01 per share was issued as a commitment fee to the investor. The note has a convertible default provision.	843,750	-

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

	291,917	-

Investor advance on Equity Purchase Agreement.	676,565	-

Long term loan under Section 7(b) of the Economic Injury Disaster Loan program bearing interest at 3.75% and maturing in May 2050. Monthly installments of principal and interest of $731 begin November 21, 2022.	150,000	150,000

Financing lease liabilities for offices and warehouses with monthly installments of $22,810 (ranging from $245 to $9,664) over terms expiring through December 2024.	129,758	179,512

Note payable with a finance company for delivery vehicle with monthly installments totaling $679 including interest at 8.99% over a 6 year term expiring in December 2025.	18,888	25,771

Note payable with a finance company for delivery vehicle with monthly installments totaling $948 including interest at 5.9% over a 6 year term expiring in January 2027.	43,425	51,826

Note payable with a bank for delivery vehicle with monthly installments totaling $844 including interest at 6% over a 4 year term expiring in August 2025.	23,159	29,696

Total Notes Payable	4,498,467	3,306,738
Less: Unamortized original issue discount	109,408	242,529
Less: Fair value of warrants	211,576	-
Current Portion of Notes Payable	3,795,339	2,815,231

Long-term Portion of Notes Payable	$ 382,144	$ 248,978

Future minimum principal payments on the long-term notes payable to unrelated parties are as follows:

Period ending March 31,
2024	$ 3,795,339
2025	124,100
2026	76,383
2027	38,794
2028	8,179
Thereafter	134,685
$ 4,117,483

Note 5 – Fair Value Measurements

The following table presents information about the assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and June 30, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

At March 31, 2023:		Total	Level 1	Level 2	Level 3
	Convertible debt features	$ 12,189	$ -	$ -	$ 12,189

At June 30, 2022:		Total	Level 1	Level 2	Level 3
	Convertible debt features	$ -	$ -	$ -	$ -

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

The derivative liability was valued using the Monte Carlo pricing model with the following inputs:

At March 31, 2023
Risk-free interest rate:	0.17%
Expected dividend yield:	0.00%
Expected stock price volatility:	295.00%
Expected option life in years:	.90 year

At June 30, 2022
Risk-free interest rate:	0.00%
Expected dividend yield:	0.00%
Expected stock price volatility:	0.00%
Expected option life in years:	0 years

The following table sets forth a reconciliation of changes in the fair value of the Company's convertible debt components classified as Level 3 in the fair value hierarchy at March 31, 2023 and June 30, 2022:

Balance at June 30, 2022	$-
Realized	-
Unrealized	12,189
Balance at March 31, 2023	$12,189

Balance at July 1, 2021	$1,842,000
Realized	(1,842,000)
Unrealized	-
Balance at June 30, 2022	$-

As of March 31, 2023 and June 30, 2022, the only asset required to be measured on a nonrecurring basis was goodwill and the fair value of the asset amounted to $834,220 using level 3 valuation techniques.

Note 6 - Related Party Transactions

Notes Payable

	March 31, 2023	June 30, 2022

Fair value of unsecured notes payable to seller of Concepts and Solutions, a related party, bearing interest at 3% per year, payable in annual installments through November 30, 2021. Payment is subject to adjustment based on the achievement of minimum gross revenues and successful completion of certain pre-acqusition withholding tax issues of Concepts and Solutions.

	$ 1,030,079	$ 1,030,079

Note payable to a stockholder in which the note principal plus interest at 15% is payable the earlier of 60 days after invoicing a certain customer, or April, 2022 due to an extension granted by the lender. On December 23, 2021, an amendment extended the maturity to March 30, 2025, changed the interest rate to 10% with monthly payments of principal and interest of $8,823 beginning in June 2022. The note is collateralized by a security interest in a certain customer purchase order. Monthly payments were deferred by the lender.	385,000	385,000

Note payable related to acquisition of Classroom Tech in which the note principal is payable in 2021 with no interest obligations, upon the shareholder's resolution of a pre-acquisition liability with a bank.	-	55,000

Notes payable to two stockholders, bearing interest at 12% and payable from future equity advances where 20% of each advance will be used to pay the notes down until paid in full and to pay back within six month of an active equity purchase agreement.	225,000	-

Long term note bearing interest at 6% and maturing March 31, 2024 and other short-term payables due to stockholders and related parties	845,499	355,538

Total Related Party Notes Payable	2,485,578	1,825,617

Current Portion of Related Party Notes Payable	105,876	1,238,755

Long-term Portion of Related Party Notes Payable	$ 2,379,702	$ 586,862

As of March 31, 2023, related party notes payable maturities are as follows:

Period ending March 31,
2024	105,876
2025	1,070,923
2026	-
2027	1,308,779
2,485,578

Related Party Leases

The Company leases property used in operations from a related party under terms of a financing lease. The term of the lease expired on March 31, 2021 and is continuing on a month to month basis. The monthly lease payment is $9,664 plus maintenance and property taxes, as defined in the amended lease agreement. Rent expense for this lease was $28,992 and $28,992 for the three months ended March 31, 2023 and 2022, respectively. Rent expense for this lease was $86,976 and $86,976 for the Nine Months ended March 31, 2023 and 2022, respectively

Other Related Party Agreements

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

	March 31, 2023	June 30, 2022
Right-of-use assets:
Operating right-of-use assets	$129,758	$179,512
Operating lease liabilities:
Current portion of long term payable	82,284	80,096
Financing leases payable, less current portion	47,474	99,416
Total operating lease liabilities	$129,758	$179,512

As of March 31, 2023, financing lease maturities are as follows:

Period ending March 31,
2024	$ 82,284
2025	45,106
2026	2,368
$129,758

As of March 31, 2023, the weighted average remaining lease term was 1.08 years.

Note 8 – Equity

All share amounts have been adjusted to reflect a 1:200 reverse stock split of the authorized and outstanding shares of common stock that was effective March 7, 2022.

For the Nine Months ended March 31, 2023:

During the Nine Months ended March 31, 2023, the Company issued 53,206,652 shares of common stock in exchange for debt reduction.

During the Nine Months ended March 31, 2023, the Company issued 9,429,130 shares of common stock in exchange for proceeds under the Equity Purchase Agreement. These shares were valued at $166,435 upon issuance.

During the Nine Months ended March 31, 2023, the Company issued 2,800,000 shares of common stock for commitment fees under notes payable.

During the Nine Months ended March 31, 2023, the Company issued 3,070,922 shares of common stock for professional consulting services. The shares were valued at $238,128 upon issuance.

During the Nine Months ended March 31, 2023, the Company issued 23,540,539 shares of common stock in exchange for Preferred Series F stock.

During the Nine Months ended March 31, 2023, the Company issued warrants to investors to purchase common stock. The warrants were valued at $492,434 upon issuance.

During the Nine Months ended March 31, 2023, the Company issued 350,000 shares of common stock as a charitable donation. The shares were valued at $52,500 upon issuance.

During the Nine Months ended March 31, 2023, the Company received 36,500 shares of common stock from a former investor. The shares can be re-issued.

During the Nine Months ended March 31, 2023, the Company issued 5,000,000 shares of common stock under two retirement agreements.

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

Warrants are granted with an exercise price no less than the fair market value of the warrant on the date of the grant and generally vest immediately. A June 2022 warrant, as amended on November 8, 2022, is entitled to convert into one common share at an exercise price of $0.01. The November 8, 2022 amendment increased the June 2022 warrants by 400,000 and changed the exercise price from $0.50 to $0.01. An August 2022 warrant is entitled to convert into one common share at an exercise price of $0.01. A November 1, 2022 warrant is entitled to convert into one common share at an exercise price of $0.10. All warrant exercise prices are subject to adjustment. The Company granted investors 600,000 warrants on June 21, 2022; 1,000,000 warrants on August 31, 2022; increased the June 21, 2022 warrants by 400,000 on November 1, 2022; and issued 2,100,000 warrants on November 8, 2022, pursuant to three notes payable (Note 4). The fair value of the warrants was $365,091 and $0 at March 31, 2023 and June 30, 2022, respectively. There are 2,100,000 unvested warrants issued on November 1, 2022 to an investor that will go into effect in the event of a default on the related note.

The fair value of each equity-based award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table at March 31, 2023:

Stock price volatility	175%
Expected term	5 years
Discount rate	3.38%
Expected dividends	0%

The fair value of each equity-based award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table at June 30, 2022:

Stock price volatility	190%
Expected term	1 year
Risk-free interest rate	3.21%
Expected dividends	0%

A summary of the warrant status at March 31,2022 and June 30, 2022 and changes during the Nine Months ended is presented below. There were no warrants outstanding during the Nine Months ended March 31, 2021.

	Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2022	600,000	$0.01
Granted	1,400,000	0.01
Granted	2,100,000	0.10
Forfeited	-	-
Outstanding, March 31, 2023	4,100,000	$0.09

Exercisable, end of period	$3,100,000	-

A further summary of warrants outstanding at March 31, 2023 is as follows:

	Exercise	Number	Number	Weighted Average	Intrinsic
Warrants	Price	Exercisable	Outstanding	Remaining Life	Value
600,000	$ 0.01	600,000	600,000	4.5 years	$ -
1,000,000	$ 0.01	-	1,000,000	4.7 years	$ 150,000
400,000	$ 0.01	400,000	400,000	4.5 years	$ 243,250
2,100,000	$ 0.10	2,100,000	2,100,000	4.9 years	$ 99,184
2,100,000	$ 0.10	-	-	5 years	$ -

Note 9 - Income Taxes

The Company's effective tax rate differed from the federal statutory income tax rate for the three and Nine Months ended March 31, 2023 as follows:

Federal statutory rate	21%
State tax, net of federal tax effect	5%
Valuation allowance	26%
Effective tax rate	0%

The Company had no federal or state income tax (benefit) for the three and Nine Months ended March 31, 2023 or 2022.

The Company's deferred tax assets and liabilities as of March 31, 2023 and June 30, 2022, are summarized as follows:

		March 31, 2023	June 30, 2022
Federal
	Deferred tax assets	$8,802,100	$ 7,781,500
	Less valuation allowance	(8,802,100)	(7,781,500)
	Deferred tax liabilities	-	-
		-	-
State
	Deferred tax assets	$1,619,300	1,966,600
	Less valuation allowance	(1,619,300)	(1,966,600)
	Deferred tax liabilities	-	-
		-	-

	Net Deferred Tax Assets	$ -	$ -

The Company's policy is to provide for deferred income taxes based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse. The Company has not generated taxable income and has not recorded any current income tax expense at March 31, 2023 and 2022, respectively.

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

The significant components of deferred tax assets as of March 31, 2023 and June 30, 2022 are as follows:

	March 31, 2023	June 30, 2022
Net operating loss carryforwards	$ $10,161,400	$ 9,539,900
Valuation allowance	(10,421,400)	(9,748,100)
Goodwill	(4,500)	11,000
Property and equipment	(26,800)	(32,000)
Development costs	72,800	124,600
Intangible assets	160,100	46,100
Inventory allowance	30,300	30,300
Warranty accrual and other	28,100	28,200

Net Deferred Tax Assets	$ -	$ -

As of March 31, 2023, the Company does not believe that it has taken any tax positions that would require the recording of any additional tax liability nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next twelve months. As of March 31, 2023, the Company's income tax returns generally remain open for examination for three years from the date filed with each taxing jurisdiction.

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

On September 4, 2019, the Company recorded a pre-acquisition liability for approximately $591,000 relative to unpaid payroll tax liabilities and associated penalties and fees of Concepts and Solutions. The liability is included in the note payable to seller of $1,030,079 at March 31, 2023 and June 30, 2022 (Note 6).

Concentrations

Galaxy contracts the manufacture of its products with domestic and overseas suppliers. The Company's sales could be adversely impacted by a supplier's inability to provide Galaxy with an adequate supply of inventory. Galaxy has one vendor that accounted for approximately 87% of purchases for the three months ended March 31, 2023. Galaxy had one vendor that accounted for approximately 36% of purchases for the three months ended March 31, 2022.

Galaxy has two customers that accounted for approximately 57% of accounts receivable at March 31, 2023 and two customers that accounted for approximately 80% of accounts receivable at June 30, 2022. Galaxy has two customers that accounted for 54% for the three months ended March 31, 2023.  Galaxy has three customers that accounted for approximately 78% and  two customers that accounted for approximately 55% of total revenue for the Nine Months ended March 31, 2023 and 2022, respectively.

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

Equity Purchase Agreements

On May 31, 2020, the Company entered into a two year purchase agreement (the "Equity Purchase Agreement") with an investor, which was amended and restated on July 9, 2020 and then again on December 29, 2020. Pursuant to the terms of the Equity Purchase Agreement, the investor agreed to purchase up to $10 million of the Company's common stock (subject to certain limitations) from time to time during the term of the Equity Purchase Agreement. During the three months ended March 31, 2023 and 2022, the Company issued 0 and 500,000 shares of common stock to the investor in exchange for proceeds for working capital. During the Nine Months ended March 31, 2022 and 2022, the Company issued 0 and 1,625,000 shares of common stock to the investor in exchange for proceeds for working capital.

On November 7, 2022, the Company signed a two year purchase agreement (“Equity Purchase Agreement”)  with an investor. Pursuant to the terms of the Equity Purchase Agreement, the investor agreed to purchase up to $5 million of the Company’s common stock (subject to certain limitations) from time to time during the term of the Equity Purchase Agreement. The common stock transactions will be “put” to the investor, at the option of the Company, at a discount equal to 80% of the average of the two lowest daily stock prices during a ten day period, in exchange for working capital proceeds. The Company will register the shares before puts are allowed. There is a commitment fee of 500,000 shares that will be issued to the investor. During the three months ended March 31, 2023 and 2022, the Company issued 4,429,130 and 0 shares of common stock to the investor in exchange for proceeds for working capital. During the Nine Months ended March 31, 2023 and 2022, the Company issued 9,429,130 and 0 shares of common stock to the investor in exchange for proceeds for working capital.

Accounts Receivable Factoring Agreement

On July 30, 2020, the Company entered into a two-year accounts receivable factoring agreement with a financial services company to provide working capital. Pursuant the agreement, the financial services company will pay the Company an amount up to eighty percent (80%) of the purchase price for the purchased accounts. Factoring fees are 2.5% of the face value of the account receivable sold to the factoring agent per month until collected. For collections over 90 days from the invoice date, the fee increases to 3.5%. The agreement contains a credit line of $1,000,000 and requires a minimum of $300,000 of factored receivables per calendar quarter. The agreement includes early termination fees and is guaranteed by the Company and by two of the stockholders individually. The Company paid collection fees of $30,964 and $11,216 during the three months ended March 31, 2023 and 2022, respectively. The Company paid collection fees of $150,183 and $36,244 during the Nine Months ended March 31, 2023 and 2022, respectively.

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

Investor Relations Agreement

The Company signed an agreement with an investment relations firm, commencing on May 1, 2022, requiring $10,000 per month and $20,000 worth of restricted stock issued 4 times in 2022, beginning May 1, 2022, June 1, September 1, and December 1, 2022. The agreement will automatically renew annually unless 60 days’ notice is given by either party. The Company paid $20,000 and issued 70,922 shares for investment relations services during the three months ended March 31, 2023. The Company paid $20,000 and issued 70,922 shares for investment relations services during the Nine Months ended March 31, 2023.  No fees or shares were issued during the three and Nine Months ended March 31, 2021.

Capital Markets Advisory Agreement

The Company signed an eight month Strategic Services agreement with an investor, commencing on May 1, 2022, requiring fees of 1,000,000 shares of common stock. The Company issued 1,000,000 shares for strategic services on August 1, 2022.

Advisory Services

In May 2020, an advisor agreed to be a non-exclusive advisor with respect to the identification and evaluation of potential business acquisition opportunities. In consideration for its services, the advisor may receive a cash fee equal to 3.5% of the purchase price if we close on a transaction with a target during the term of the agreement or within 12 months thereafter. In addition, (i) we will pay the advisor a cash fee payable at the closing equal to 1.5% of the gross proceeds we receive at each closing; (ii) (i) for an issuance of debt securities, a cash fee payable at the closing equal to 2.5% of the gross proceeds we receive at each closing; (iii) for an issuance of equity securities, a cash fee payable at the closing equal to 7.0% of the gross proceeds we receive at each closing. We will also reimburse the advisor for certain out of pocket expenses.

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

Note 13 - Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had negative working capital of approximately $6,200,000, and cash used in operations of approximately $2,300,000 at March 31, 2023. Accumulated deficit increased from June 30, 2022 to March 31, 2023 by approximately $5,900,000 to a deficit of approximately $60,000,000 at March 31, 2023.

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

Note 14 - Subsequent Events

On April 1, 2023, the Company executed amendments and issued pre-funded warrants to purchase up to    shares of the Company’s common stock in exchange for two promissory notes and two stock purchase agreements for $100,000 of additional capital.

On April 11, 2023, the Company issued 10,000,000 shares of common stock in exchange for $100,000 of debt reduction.

On April 10, 2023, the Company issued 5,757,576 shares of common stock in exchange for $19,000 of debt reduction.

On May 10, 2023, the Company entered into a financing agreement with a related party for a $1,500,000 loan. The related party funded $1,000,000 of the total available amount at closing. The financing agreement is a combination of debt and equity. The debt portion is a 5 year term loan at 12% interest. The lender has a preferred stock option as well depending on when the loan portion is paid back.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note on Forward Looking Statements

This Quarterly Report on Form 10-Q (this "Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In particular statements regarding future events and the future results of Galaxy Next Generation, Inc., which we refer to as "we," "us," "our", "Galaxy," or the "Company," including but not limited to, statements regarding the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities and the timing of any such financing, our future results of operations and financial position, business strategy and plan prospects are forward-looking statements. These forward-looking statements are based on our current expectations, estimates, forecasts, and projections about our business, economic and market outlook, our results of operations, the industry in which we operate and the beliefs and assumptions of our management. Words such as "expects," "anticipates," "targets," "goals," "projects," "would," "will," "could," "may," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled "Risk Factors" in Item 1A of Part II, Part I Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2022 (the "Annual Report"), and in other reports we file with the U.S. Securities and Exchange Commission (the "SEC"). In addition, many of the foregoing risks and uncertainties are, and could be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic conditions, including inflation. While forward-looking statements are based on reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, except as required by applicable law. We cannot at this time predict the extent of the impact of the COVID-19 pandemic and any business or economic conditions which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Business Overview

We are a manufacturer and U.S. distributor of interactive learning technologies and enhanced audio solutions. We are engaged in a full range of activities: marketing and sales, engineering and product design and development, manufacturing, and distributing. We develop both hardware and software that allows the presenter and participant to engage in a fully collaborative instructional environment. We also develop award winning classroom audio solutions, school public address (“PA”) and intercom products, and emergency communication applications creating a full line card offering for classrooms to our channel partners. Our product offerings include our own private-label interactive touch screen panel, our own intercom, bell, and paging solution, as well as an audio amplification line of products that is currently supported by both direct sales and through original equipment manufacturer (“OEM”) relationships. Our distribution channel consists of a direct sales model, as well as approximately 44 resellers across the U.S. that primarily sell the products offered by us within the commercial and educational market. We do not control where the resellers focus their reselling efforts; however, the K-12 education market is the largest customer base for our products comprising nearly 90% of our sales. In addition, our OEM division manufactures products for other vendors in our industry and white labels the products under other brands.

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

On September 3, 2019, we acquired 100% of the outstanding capital stock of both Interlock Concepts, Inc. (Concepts) and Ehlert Solutions Group, Inc. (Solutions) pursuant to the terms of  a stock purchase agreement that we entered into with Concepts and Solutions. The purchase price for the acquisition was 1,350,000 (6,750 post March 7, 2022 reverse stock split ) shares of common stock and a two year note payable to the seller in the principal amount of $3,000,000. The note payable to the seller is subject to adjustment based on the achievement of certain future earnings goals and successful completion of certain pre-acquisition withholding tax issues of Concepts and Solutions. The note has been adjusted and is reflecting under related party notes payable in the consolidated financial statements.

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

Revenue

Total revenues recognized were $657,235 and $1,268,447 for the three months ended March 31, 2023 and 2022, respectively, a decrease of approximately 48%. Total revenues recognized were $1,705,319 and $3,857,273 for the Nine Months ended March 31, 2023 and 2022, respectively, a decrease of approximately 56%. Additionally, deferred revenue amounted to $175,436 and $175,436 as of March 31, 2023 and June 30, 2022, respectively. Revenues decreased during the three and nine months ended March 31, 2023 due to installation work being scheduled for completion of certain jobs during the Summer break hours of the school systems.

Cost of Sales and Gross Margin

Our cost of sales was $772,238 and $1,015,843 for the three months ended March 31, 2023 and 2022, respectively, a decrease of approximately 24%. Our cost of sales was $1,373,739 and $2,882,705 for the Nine Months ended March 31, 2023 and 2022, respectively, a decrease of approximately 52%. Cost of sales consists primarily of manufacturing, freight, delivery, amortization of product development costs, and installation costs. There are no significant overhead costs which impact cost of sales. Cost of sales decreased during the three and nine months ended March 31, 2023 due to the decrease in revenue as well as our shift to selling products that are lower cost with higher profit margins.

General and Administrative

Three months ended	March 31, 2023	March 31, 2022
Stock compensation and stock issued for services	$ -	$ -
Impairment	-	78,102
General and administrative	667,185	1,126,705
Total General and Administrative Expenses	$ 667,185	$ 1,204,807

Nine Months ended	March 31, 2023	March 31, 2022
Stock compensation and stock issued for services	$ 238,128	$ 110,852
Impairment		46,809
General and administrative	3,610,456	3,627,953
Total General and Administrative Expenses	$ 3,848,584	$ 3,785,674

Total general and administrative expenses (including stock issued for services expenses) were $944,334 and $1,204,807 for the three months ended March 31, 2023 and 2022, respectively. Total general and administrative expenses (including stock issued for services expenses) were $4,086,712 and $3,785,674 for the Nine Months ended March 31, 2023 and 2022, respectively

Other Income (Expense)

Three months ended	March 31, 2023	March 31, 2022
Other Income	$ 504	$ 2,000
Expenses related to notes payable:
Change in fair value of derivative liability	61,553
Interest accretion	(153,515)	(25,370)
Interest related to equity purchase agreement	-
Interest expense	(606,740)	(101,766)

Total Other Income (Expense)	$ (698,198)	$ (125,136)

Nine Months ended	March 31, 2023	March 31, 2022
Other Income	3,304	$ 7,878
Expenses related to notes payable:
Change in fair value of derivative liability	(12,189)	1,842,000
Interest accretion	(389,628)	(49,660)
Interest related to equity purchase agreement	-	(2,143,500)
Interest expense	(2,044,936)	(724,129)

Total Other Income (Expense)	$ (2,443,449)	$ (1,067,411)

Interest expense of $2,044,936 and $2,867,629 during the Nine Months ended March 31, 2023 and 2022, was primarily due to common stock issued as commitment fees and to convert preferred stock, warrants issued and interest paid on notes payable, a decrease of 29%.

Net Loss for the Period

Net loss incurred for the three months ended March 31, 2023 and 2022 was $1,480,386 and $1,077,339 respectively, an increase of approximately 37%. Net loss incurred for the nine months ended March 31, 2023 and 2022 was $5,960,453 and $3,878,517 respectively, an increase of approximately 36%. Noncash contributing factors for the net loss incurred for the nine months ended March 31, 2023 and 2022 are as follows:

a) $238,128 and $110,852 represent noncash consulting fees paid through the issuance of stock for the Nine Months ended March 31, 2023 and 2022, respectively.

b) Noncash interest expenses of $0 and $2,143,500 for the Nine Months ended March 31, 2023 and 2022, respectively.

c) Depreciation and amortization expenses related to intangibles and capitalized development costs of $543,790 and $387,421 for the Nine Months ended March 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

Although our revenues generated from operations have become more sufficient, in order to support our operational activities our revenues still need to be supplemented by the proceeds from the issuance of securities, including equity and debt issuances. At March 31, 2023, we had a working capital deficit of approximately $5,900,000 and an accumulated deficit of approximately $60,200,000. As stated in Note 13 to the notes to the unaudited condensed consolidated financial statements included in this Report, our ability to continue as a going concern is dependent upon management's ability to raise capital from the sale of its equity and, ultimately, the achievement of sufficient operating revenues. We anticipate that our current cash and revenue generated from operations will be sufficient for day-to-day operations; however, we anticipate that we will need additional capital for business expansion and new product development. If our revenues continue to be insufficient to support our operational activities, we intend to raise additional capital through the sale of equity securities or borrowings from financial institutions and possibly from related and nonrelated parties who may in fact lend to us on reasonable terms and ultimately generating sufficient revenue from operations. Our operating loss continues to shrink, and investments should allow us to continue for several months until sufficient revenue is met. Management believes that its actions to secure additional funding will allow us to continue as a going concern. We currently do not have any committed sources of financing other than our accounts receivable factoring agreement and small lines of credit, which requires us to meet certain requirements to utilize. There can be no assurance that we will meet all or any of the requirements pursuant to our line of credit, or accounts receivable factoring agreement, and therefore those financing options may be unavailable to us. The Equity Purchase Agreement that we entered into November 2022 also has several conditions that we must meet before ClearThink Capital Partners, LLC is required to purchase shares of our common stock and there can be no assurance that we will meet those conditions. There is no guarantee we will be successful in raising capital outside of our current sources, and if so, that we will be able to do so on favorable terms.

Our cash totaled $170,096 at March 31, 2023, as compared with $300,899 at June 30, 2022, a decrease of $130,803. Net cash of $2,932,729 and $1,429,853 was used in operations activities, respectively, for the Nine Months ended March 31, 2023 and 2022. Net cash of $208,245 and $557,645 was used in investing activities, respectively, for the Nine Months ended March 31, 2023 and 2022.

Net cash of $2,158,115 was provided from financing activities for the Nine Months ended March 31, 2023, primarily due to proceeds from notes payable agreements and sale of common stock under the Equity Purchase Agreement.

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

Off-Balance Sheet Arrangements

The Company did not have off-balance sheet arrangements or transactions as of and for the Nine Months ended March 31, 2023 and 2022.

Non-GAAP Disclosure

To provide investors with additional insight and allow for a more comprehensive understanding of the information used by management in its financial and decision-making surrounding pro forma operations, Galaxy supplements its consolidated financial statements presented on a basis consistent with U.S. generally accepted accounting principles, or GAAP Adjusted EBITDA as a non-GAAP financial measure of earnings. The tables below provide a reconciliation of the non-GAAP financial measures, presented herein, to the most directly comparable financial measures calculated and presented in accordance with GAAP. Adjusted EBITDA represents EBITDA (earnings before income taxes depreciation and amortization). Galaxy management uses Adjusted EBITDA as financial measures to evaluate the profitability and efficiency of the business model. The Company uses these non-GAAP financial measures to assess the strength of the underlying operations of the business. These adjustments, and the non-GAAP financial measures that are derived from them, provide supplemental information to analyze our operations between periods and over time. Galaxy finds this especially useful when reviewing pro forma results of operations, which include large non-cash expenses including interest on the Equity Purchase Agreement, amortization of intangible assets and capitalized development costs and stock-based compensation. Investors should consider its non-GAAP financial measures in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP. The non-GAAP financial measures should not be considered superior to, as a substitute for, or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented.

Non-GAAP Adjusted EBITDA financial results for the three and Nine Months ended March 31, 2023 and 2021:

Three months ended	March 31, 2023	March 31, 2022
Revenue	$ 657,235	$ 1,268,447
Gross Profit	(115,003)	252,604
General and Administrative Expenses	(667,185)	1,204,807
Loss from Operations	(782,188)	(952,203)
Other Income (Expense)	(698,198)	(125,136)
Net Loss	(1,480,386)	(1,077,339)
Interest, Taxes, Depreciation, Stock Compensation and Amortization	838,246	114,660
Non-GAAP Adjusted EBITDA	$ (642,140)	$ (962,679)

Non-GAAP Adjusted EBITDA was $976,820 and a net loss of $962,679 for the three months ended March 31, 2023 and 2022, respectively.

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

We have a history of net losses, and have incurred losses for the Nine Months ended March 31, 2023 and 2021 and there can be no assurance that we will generate net income

For the Nine Months ended March 31, 2023 and 2022 we had a net loss of $5,960,453 and $3,878,517, respectively. For the year ended June 30, 2022, we had a net loss of $3,878,517. For the year ended June 30, 2021, we had a net loss of $24,424,336. There can be no assurance that our losses will not continue in the future, even if our revenues and expenditures for the products and solutions we sell and distribute increase. In addition, as of March 31, 2023, we had stockholders' deficit of approximately $6,000,000 and cash used in operations of approximately $2,300,000. As of June 30, 2022, we had stockholders' deficit of approximately $2,200,000 and cash used in operations of approximately $1,400,000. These factors raise substantial doubt regarding our ability to continue as a going concern.

Our historical operating results indicate substantial doubt exists related to our ability to operate as a going concern.

We have incurred net losses and used significant cash in operating activities since inception, and we expect to continue to generate operating losses for the foreseeable future. As of March 31, 2023, we have an accumulated deficit of approximately $60.1 million and our total cash at March 31, 2023 was $170,096. These factors raise substantial doubt about our ability to continue as a going concern and to satisfy our estimated liquidity needs for twelve months following the date thsi Report is filed. Our consolidated audited financial statements as of and for the year ended June 30, 2022 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our management concluded that our recurring losses from operations and the fact that we have not generated significant revenue or positive cash flows from operations raise substantial doubt about our ability to continue as a going concern for the twelve months following the date on which we issued of our audited financial statements. Our auditors also included an explanatory paragraph in its report on our audited financial statements as of and for the year ended June 30, 2022 with respect to this uncertainty.  If we continue to experience operating losses, and we are not able to generate additional liquidity through a capital raise or other cash infusion, we might need to secure additional sources of funds, which may or may not be available to us. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to further scale back or discontinue the development of our product candidates or other research and development initiatives or initiate steps to cease operations.

We require funds to operate and expand our business.

During the Nine Months ended March 31, 2023, our operating activities used net cash of $2,292,413 and our total cash at March 31, 2023 was $214,860. During the year ended June 30, 2022, our operating activities used net cash of approximately $1.4 million and our total cash was $300,899. During the year ended June 30, 2021, our operating activities used net cash of approximately $6,300,000 and our cash was $541,591.  As of March 31, 2023, our accumulated deficit totaled approximately $60.1 million. As of June 30, 2022, our accumulated deficit totaled approximately $54,000,000. Although we have been able to mitigate our losses in the past, we expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. We will require funds to purchase additional inventories, pay our vendors, and build our marketing and sales staff. If we do not succeed in raising additional funds on acceptable terms, we may be unable to expand our business and could default on our obligations. There can be no assurance that such financing will be available and that the equity interests of all of our stockholders would not be substantially diluted. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. Our ability to raise capital through the sale of securities may be limited by the rules of the SEC and the terms of the agreements that we enter into. We currently do not have any committed sources of financing other than our accounts receivable factoring agreement, which requires us to meet certain conditions to utilize and there can be no assurance that we will meet those conditions.

Our failure to comply with the terms of our outstanding notes could result in a default under the terms of the notes and, if uncured, it could potentially result in action against our pledged assets.

We currently have outstanding $200,000 in principal amount related to the balance of the note we issued in June 2022; $843,750 in principal amount related to the balance of the note we issued in August 2022 and $225,000 in principal amount related to the balance of the note we issued in November 2022. The notes have negative and affirmative covenants that restrict our ability to declare dividends, repurchase stock, issue new debt without consent, sell assets and are secured by warrants and convertible default provisions in the event the Company does not make the scheduled payments. If we fail to comply with the terms of the notes, the note holders could declare a default under the notes and if the default were to remain uncured the amounts owed under the notes can be accelerated, as they would have the right to proceed against the collateral secured by the loans. Certain of the notes also have prohibitions which prohibit us from taking certain actions. Any failure to comply with the terms of the notes would likely have a serious disruptive effect on our business.

We may not be able to access the operating capital available under the Equity Purchase Agreement dated November 7, 2022, which could prevent us from accessing the capital we need to continue our operations, which could have an adverse effect on our business

We have generated significant losses to date and expect to continue to incur significant operating losses. To date, our revenue from operations have been insufficient to support our operational activities and has been supplemented by the proceeds from the issuance of securities. There is no guarantee that additional equity, debt or other funding will be available to us on acceptable terms, or at all.

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

Our operations and performance depend on global, regional and U.S. economic and geopolitical conditions.A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our products and our ability to raise capital when needed on favorable terms, if at all. Recently the rate of inflation has increased throughout the U.S. economy. Inflation may adversely affect us by increasing the costs of labor, consumables and other costs of doing business. In an inflationary environment, such cost increases may outpace our expectations, causing us to use cash faster than forecasted. We have experienced supply chain disruption and a weak or declining economy may further strain our vendors and suppliers possibly resulting in additional supply chain disruptions or cause delays in payments from customers. Russia’s invasion and military attacks on Ukraine have triggered significant sanctions from U.S. and European leaders. These events are currently escalating and creating increasingly volatile global economic conditions. Resulting changes in U.S. trade policy could trigger retaliatory actions by Russia, its allies and other affected countries, including China, resulting in a “trade war.” Any of the foregoing could cause us to face significant adverse effects to our business and financial condition

The above factors, including a number of other economic and geopolitical factors both in the U.S. and abroad, could ultimately have material adverse effects on our business, financial condition, results of operations or cash flows, including the following:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the Nine Months ended March 31, 2023:

During the Nine Months ended March 31, 2023, the Company issued 53,206,652 shares of common stock in exchange for debt reduction.

During the Nine Months ended March 31, 2023, the Company issued 9,429,130 shares of common stock in exchange for proceeds under the Equity Purchase Agreement. These shares were valued at $166,435 upon issuance.

During the Nine Months ended March 31, 2023, the Company issued 2,800,000 shares of common stock for commitment fees under notes payable.

During the Nine Months ended March 31, 2023, the Company issued 3,070,922 shares of common stock for professional consulting services. The shares were valued at $238,128 upon issuance.

During the Nine Months ended March 31, 2023, the Company issued 23,540,539 shares of common stock in exchange for Preferred Series F stock.

During the Nine Months ended March 31, 2023, the Company issued warrants to investors to purchase common stock. The warrants were valued at $492,434 upon issuance.

During the Nine Months ended March 31, 2023, the Company issued 350,000 shares of common stock as a charitable donation. The shares were valued at $52,500 upon issuance.

During the Nine Months ended March 31, 2023, the Company received 36,500 shares of common stock from a former investor for no additional consideration. The shares can be re-issued.

During the Nine Months ended March 31, 2023, the Company issued 5,000,000 shares of common stock under two retirement agreements.

Except as previously reported in prior filings with the Securities and Exchange Commission and as reported below, there were no sales of unregistered securities for the nine month ended March 31, 2023.

All sales in each of the transactions set forth above were issued relying on the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder for the offer and sale of securities not involving a public offeringexcept for debt conversions and Series F Preferred Stock exchanges, which were effected relying on Section 3(a)(9) of the Securities Act as the common stock was exchanged by us with our existing security holders exclusively and no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange. The recipients of securities in each of these transactions relying on Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act and had adequate access, through employment, business or other relationships, to information about us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None

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

Date: May 22, 2023

/s/ Gary LeCroy

Gary LeCroy

Chief Executive Officer (Principal Executive Officer)

Date: May 22, 2023

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

Dated: May 15, 2023

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

Dated: May 22, 2023

Galaxy Next Generation, Inc.

By: /s/ Magen McGahee

Magen McGahee

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Quarterly Report on Form 10-Q of Galaxy Next Generation, Inc. (the "Company") for the quarter ending March 31, 2023, I, Gary LeCroy, Chief Executive Officer of the Company hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1.Such Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2023, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such Quarterly Report on Form 10-Q for the quarter ending March 31, 2023, fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 22, 2023

Galaxy Next Generation, Inc.

By:/s/ Gary LeCroy

Gary LeCroy

Chief Executive Officer

(Principal Executive Officer)

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Quarterly Report on Form 10-Q of Galaxy Next Generation, Inc. (the "Company") for the quarter ending March 31, 2023, I, Magen McGahee, Chief Financial Officer of the Company hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1.Such Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2023, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such Quarterly Report on Form 10-Q for the quarter ending March 31, 2023, fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 22, 2023

Galaxy Next Generation, Inc.

By: /s/ Magen McGahee

Magen McGahee

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer.)