Form 10-Q/A
period 2023-03-31
GALAXY NEXT GENERATION, INC.
filed 2023-05-24
CIK 1127993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

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

EXPLANATORY NOTE: The Amendment no. 1 to Form 10-Q is being file to include the iXBRL Interactive Table Exhibits; no other changes in the document.

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

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND FOOTNOTES

The following unaudited condensed consolidated financial statements are included herein:

Condensed Consolidated Balance Sheets as of March 31, 2023 (unaudited) and June 30, 2022 (audited)	3
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended March 31, 2023 and 2022 (unaudited)	4
Condensed Consolidated Statement of Changes in Stockholders' Deficit for the Nine Months Ended March 31, 2023 and 2022(unaudited)	5-6
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2023 and 2022 (unaudited)	7
Notes to the Condensed Consolidated Financial Statements (unaudited)	8-19

GALAXY NEXT GENERATION, INC.
Condensed Consolidated Balance Sheets

	March 31, 2023	June 30, 2022
Assets	(Unaudited)	(Audited)
Current Assets
Cash	$ 170,096	$ 300,899
Accounts receivable, net	638,440	452,643
Inventories, net	486,568	1,002,108
Other current assets	3,950	3,950
Total Current Assets	1,299,054	1,759,600

Property and Equipment, net (Note 2)	318,694	348,869
Intangibles, net (Note 1)	1,137,821	1,443,191
Goodwill (Note 1)	834,220	834,220
Operating right of use asset (Note 7)	129,758	179,512
Total Assets	$ 3,719,547	$ 4,565,392

Liabilities and Stockholders' Deficit
Current Liabilities
Line of credit (Note 3)	$ 332,281	$ -
Derivative liability, convertible debt features (Note 5)	12,189	-
Current portion long term notes payable (Note 4)	3,795,339	2,815,231
Accounts payable	883,078	737,948
Accrued expenses	1,563,428	993,371
Deferred revenue	175,436	175,436
Short term portion of related party notes and payables (Note 6)	105,876	1,238,755
Total Current Liabilities	6,867,627	5,960,741
Noncurrent Liabilities
Related party notes payable, less current portion (Note 6)	2,379,702	586,862
Notes payable, less current portion (Note 4)	382,144	248,978
Total Liabilities	9,629,473	6,796,581

Stockholders' Deficit
Common stock	330,873	321,134
Preferred stock – Series G, non-redeemable	-	-
Preferred stock - Series F, subject to redemption	10	11
Additional paid-in-capital	53,901,728	51,629,750
Accumulated deficit	(60,142,537)	(54,182,084)
Total Stockholders' Deficit	(5,909,926)	(2,231,189)
Total Liabilities and Stockholders' Deficit	3,719,547	$ 4,565,392

 See accompanying notes to the condensed consolidated financial statements (unaudited).

GALAXY NEXT GENERATION, INC.

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2023	2022	2023	2022
Revenues	$ 657,235	$ 1,268,447	$ 1,705,319	$3,857,273
Cost of Sales	772,238	1,015,843	1,373,739	2,882,705

Gross Profit	(115,003)	252,604	331,580	974,568
General and Administrative Expenses
Stock compensation and stock issued for services	-	78,102	238,128	110,852
Impairment expense	-	-	-	46,869
General and administrative	667,185	1,126,705	3,610,456	3,627,953
Total General and Administrative Expenses	667,185	1,204,807	3,848,548	3,785,674
Loss from Operations	(782,188)	(952,203)	(3,517,004)	(2,811,106)
Other Income (Expense)
Other income	504	2,000	3,304	7,878
Expenses related to convertible notes payable:
Change in fair value of derivative liability	61,553	-	(12,189)	1,842,000
Interest accretion	(153,515)	(25,370)	(389,628)	(49,660)
Interest expense related to Equity Purchase Agreement (Note 11)		-	-	(2,143,500)
Interest expense	(606,740)	(101,766)	(2,044,936)	(724,129)
Total Other Income (Expense)	(698,198)	(125,136)	(2,443,449)	(1,067,411)
Net Loss before Income Taxes	(1,480,386)	(1,077,339)	(5,960,453)	(3,878,517)
Income taxes (Note 9)	-	-	-	-
Net Loss	$(1,480,386)	$(1,077,339)	$(5,960,453)	$(3,878,517)
Net Basic and Fully Diluted Loss Per Share	$ (0.0693)	$ (0.0636)	$ (0.2791)	$ (0.2325)
Weighted average common shares outstanding
Basic	21,353,550	16,939,276	21,353,550	16,679,847
Fully diluted	22,953,550	16,945,205	22,953,550	16,683,828

See accompanying notes to the condensed consolidated financial statements (unaudited).

GALAXY NEXT GENERATION, INC.
Consolidated Statement of Changes in Stockholders’ Deficit
Nine Months Ended March 31, 2023
(Unaudited)

	Common Stock		Preferred Stock Series G		Preferred Stock Series F		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, July 1, 2022	19,169,128	$ 321,134	51	$ -	11,414	$ 11	$51,629,750	$(54,182,084)	$(2,231,189)

Common stock issued for services	3,070,922	307	-	-	-	-	237,821	-	238,128

Commitment shares issued	2,800,000	280	-	-	-	-	202,170	-	202,450

Common stock issued for charitable donation	5,350,000	535	-	-	-	-	96,965	-	97,500

Common stock issued for debt reduction	53,206,652	5,320	-	-	-	-	627,472	-	632,792

Common stock issued to convert Preferred Stock Series F	23,540,539	2,354	-	-	(8,710)	(1)	449,624	-	451,977

Fair value of warrants issued	-	-	-	-	-	-	492,434	-	492,434

Return of common stock	(36,500)	-	-	-	-	-	-	-	-

Common stock issued under Equity Purchase Agreement	429,130	942	-	-	-	-	165,492	-	166,434

Consolidated net loss	-	-	-	-	-	-	-	(5,960,453)	(5,960,453)

Balance, March 31, 2023	116,529,871	$ 330,873	51	$ -	2,704	$ 10	$53,901,728	$(60,142,537)	$(5,909,926)

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

Date: May 24, 2023

/s/ Gary LeCroy

Gary LeCroy

Chief Executive Officer (Principal Executive Officer)

Date: May 24, 2023

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

Dated: May 24, 2023

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

Dated: May 24, 2023

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

1.Such Amended Quarterly Report on Form 10-Q/A for the fiscal quarter ending March 31, 2023, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such Amended Quarterly Report on Form 10-Q/A for the quarter ending March 31, 2023, fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 24, 2023

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

1.Such Amedned Quarterly Report on Form 10-Q/A for the fiscal quarter ending March 31, 2023, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such Amended Quarterly Report on Form 10-Q/A for the quarter ending March 31, 2023, fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 24, 2023

Galaxy Next Generation, Inc.

By: /s/ Magen McGahee

Magen McGahee

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer.)